Form 10-K
period 1994-01-29
AMES DEPARTMENT STORES INC
filed 1994-04-29
CIK 6071

                              FORM 10-K
                 SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C. 20549

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the fiscal year ended      JANUARY 29, 1994
                          -------------------------------------------

                                 OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to
                               -----------------      --------------

                         AMES DEPARTMENT STORES, INC.
          ------------------------------------------------------
          (Exact Name of Registrant as Specified In Its Charter)

       DELAWARE                                   04-2269444
- - - - - - - -------------------------                  --------------------------
(State or Other Jurisdiction of                (I.R.S. Employer
 Incorporation or Organization)              Identification Number)

2418 MAIN STREET, ROCKY HILL, CONNECTICUT                 06067
- - - - - - - -----------------------------------------          ------------------
(Address of Principal Executive Offices)               (Zip Code)

Registrant's Telephone Number, Including Area Code    (203) 257-2000
                                                    -----------------

Securities Registered Pursuant to Section 12(b) of the Act:   None

Securities Registered Pursuant to Section 12(g) of the Act:

TITLE OF EACH CLASS         NAME OF EACH EXCHANGE ON WHICH REGISTERED
- - - - - - - -------------------         -----------------------------------------

Common Stock, $.01 par value                      NASDAQ

Priority Common Stock, $.01 par value             None

Series B Warrants                                 None

Series C Warrants                                 NASDAQ

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                Yes   X    No
                                    -----     -----

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[ ]

       APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
            PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

    Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                      Yes   X   No
                          -----    -----

    As of April 15, 1994, the aggregate market value of voting stock held by non-affiliates of the Registrant was $113,215,404 based on the last reported sale price of the Registrant's Common Stock on the NASDAQ National Market System.

    17,085,738 shares of Common Stock and 3,041,531 shares of Priority Common Stock were outstanding on April 15, 1994.

    DOCUMENTS INCORPORATED BY REFERENCE:   Portions of the
Registrant's definitive proxy statement to be filed pursuant to Regulation 14A within 120 days after the end of the Registrant's fiscal year are incorporated by reference in Part III.


Page 1 of 98 pages                    Exhibit Index
(including Exhibits)                    on page 78

                          PART I


ITEM 1. DESCRIPTION OF BUSINESS

    (a)  GENERAL.

         Ames Department Stores, Inc. and its subsidiaries (collectively, "Ames" or the "Company") are retail merchandisers. As of April, 1994, Ames operates 306 self-service discount department stores under the Ames name in 14 states in the Northeast, Middle Atlantic and Mid-West regions and the District of Columbia. The Company's stores are located in rural communities, some of which are not served by other large retail stores, high-traffic suburban sites, small cities and several major metropolitan areas. The stores largely serve middle and lower-middle income customers.

         Ames is a Delaware corporation organized in 1962 as a successor to a business originally founded in 1958. Ames was reorganized on December 30, 1992 (see below) under Chapter 11 of the United States Bankruptcy Code ("Chapter 11"). Its principal executive offices are located at 2418 Main Street, Rocky Hill, Connecticut 06067, and its telephone number is (203) 257-2000.

    REORGANIZATION

         Ames and its subsidiaries filed petitions under Chapter 11 in the United States Bankruptcy Court for the Southern District of New York (the "Bankruptcy Court") on April 25, 1990 (the "Filing Date"). From that time until December 30, 1992, Ames operated its business as a debtor-in-possession subject to the jurisdiction and supervision of the Bankruptcy Court. On December 30, 1992, Ames emerged from bankruptcy (the "Consummation Date").

         Pursuant to the guidance provided by the American Institute of Certified Public Accountants in Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" ("SOP 90-7"), the Company adopted fresh-start reporting and reflected the distributions under the plan of reorganization in its balance sheet as of December 26, 1992 (the effective date of consummation of the plan of reorganization for accounting purposes). Under fresh-start reporting, the reorganization value of the Company was allocated to its net assets on the basis of the purchase method of accounting.

         As a result of the consummation of the plan of reorganization and adoption of fresh-start reporting, the Company was required to report its financial results for the 53 weeks ended January 30, 1993 ("Fiscal 1993") in two separate audited periods in the Consolidated Financial Statements included in this Form 10-K. One period contains the forty-eight weeks ended December 26, 1992, including the effects of the adoption of fresh-start reporting and consummation of the plan of reorganization, and the other Fiscal 1993 period contains the five weeks ended January 30, 1993 for the reorganized Ames.

         In addition, as part of its restructuring announced prior to its emergence from Chapter 11, the Company closed 60 discount stores and three freestanding Crafts & More stores in March, 1993 with going-out-of-business sales that commenced in January, 1993. The Company also closed one distribution center/warehouse during the fiscal year ended January 29, 1994 ("Fiscal 1994"). In addition to these closings, as part of its restructuring during the Chapter 11 case, the Company closed 311 other discount stores and nine distribution centers/warehouses.

    FISCAL 1994

         The Company's liquidity position stabilized during Fiscal 1994 following its emergence from Chapter 11 and related restructuring. Management believes that the Company's operating performance and the availability of its financing facilities will provide sufficient liquidity in the near term to allow the Company to meet its financial obligations.

         Ames completed the installation of scanning equipment in all of its stores during Fiscal 1994 and continued the roll-out of certain specialty departments within the stores. The Company also remodeled 24 stores on a small scale and expanded certain jewelry departments. In addition, during Fiscal 1994 management initiated, among other things, a home office "Store Work Day Program" whereby each home office associate at the director, buyer and officer level, including the executive officer level, works one day a month in a store to stay up-to-date with store operations and concerns.

         The Company continually reviews the profitability of its stores in the ordinary course of business and closes or sells stores whose performance is thought to be inadequate. The Company will consider relocating certain stores and opening new stores, particularly in selected markets that would reinforce marketing programs, enhance name recognition, and/or achieve market penetration. One store was destroyed by fire in Fiscal 1994 and is expected to be rebuilt by the landlord and reopened by the Company in the fiscal year ending January 28, 1995 ("Fiscal 1995"). There were no new store openings in Fiscal 1994. In addition, Ames announced in December, 1993 and February, 1994 that two stores would close in the first quarter of Fiscal 1995.

    (b) FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS.

         Ames operates self-service retail discount department stores selling a broad range of merchandise. There are no other reportable industry segments.

    (c) NARRATIVE DESCRIPTION OF BUSINESS.

         (i)  SERVICES, MARKETS AND DISTRIBUTION.

              Ames sells primarily brand name general merchandise, including the following items: family apparel and accessories, shoes, housewares, home furnishings, crafts, hardware and automotive accessories, sporting goods, toys, small appliances and consumer electronics, pre-recorded tapes, jewelry, health and beauty products, household products, camera and photographic supplies, pet products, party and paper products, and school and office supplies. Although Ames attempts to be competitive on everyday pricing, the Company primarily employs a high/low promotional pricing strategy with an emphasis on quality weekly circular advertising. Management will also continue to stress depth and breadth of products in selected merchandise categories, clean, neat and well-maintained facilities, appealing merchandise presentation, customer service and strict operating controls.

              Merchandise is purchased by Ames through its Rocky Hill, Connecticut headquarters for all stores and is shipped by vendors either directly to individual stores or to Ames' distribution centers/warehouses in Massachusetts and Pennsylvania which then make deliveries to stores. The Company's warehouse and distribution systems permit one-day service to all locations.

              For the last three fiscal years, women's apparel has been the only class of product that exceeded 10% of total sales, accounting for an average of approximately 13.3% of total sales. An average of approximately 19.5% of sales for the last three fiscal years were credit card sales and the remainder were by cash or check.

    The table below sets forth the number of retail stores in operation in each state in which Ames operated stores at the end of each of the last three fiscal years.

                                 STORES IN OPERATION AT FISCAL YEAR END
                        --------------------------------------------------------
                             1994               1993                 1992
                        --------------    ---------------    -------------------
                           DISCOUNT           DISCOUNT       DISCOUNT   CRAFTS &
                           STORES(a)           STORES         STORES      MORE
                           ---------          --------       --------   --------
    Connecticut               15                 15             15          -
    Delaware                   4                  4              7          -
    District of Columbia       1                  1              1          -
    Maine                     28                 28             29          1
    Maryland                  25                 25             36          1
    Massachusetts             32                 32             36          -
    Michigan                   -                  -              9          -
    New Hampshire             19                 19             20          -
    New Jersey                 5                  5              8          -
    New York                  81                 81             87          -
    North Carolina             -                  -              -          2
    Ohio                      11                 11             14          1
    Pennsylvania              54                 55             59          2
    Rhode Island               7                  7              7          -
    South Carolina             -                  -              -          2
    Vermont                   13                 13             13          -
    Virginia                   6                  6             20          4
    West Virginia              7                  7             10          -
                             ---                ---            ---        ---
       Total                 308                309            371         13
                             ===                ===            ===        ===


(a) Includes one Pennsylvania store in the process of closing at year-end and one New Hampshire store that will close in April, 1994.

         (ii)  NEW PRODUCTS.

               As mentioned in Item 1(a), the Company continued the roll-out of certain specialty departments during Fiscal 1994. These specialty departments included, among other things, expanded party and paper products and expanded pet products. The Company also performed small-scale remodels at 24 of its older stores, in addition to 20 stores already fully remodeled prior to Fiscal 1994, with a format containing several distinct and specialized departments, such as Crafts & More departments, within the stores. Ames intends to continue the expansion of successful specialty departments and strategies to other stores, as well as its offering of casual apparel and decorative home products.

         (iii) RAW MATERIALS.

         The Company does not rely on any one or a few suppliers for a material portion of its purchases, and there is no current or anticipated problem with respect to the availability of merchandise.

         (iv)  PATENTS, TRADEMARKS AND LICENSES.

         The mark "Ames" is registered with the United States Patent and Trademark Office. The Company considers this mark and the associated name recognition to be valuable to its business. The Company has a significant number of other trademarks, trade names, and service marks, some of which, such as "Crafts & More," "Pawsitively Pets," and "Party Plaza," are used in connection with the Company's roll-out of certain specialty departments within the stores. Although the Company considers these additional marks and its patents and licenses to be valuable in the aggregate, none of them individually has a material impact on the Company's business.

         (v)   SEASONALITY OF BUSINESS.

         During the second half of the Company's fiscal year, its business is more active as a result of the back-to-school and Christmas shopping seasons. Sales are highest in the last fiscal quarter.

         (vi)  WORKING CAPITAL.

         As of January 29, 1994, the Company's current ratio (current assets divided by current liabilities) was 1.7 to 1. See
         Item 7(b) - Management's Discussion and Analysis - Liquidity and Capital Resources for discussion of liquidity and plans to meet future liquidity needs.

         The demand for working capital is heaviest in April and May, and from August through November, when sufficient merchandise must be purchased for the spring, back-to-school and Christmas seasons.

         (vii) CUSTOMERS.

         No material part of the Company's business is dependent upon a single customer or a few customers. During Fiscal 1994, Ames had no single customer or affiliated group of customers to whom sales were made in an amount which accounted for 10% or more of the Company's total sales for such period.

         As is customary in the discount store industry, the Company's retail operations allow merchandise to be returned by customers if accompanied by proof of purchase. In addition, the Company has a program that allows for the matching of its sales prices to the advertised sales prices of its local competitors upon presentation of proper proof of the competitor's advertised price on the same item. Merchandise may be purchased under the Ames' layaway plan.

         (viii) BACKLOG.

         Backlog is not a significant factor in the Company's business.

    (ix) GOVERNMENT CONTRACTS.

         Ames has no material contracts with any government agency.

         (x)    COMPETITION.

         Ames operates in a highly competitive environment. Ames competes with other stores, including large national and regional chains, in the purchase and sale of merchandise, as well as for store locations. Ames anticipates a further increase in competition from other discount store chains and is continuing the modification of its store operations, advertising, merchandise mix, and merchandise presentation (see also "New Products" - Item 1(c)(ii)).

         Many of the Company's stores are located in smaller communities and are, in some cases, the largest non-food retail store in their market area. They compete, however, with many smaller stores offering a similar range of products. The Company's stores located in suburban sites and urban areas are in direct competition with other discount stores, including other large national and regional chains.

         The policy of Ames is to compete with non-discount retail competitors primarily on the basis of price and selection of merchandise, and with all retail competitors on the basis of convenience of location, depth and breadth of products in selected merchandise categories, and customer service.

         (xi)   RESEARCH AND DEVELOPMENT.

         Research and development activities are not a material aspect of the Company's business.

         (xii)  ENVIRONMENTAL MATTERS.

         To date, compliance with federal, state and local laws and regulations enacted to regulate the discharge of materials into the environment has not had, and is not expected to have, a material effect upon the Company's business.

         (xiii) EMPLOYEES.

         At March 31, 1994, Ames employed approximately 22,000 people.

    (d) FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES.

         The information called for by this item is not relevant to the Company's business.

ITEM 2. PROPERTIES.

    As of January 29, 1994, the Company's discount department stores occupied a total of approximately 18,856,000 square feet. The average store size is approximately 61,200 square feet. On average, approximately 82% is selling area.

    The construction of one discount store located in Monroeville, PA was financed with an industrial development bond. Ames has an option to purchase this location at nominal cost at the expiration of the lease term. During Fiscal 1994, the Company exercised similar options with respect to its stores located in Ellwood City and Grove City, PA that had been financed under industrial development bonds. The land and buildings for eight discount store locations are owned by Ames (two of which were being held for sale at January 29, 1994). The six owned locations with operating stores are Woodsville, NH, Bethel Park, PA, No. Huntingdon, PA, Lewiston, ME and, once the transfers are complete, the Ellwood City and Grove City, PA stores. The Company's Cape May, NJ location was sold during Fiscal 1994 and is being leased back under an operating lease. The Bethel Park, PA and Huntingdon, PA locations are subject to mortgages. The remainder of the Company's stores are leased, with the leases expiring at various times between 1994 and 2015. The leases generally have renewal options permitting extensions for at least five years. In addition, the leases typically provide for fixed annual rentals, payment of certain taxes, insurance and other charges, and additional rentals based on a percentage of sales in excess of certain fixed amounts. Except for certain point-of-sale equipment that is leased, vendor-owned greeting card equipment and leased department equipment, Ames owns the fixtures and equipment in its stores, some of which are subject to various financing arrangements.

    Leases on certain closed stores were rejected pursuant to Bankruptcy Court orders. Closed store leases that were not rejected were terminated or assigned to third parties. This process was completed during Fiscal 1994.

    The Company's warehouse and distribution facilities in Leesport, PA, Clinton, MA, Mansfield, MA and McKeesport, PA are owned and occupy an aggregate of approximately 2,543,500 square feet. The construction of the facility in Clinton, MA was financed with industrial development bonds and the Mansfield, MA facility is subject to a mortgage. The McKeesport, PA facility was closed during Fiscal 1994 and is being offered for sale or lease.

    Ames leases approximately 386,000 square feet of space in Rochester, NY under a lease expiring on December 31, 1997, with three ten-year renewal options. These premises have been subleased to an unaffiliated tenant for the remainder of the lease term. In Fiscal 1995, Ames is expected to assign its interest in a lease and sublease to a 260,000 square foot warehouse in Indianapolis, IN. Ames' lease for approximately 48,400 square feet of space in East Providence, RI was rejected in the Chapter 11 case, effective March 31, 1993.

    Ames owns and occupies its 217,000 square foot corporate office in Rocky Hill, CT. On February 2, 1989, Ames purchased a 135,000 square foot office building in West Hartford, CT for use as a satellite headquarters. This facility is currently being offered for sale. The Company has a lease for 135,000 square feet of combined storage, office and printing space in East Hartford, CT.


ITEM 3. LITIGATION.

    Ames is involved in various litigation as detailed in Note 12 to the Consolidated Financial Statements included in this Form 10-K.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    There were no matters submitted during the fourth quarter of Fiscal 1994 to a vote of security holders, through the solicitation of proxies or otherwise.

                                        PART II


Item 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
          MATTERS CONCERNING SECURITY HOLDERS.

    The Company's common stock and priority common stock was issued on the Consummation Date, pursuant to the terms of the plan of reorganization, to creditors and trustees for classes of general unsecured creditors and the common stock is listed on the NASDAQ National Market System ("NASDAQ"; symbol: AMES). As of April 15, 1994, Ames had 4,887 shareholders of record of the common stock and 14 shareholders of record of the priority common stock. These securities were issued without registration under the Securities Act of 1933, as amended or under any state or local law, in reliance on the exemptions set forth in Section 1145 of the Bankruptcy Code. Certain restrictions apply to the purchase and trading of the common stock and priority common stock, and are set forth in Note 8 to the Consolidated Financial Statements. High and low prices of the Company's common stock for Fiscal 1994 and from the Consummation Date through January 30, 1993, as reported on NASDAQ, are shown in the table below:

                                FISCAL 1994             FISCAL 1993 (a)
                               LOW       HIGH             LOW      HIGH
                             ------------------         ----------------
       1st Quarter           $2  5/8   $4  5/8           $ -     $   -
       2nd Quarter            2  1/8    3 7/16             -         -
       3rd Quarter            1  1/2    2  3/4             -         -
       4th Quarter            1 9/16    3   -             1/2     4 7/8

       (a) From December 30, 1992 (the first day of trading in the new stock).


    Ames' old common stock, which was canceled effective December 30, 1992 under the plan of reorganization, was listed on the New York Stock Exchange (Symbol: ADD) and the Pacific Stock Exchange (Symbol:
ADD) through September 3, 1992. Thereafter the old common stock traded on "pink sheets" provided by the National Quotation Bureau. Ames had 10,504 holders of record of the old common stock on December 28, 1992. High and low prices of Ames' old common stock for Fiscal 1992 and Fiscal 1993 (through December 29, 1992), as reported on the New York Stock Exchange through September 3, 1992 or as reported on the National Quotation Bureau thereafter, are shown in the table below:

                                 FISCAL 1993               FISCAL 1992
                                LOW      HIGH             LOW      HIGH
                               ---------------         -----------------
       1st Quarter             $ 1/4   $  5/8           $  3/4   $3  -
       2nd Quarter               1/2    1  -             1 5/8    2 1/2
       3rd Quarter              1/16      5/8            1  -     2 1/4
       4th Quarter (through     1/16      1/5              1/4    2 1/4
         December 29, 1992)



    There were no quarterly dividends paid by Ames to the holders of its new or old common stock during these periods. Ames also did not issue or declare additional shares of preferred stock in lieu of cash dividends on its old preferred stock, which was also canceled effective December 30, 1992 under the plan of reorganization, during the prior two fiscal years. The previous Board of Directors suspended the quarterly cash dividend on the Company's old common stock effective with the first quarter of Fiscal 1991. Dividends could not be paid during the Chapter 11 case and cannot be declared under the terms of the Company's original post-emergence credit agreement.


ITEM 6. SELECTED FINANCIAL DATA.

    The following selected financial data of Ames should be read in conjunction with the Consolidated Financial Statements and related Notes appearing elsewhere in this Form 10-K.


                                             (IN THOUSANDS EXCEPT PER SHARE DATA)
                  ------------------------------------------------------------------------------------------
                  FISCAL YEAR       FIVE WEEKS    FORTY-EIGHT
                     ENDED            ENDED       WEEKS ENDED                  FISCAL YEAR ENDED
                 -------------    ------------- ----------------  -----------------------------------------
                 JAN. 29, 1994    JAN. 30, 1993 DEC. 26, 1992(b)    1992 (d)       1991 (f)       1990 (h)
                 -------------    ------------- ----------------  ------------   ------------   -----------
Net sales           $2,123,527      $142,349   |  $2,284,026     $2,819,435     $3,109,080     $4,793,126
Net income (loss)      $10,823(a)   $(23,892)  |    $718,888(c)   $(282,382)(e)  $(793,459)(g)  $(228,062)(i)
Net income (loss)                              |
  per common sh.          $.51(a)     $(1.19)  |         -  (c)      $(7.87)(e)    $(21.47)(g)     $(6.41)(i)
Cash dividends per
  common share            -             -                -              -               -            $.10
Dividends on
  pref. shares            -             -                -              -               -         $12,543
Total assets          $567,131      $638,046        $725,026   | $1,389,645     $1,617,448     $2,270,943
Long-term debt &                                               |
 capital leases       $ 93,309      $176,239        $176,484   |    $64,445        $84,002       $156,040
Liab.'s subject                                                |
  to settlement           -             -                -     | $1,776,634     $1,726,621            -


         Note: In accordance with fresh-start reporting, the purchase method of accounting was used to record the fair value of assets and assumed liabilities as of December 26, 1992.  Accordingly, the selected financial data above for January, 1994, January, 1993 and December,
               1992 is not comparable in certain material respects to such data for prior periods.  Furthermore, the Company's results of operations for the periods prior to its reorganization are not necessarily indicative of results of operations that may be achieved in the future.

    (a)  Includes an extraordinary gain of $.9 million, or $.04 per share, for the early extinguishment of certain debt.

    (b)  Excludes the results of 60 stores after the date of their announced closings
         (October 30, 1992), closed as part of the Company's final restructuring prior to its emergence from Chapter 11.  Also excludes the results after May, 1992 of two stores closed in the ordinary course of business.

    (c)  Includes the extraordinary gain of approximately $1.25 billion on debt discharged pursuant to the plan of reorganization; the charge for revaluation of assets and liabilities under fresh-start reporting of $391.2 million;
         restructuring charges of $88.5 million for estimated costs of rejected leases, the closing costs associated with the 60 closed stores, the costs for discontinuance of private-label children's apparel, and for additional home office and field employee severance costs; and bankruptcy expenses of $25.5 million.  Net earnings per share was not presented for the forty-eight week period ended December 26, 1992 because such presentation would not be meaningful.  The old common stock was canceled under the plan of reorganization and the new common stock was not issued until December 30, 1992.


    (d)  Excludes the results of 84 stores after the date of their announced closings
         (January 26, 1991 for 7 stores and September 28, 1991 for 77 stores), closed as part of the Company's restructuring.
    (e)  Includes bankruptcy expenses of $28.0 million and restructuring charges of
         $147.2 million for estimated costs of rejected leases, closing 77 stores and other facilities, and associated restructuring.

    (f)  Excludes the results of 227 stores after the date of their announced closings
         (April 28, 1990 for 221 stores and October 27, 1990 for 6 stores), closed as part of the Company's restructuring.

    (g)  Includes bankruptcy expenses of $22.5 million and adjustments necessary to provide for a reserve for estimated costs associated with rejected leases and closing stores and other facilities under the Company's restructuring ($373.5 million); estimated settlements of accounts payable amounts resulting from the bankruptcy claims filing process ($40.0 million); inventory markdown reserves required for planned special promotions ($124.5 million); and the write-off of certain capitalized costs ($28.0 million).

    (h)  Includes the results of the G.C. Murphy Co. Variety Division until date of sale
         (September, 1989).

    (i)  Includes a restructuring charge of $137.3 million in anticipation of closing stores and restructuring store operations and distribution systems and an extraordinary loss of $8.4 million, or $.22 per share, to write-off deferred financing fees associated with the prepayment of debt.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS.

    (a) RESULTS OF OPERATIONS

                                                FISCAL YEAR ENDED
                           -----------------------------------------------------------
                           JANUARY 29, 1994   JANUARY 30, 1993*  JANUARY 25, 1992
                           -----------------  -----------------  -----------------
                               DISCOUNT       DISCOUNT  CRAFTS   DISCOUNT  CRAFTS
                                STORES         STORES   & MORE    STORES   & MORE

Stores, beginning of period       309            371       13       455       15
New stores                          -              -        -         -        -
Closed stores                     (1)(a)         (62)(b)  (13)(b)   (84)(c)   (2)(c)
                                  ---            ---      ---       ---      ---
Stores, end of period             308            309        0       371       13
                                  ===            ===      ===       ===      ===

                   *  Includes the forty-eight weeks ended December 26, 1992
                      (pre-consummation) and five weeks ended January 30, 1993
                      (post-consummation).


    (a)  Represents the Mt. Pocono, PA store that was destroyed by fire and that is expected to be rebuilt by the landlord and reopened by the Company in Fiscal
         1995.  Does not include two stores closed in the first quarter of Fiscal 1995.

    (b)  Includes 60 discount stores and 3 Crafts & More stores in the process of closing at
         January 30, 1993.

    (c)  Includes 77 discount stores and one Crafts & More store in the process of closing at
         January 25, 1992.



         The historical results of operations exclude the results of the 60 stores (closed in Fiscal 1993 as part of the Company's continued restructuring) after the date of their announced closings (October 30, 1992) and the results of 84 stores closed in Fiscal 1992 (also as part of the Company's restructuring) after the date of their announced closings (January 26, 1991 for 7 stores and September 28, 1991 for 77 stores). In addition, the historical results after May, 1992 exclude two stores closed during Fiscal 1993 in the ordinary course of business.

         The following discussion and analysis is based on the results of operations of the Company for Fiscal 1994, the five-week period ended January 30, 1993 and the forty-eight week period ended December 26, 1992 (combined - Fiscal 1993), and the fifty-two weeks ended January 25, 1992 (Fiscal 1992). The Company's results of operations for Fiscal 1994 and for the five-week period ended January 30, 1993 are not comparable in certain material respects to its results of operations for prior periods due to the Company's adoption of fresh-start reporting as of December 26, 1992 (Note 2 to the Consolidated Financial Statements). For purposes of the following discussion, comparison of the Company's results of operations for Fiscal 1994 and for the five-week period ended January 30, 1993 to prior periods are made only when, in management's opinion, such comparisons are meaningful. The financial information set forth below should be read in conjunction with the Consolidated Financial Statements of Ames Department Stores, Inc. and its Subsidiaries included elsewhere in this filing.

         The Company's business is seasonal in nature, with a large portion (31% in Fiscal 1994) of its net sales occurring in the fourth quarter (which includes the Christmas selling season). Total sales, including sales from leased departments, for the periods below and the respective total sales percentage increases/decreases and comparable store sales percentage increases/decreases over the prior year for stores that have been open and operated by Ames for at least the prior full Fiscal year were:

                           (000'S OMITTED)       PERCENTAGE INCREASES (DECREASES)
                           ---------------     -----------------------------------
     FISCAL YEAR ENDED       TOTAL SALES        TOTAL SALES    COMPARABLE STORES
     ------------------    ---------------     -------------  -------------------
    January 29, 1994         $2,228,135           (12.4)% (a)       (2.3)%

    January 30, 1993
      (five weeks)             $148,003             4.9%  (b)        4.9%

    December 26, 1992
      (forty-eight weeks)    $2,395,570           (14.9)% (c)       (0.3)%

    January 25, 1992         $2,956,762            (9.7)%            9.0%

    The rate of inflation did not have a significant effect on sales during these periods.


    (a)  Represents the total sales decrease from the combined fifty-three weeks ended
         January 30, 1993.

    (b)  Represents the total sales increase from the four weeks ended January 25, 1992.

    (c)  Represents the total sales decrease from the forty-eight weeks ended December
         28, 1991.

    RESULTS OF OPERATIONS FOR FISCAL 1994 COMPARED TO COMBINED FISCAL
    1993

         Despite a continued difficult economic environment in the Northeast and a decline in comparable store sales, the Company has reported improvements in its gross margin rate, operating earnings and net earnings, reflecting, in part, its emphasis on higher-margin sales and inventory and expense controls. Although no assurance can be given that the Company will be able to improve upon, continue or maintain these performance levels, management intends to build upon its Fiscal 1994 performance by continuing the above steps and the roll-out of certain specialty departments, and by converting Ames into a more focused chain serving the middle and lower end of the retailing spectrum with, among other things, an expanded selection of casual apparel and home decor products, and fewer low-margin commodity items. These steps, along with several changes in merchandise presentation and in store operations (e.g. increased local store merchandise selection and an increase in the number of store regions to reduce the number of stores supervised by each regional director), are being taken only after appropriate market research.

         Total sales declined 12.4% from Fiscal 1993 due to the closing of 62 stores during Fiscal 1993, one less week in Fiscal 1994, and a decrease of 2.3% in comparable store sales on a 308-store basis. The major causes for the decline in comparable store sales were the Company's de-emphasis of several lower-margin hardline categories, reduced broadcast advertising, severe winter weather during the first and fourth quarters of Fiscal 1994, a weak apparel market, and increased discount store competition, partially offset by sales increases from remodeled stores, expansions of certain specialty departments, and additional circular advertising.

         Sales of the Company's leased departments were $104.6 million or 4.7% of total sales for Fiscal 1994 compared to $117.2 million or 4.6% of total sales for combined Fiscal 1993. The decline of $12.6 million in leased department sales was due to the closing of the 62 stores, one less week, and a decrease of 1.2% in leased department comparable store sales.

         To facilitate a comparison of the Company's operating results with results achieved in the prior full fiscal year, including the predecessor's results , the following discussion and analysis incorporates certain pro forma data of the Company, which is summarized in the note titled "Pro Forma Summary Information (Unaudited)" in the Notes to the Consolidated Financial Statements. The pro forma data was prepared under the assumption that the closing of the 60 stores and the reorganization and related financing occurred at the beginning of combined Fiscal 1993.

         In management's judgement, the pro forma data enhances the ability to understand the results of operations of the Company for the 52 weeks ended January 29, 1994 compared with those for the combined 53 weeks ended January 30, 1993. The pro forma data is for illustrative purposes only and should not be construed to be indicative of the Company's results of operations that actually would have resulted if the transactions were consummated on the date assumed and do not project the Company's results of operations or trends for any future date or period.

         The following table sets forth the historical operating results for the 52 weeks ended January 29, 1994 and the unaudited pro forma operating results for the 53 weeks ended January 30, 1993 in millions and as a percentage of net sales:

                                                                     UNAUDITED
                                                                     PRO FORMA
                                         FISCAL YEAR ENDED        FISCAL YEAR ENDED
                                         JANUARY 29, 1994         JANUARY 30, 1993
                                                   % OF SALES               % OF SALES
                                      -----------------------  -----------------------
    Net sales                          $2,123.5      100.0%     $2,208.6      100.0%
    Cost of goods sold and
     transportation expenses            1,542.2       72.6       1,643.8       74.5
                                       ---------      -----      --------     ------
      Gross Profit                        581.3       27.4         564.8       25.5
    Leased dept. and other
     operating income                      34.4        1.6          34.9        1.6
                                       ---------     ------     ---------     ------
                                          615.7       29.0         599.7       27.1
    Store operating, admin., and
     general expenses, including
     leased dept. expenses                581.5       27.4         594.7       26.9
    Depreciation and amortization           2.1        0.1           1.2        0.1
    Amortization of excess of revalued
     net assets over equity                (6.2)      (0.3)         (6.0)      (0.3)
                                       ---------     ------     ---------     ------
      Profit from Operations               38.3        1.8           9.8        0.4

    Interest and debt expense             (28.9)      (1.4)        (26.5)      (1.2)
    Interest income                         2.5        0.1           3.5        0.2
    Gain on sale of properties              1.3        0.1            -          -
                                       ---------     ------     ---------     ------
      Income (Loss) before Income
        Taxes and Extraordinary Item       13.2        0.6         (13.2)      (0.6)

    Income tax provision                  (3.3)       (0.1)           -          -
                                       ---------     ------     ---------     ------
      Income (Loss) before
       Extraordinary Item                   9.9        0.5         (13.2)      (0.6)

    Extraordinary Gain                       .9        0.0            -          -
                                       ---------     ------     ---------     ------
        Net Income (Loss)                 $10.8        0.5%       $(13.2)      (0.6)%
                                       =========     ======     =========     =======

         Consolidated gross profit increased $16.5 million or 1.9% as a percentage of net sales in Fiscal 1994 compared to pro forma
    Fiscal 1993. The Company is emphasizing higher-margin products in its merchandise mix and in its advertising. For example, in Fiscal 1994, Ames continued with the installation within the stores of certain specialty departments, such as Crafts & More, Party Plaza and Pawsitively Pets departments, and the remodeling and expansions of jewelry departments. Broadcast advertising, which resulted in higher sales but lower margins in Fiscal 1993, was reduced and more narrowly focused by limiting the percents-off primarily to specific merchandise departments. In addition, although advertising markdowns were significantly higher this year, clearance markdowns and inventory shrink were significantly lower due primarily to tighter inventory (and other operating) controls. Inventory shrink expense was reduced by approximately
    .6% of net sales. Pro forma gross profit for Fiscal 1993 included a LIFO credit of $5.8 million as compared to no LIFO charge or credit in Fiscal 1994. Management is continuing to review all merchandising and operational strategies in an attempt to improve merchandise presentation and build on the Fiscal 1994 gross margin improvement, and to ensure an in-stock position in all core merchandise assortments. These steps to further improve gross margin are expected to be partially offset by a continued increase in discount store competition.

         Consolidated store operating, general and administrative expenses, including leased department expenses, decreased $13.2 million but increased as a percentage of net sales by .5% in Fiscal 1994 compared to pro forma Fiscal 1993. The dollar decrease was primarily due to reductions in home office expenses and one less week in Fiscal 1994, while the increase as a percentage of net sales was primarily due to the lower sales base upon which the percentage is calculated. Advertising expense was slightly higher in Fiscal 1994 compared to pro forma Fiscal 1993 due to additional circular advertising, partially offset by less broadcast advertising. Store payroll expense was slightly higher but other store expenses were slightly lower in Fiscal 1994 compared to pro forma Fiscal 1993. Management began its program to improve customer service by, among other things, increasing its investment in store payroll. Other store expenses include the Company's self-insurance expense which was significantly reduced in Fiscal 1994 due to an improved trend in claims experience. Field support expenses were constant between the two fiscal years.

         Consolidated depreciation and amortization expense increased $.9 million but remained the same as a percentage of sales in Fiscal 1994 compared to pro forma Fiscal 1993. The adoption of fresh-start reporting at December 26, 1992 resulted in the write-off of all of the Company's noncurrent assets at that date, and therefore depreciation and amortization expense for Fiscal 1994 was for capital additions subsequent to December 26, 1992. The amortization of the excess of revalued net assets over equity under fresh-start reporting resulted in a $6.2 million credit to the Fiscal 1994 results. The Company is using a ten-year life for the period of amortization.

         Consolidated interest and debt expense increased $2.4 million or .2% of net sales in Fiscal 1994 compared to pro forma Fiscal 1993. Approximately $1.3 million of fees related to the Credit Agreement (Note 6) and the Letter of Credit Facility (Note
    6) were charged to interest and debt expense in Fiscal 1994. The Company had a daily weighted average of $89.3 million in outstanding debt during Fiscal 1994 under the revolving credit portion of the Credit Agreement. These borrowings were utilized for seasonal inventory purchases and for the required cash collateralization of outstanding letters of credit.

         Consolidated interest income declined $1.0 million or .1% of net sales in Fiscal 1994 compared to pro forma Fiscal 1993. The decline was primarily due to lower cash collateral resulting from average outstanding letters of credit that were below the pro forma estimates for Fiscal 1993.

         Consolidated leased department and other operating income declined $.5 million in Fiscal 1994 compared to pro forma Fiscal 1993, but remained the same as a percentage of sales. The decline was primarily attributable to the decrease in leased department sales.

         During Fiscal 1994, the Company sold a shopping plaza and its corporate jet, both of which were operating properties and not held for disposition, for a combined total of approximately $3.4 million in proceeds and recognized a gain of approximately $1.3 million. The Company is leasing back its store within the shopping plaza under an operating lease and is utilizing charter or commercial aircraft for air travel purposes.

         As a consequence of the adoption of fresh-start reporting and SFAS No. 109 (Note 9), the Company recorded an income tax provision of $3.3 million for Fiscal 1994 with an associated increase of $3.3 million in additional paid-in capital. In the near future, Ames will report the tax benefits realized for tax purposes for cumulative temporary differences, as well as for the net operating loss carryovers, as an addition to paid-in capital rather than as a reduction in the tax provision in future statements of operations. The tax provision has no impact on the Company's reported taxes payable or cash flows.

         The Company recorded an extraordinary gain of $.9 million, before and after income taxes, from the early settlement of certain tax notes during Fiscal 1994.

         Compared with the projections for Fiscal 1994 contained in a Form 8-K filed on April 5, 1993 (referred to herein as the "Plan"), sales for Fiscal 1994 were $157.5 million below Plan and EBITDA (earnings before interest, taxes, LIFO expense or credit, non-cash extraordinary or unusual items, and depreciation and amortization) was $.5 million above Plan. The sales shortfall against Plan was primarily due to the Company's de-emphasis of lower-margin hardline categories, a weak apparel market, and harsh winter weather. The better-than-expected EBITDA result was attributable to improvement in the gross margin rate, the gain on the sale of properties, and lower-than-planned expenses.

         Note 15 to the Consolidated Financial Statements discusses the anticipated impact on the Company's operations from the partial roof collapse at the Leesport, PA distribution center. At the present time, the Company believes that the net financial effect from the Leesport situation will not have a material impact on the Company's financial position and results of operations.

    RESULTS OF OPERATIONS FOR THE FIVE WEEKS ENDED JANUARY 30, 1993 COMPARED TO THE FOUR WEEKS ENDED JANUARY 25, 1992

         The major causes for the 4.9% increase in total sales for the five weeks ended January 30, 1993, as compared to the four weeks ended January 25, 1992, were the extra week and the increase in comparable store sales, partially offset by the impact of having 62 fewer stores included in the January, 1993 sales. The increase in comparable store sales was primarily due to two additional circulars in January, 1993 as compared to the prior January, and the expansion of Crafts & More and jewelry departments, partially offset by less broadcast advertising and increased discount store competition. Comparable store sales for the 309 on-going stores was calculated by including the first week of fiscal February, 1992 in the prior January sales.

         The following table sets forth the historical operating results for the five weeks ended January 30, 1993 and the four weeks ended January 25, 1992 as a percentage of net sales:


                                                    PERCENTAGE OF NET SALES
                                                 ----------------------------
                                                   Five Weeks       Four Weeks
                                                     Ended             Ended
                                                   January 30,      January 25,
                                                      1993             1992
                                                  ------------     ------------
    Net Sales                                        100.0%     |     100.0%
    Cost of goods sold, transportation                          |
       and buying expenses                            83.9      |      68.0
                                                    --------    |    --------
           Gross Profit                               16.1      |      32.0
    Leased dept. and other income                      1.4      |       2.4
                                                    --------    |    --------
                                                      17.5      |      34.4
    Store operating, administrative and                         |
       general expenses, including leased                       |
       department expenses                            33.6      |      42.9
    Depreciation and amortization                       -       |       4.6
    Amortization of excess of revalued                          |
       net assets over equity                          (.4)     |        -
    Bankruptcy expenses                                 -       |       3.7
                                                    --------    |    --------
       Loss from operations                          (15.7)     |     (16.8)
    Interest and debt expense                         (1.3)     |      (2.3)
    Interest income                                     .2      |       1.2
                                                    --------    |    --------
      Net Loss                                       (16.8)%    |     (17.9)%
                                                    ========    |    ========


         Sales of the Company's leased departments were $5.7 million or 3.8% of total sales for the five weeks ended January 30, 1993 as compared to $5.3 million or 3.7% of total sales for the four weeks ended January 25, 1992. The increase was primarily due to the extra week ($1.0 million), partially offset by the 62 fewer stores ($.7 million).

         Consolidated gross profit declined $20.6 million or 15.9% as a percentage of net sales for January, 1993 as compared to the prior January. However, the prior January included a year-end LIFO credit of $12.9 million, or 9.5% of net sales, as compared to no LIFO charge or credit in January, 1993. In addition, the prior January had a year-end adjustment related to favorable inventory results for the month, versus a normal inventory shrink expense of approximately $2.0 million or 1.4% of net sales in January, 1993. Furthermore, clearance markdowns were greater in January, 1993 because of the extra week and the three additional heavy clearance sales days immediately after Christmas that fell into January, 1993.

         Consolidated store operating, general and administrative expenses, including leased department expenses, decreased $10.5 million or 9.3% as a percentage of net sales for January, 1993 as compared to the prior January. These decreases were primarily due to the store closings, the higher sales in January, 1993 which increased the sales base upon which the percentage was calculated, management's cost reduction programs in all selling, general and administrative areas, and reduced broadcast advertising, partially offset by the additional expenses for the extra week and additional circulars in January, 1993.

         Consolidated depreciation and amortization decreased by $6.3 million or 4.6% of net sales in January, 1993 compared to the prior year period. As mentioned above, the adoption of fresh-start reporting as of December 26, 1992 resulted in the write-off of all the Company's noncurrent assets at that date, and therefore the January 1993 depreciation and amortization was for January capital additions only.

         The amortization of the excess of revalued net assets over equity under fresh-start reporting resulted in a $.5 million credit to the operating results for January, 1993. The Company is using a ten-year life for the period of amortization.

         Consolidated interest and debt expense decreased $1.1 million or approximately 1.0% as a percentage of net sales in January, 1993 as compared to the prior January due to the prior January interest accrual on certain pre-petition debt and lower variable interest rates, partially offset by interest expense on the new and reinstated debt in January, 1993. The Company had an average of $14.8 million in outstanding debt during January, 1993 under the revolving credit portion of the New Credit Agreement.

         Consolidated interest income declined $1.3 million or 1.0% as a percentage of net sales from the prior January due to lower interest rates and the payout of the previously restricted cash and investments on the Consummation Date, partially off- set by the interest income earned in January, 1993 on the cash collateral maintained to secure letters of credit and on segregated funds maintained in connection with certain prepetition priority and administrative claims.

         Consolidated leased department and other operating income (combined) declined $1.2 million or .9% of net sales due primarily to the closed stores, a larger sales base upon which the percentage was calculated, and year-end adjustments to the layaway reserve which resulted in a $.6 million negative variance from the prior January.

         Because of the emergence from Chapter 11 on December 30, 1992, the Company no longer incurs bankruptcy expenses, which totalled $5.0 million in January, 1992.

    RESULTS OF OPERATIONS FOR THE FORTY-EIGHT WEEKS ENDED DECEMBER 26, 1992 COMPARED TO THE FORTY-EIGHT WEEKS ENDED DECEMBER 28,
    1991

         As part of its final restructuring prior to its emergence from Chapter 11, the Company announced on October 30, 1992 the planned closings of 60 discount stores. These store closings were the primary cause for the 14.9% decrease in total sales for the 48 weeks ended December 26, 1992, as compared to the 48 weeks ended December 28, 1991. The results of operations of all closed stores from the date of announcement were provided for in the restructuring charge. Accordingly, the results of the 60 stores were included in the statement of operations only through October, 1992. Total sales at these stores through the nine months ended October, 1992 were $227.9 million and for the fiscal year ended January 25, 1992 were $362.5 million. The prior year's operating results included $250.0 million in total sales for the 77 closed stores through the eight months ended September, 1991.

         On a 309-store basis (the number of stores remaining after the announcement of the 60 store closings), comparable store sales for the forty-eight week period were virtually flat at a .3% decline. The major negative factors affecting comparable store sales were the unusually cold weather in the spring and summer, the merchandise revision process in the first half of Fiscal 1993, increased discount store competition, and a reduction in circular advertising during the first two quarters which caused an estimated $50 million reduction in sales. These negative factors were mostly offset by the Company's continued installation of Crafts & More departments within the stores, the remodeling and expansion of jewelry departments, and additional broadcast advertising in the last half of the year.

         Management decided to discontinue the selling of private-label children's apparel because of a significant decline in sales in the children's department. This decline was due to poor customer response to the private-label program. The Company recorded a reserve at December 26, 1992 for the related markdowns.

         Management tested a program of reduced advertising during the first two quarters of Fiscal 1993 believing that selective reductions could be made while still producing desired sales. However, results indicated that sales plans could not be met with the reduced advertising and for the second half of Fiscal 1993 management resumed its traditional level of circular advertising, enhanced by additional promotional event advertising.

         The following table sets forth the historical operating results for the forty-eight weeks ended December 26, 1992 and December 28, 1991 expressed as a percentage of net sales:

                                                      PERCENTAGE OF NET SALES
                                                      FORTY-EIGHT WEEKS ENDED
                                                  -------------------------------
                                                  DECEMBER 26,     DECEMBER 28,
                                                      1992             1991
                                                  ------------     ------------
    Net Sales                                        100.0%           100.0%
    Cost of goods sold, transportation
       and buying expenses                            74.0             74.0
                                                    --------         --------
           Gross Profit                               26.0             26.0
    Leased dept. and other income                      1.5              1.6
                                                    --------         --------
                                                      27.5             27.6
    Store operating, administrative and
       general expenses, including leased
       department expenses                            26.8             27.3
    Depreciation and amortization                      1.9              2.0
    Bankruptcy expenses                                1.1               .8
    Restructuring charges                              3.9              5.5
                                                    --------         --------
       Loss from operations                           (6.2)            (8.0)
    Interest and debt expense                          (.4)            (2.3)
    Interest income                                     .5               .7
                                                    --------         --------
       Loss before fresh-start revaluation            (6.1)            (9.6)
    Revaluation charge                               (17.1)              -
                                                    --------         --------
       Loss before extraordinary item                (23.2)            (9.6)
    Extraordinary gain                                54.7               -
                                                    --------         --------
       Net income (loss)                              31.5%            (9.6)%
                                                    ========         ========


         Sales of the Company's leased departments were $111.5 million or 4.7% of total sales for the forty-eight weeks ended December 26, 1992 as compared to $132.1 million or 4.7% of total sales for the forty-eight weeks ended December 28, 1991. The decrease in leased department sales volume was primarily due to the 77 and 62 store closings in the forty-eight weeks ended December 28, 1991 and December 26, 1992, respectively.

         Consolidated gross profit declined $104.6 million but remained the same as a percentage of net sales for the forty-eight week period as compared to the same prior-year period. The decline in gross profit dollars was primarily due to the 77 and 62 store closings. Gross profit for the current period was positively affected by a LIFO credit of $5.8 million, or .3% of net sales, versus a LIFO charge of $7.3 million, or .3% of net sales, in the prior period and negatively impacted by a .1% increase, as a percent of net sales, in inventory shrink, which was due in part to unfavorable results for the first full-year's physical inventory at the Leesport, PA distribution center. Gross profit percentage was under downward pressure in the last months of the year due to extensive promotions, resulting in a larger percentage of sales coming from sale items.
    This trend adversely impacted gross profit at the end of the third quarter and continued into November and early December.
    This negative factor was partially offset by the continued expansion of Crafts & More and jewelry, both higher margin categories. In addition, the Company continued to consolidate its distribution centers, resulting in improved service and economies of scale.

         Consolidated store operating, general and administrative expenses, including leased department expenses, decreased $121.4 million or .5% as a percentage of net sales for the 48 weeks ended December 26, 1992 as compared to the same prior year period. These decreases were due to the 77 and 62 store closings and management's cost reduction programs in all selling, general and administrative areas, partially offset by increased broadcast advertising and coupon promotions, expenses incurred for store remodeling (primarily internal labor costs), and the effect of calculating the percentage of net sales on a reduced sales base.

         Consolidated depreciation and amortization decreased $11.0 million but remained approximately the same as a percentage of net sales for the 48-week period. The decrease was due to the 77 and 62 store closings.

         Consolidated interest and debt expense decreased $51.0 million or 1.9% as a percentage of net sales for the 48-week period. This decrease was due to the discontinuance of certain interest accruals as a result of the Chapter 11 proceedings, a lower number of capital lease obligations due to the store closings, and lower variable interest rates, partially offset by the effect of larger borrowings under the Debtor-in-Possession

    (DIP) Facility.  The maximum amount borrowed under the DIP
    Facility was $70 million during the 48-week period compared to $30.0 million in Fiscal 1992. These borrowings were utilized for Christmas season inventory build-up and were repaid in early
    December.

         Consolidated interest income declined $7.3 million or .2% as a percentage of net sales due to lower interest rates and smaller cash balances available for investment.

         Consolidated leased department and other operating income (combined) decreased $8.8 million and .1% as a percentage of net sales for the 48-week period. These decreases were primarily due to the 77 and 62 store closings.

         Additional costs related to the Chapter 11 case and the restructuring were reflected as bankruptcy expenses (primarily professional fees) and restructuring charges. Bankruptcy expenses increased $2.5 million or .3% as a percentage of net sales for the 48-week period in connection with the filing and confirmation of the plan of reorganization. The restructuring charge for the 48 weeks ended December 26, 1992 related primarily to the closing of the 60 stores and the discontinuance of private-label children's apparel. The restructuring charge incurred during the 48 weeks ended December 28, 1991 resulted primarily from the closing of 77 stores and two distribution centers, the loss associated with the sale of M&B (the Company's former wholesale sporting goods subsidiary), and the closing and sale of eleven freestanding Crafts & More stores.

         There was no tax provision for either of the 48-week periods. The extraordinary gain on debt discharge as a result of the consummation of the plan of reorganization for the 48-weeks ended December 26, 1992 was not a taxable item. The Company is in a net operating loss carryforward position and does not receive any current income tax benefit from losses incurred.

         As a result of the emergence from Chapter 11 and adoption of fresh-start reporting, the Company recorded a non-taxable extraordinary gain on debt discharge of approximately $1.25 billion (Note 20) and a fresh-start revaluation charge of approximately $391 million (Note 2) for the 48 weeks ended
    December 26, 1992. As a result of adopting fresh-start reporting as of December 26, 1992, future operating results are not comparable in certain material respects to periods through December 26, 1992.

    (b) LIQUIDITY AND CAPITAL RESOURCES.

         On April 28, 1994, the Company entered into an agreement with BankAmerica Business Credit, Inc., as agent, and a syndicate consisting of other banks and financial institutions, for a secured revolving credit facility up to $300 million (the "New Facility") that contains terms, covenants and interest rates that management believes are generally more favorable than those in the original post-emergence Credit Agreement. The New Facility expires on the third anniversary from the initial Advance (as defined in the New Facility). The New Facility is secured by substantially all of the assets of the Company and requires the Company to meet certain quarterly financial covenants. The New Facility has a sublimit of $100 million for letters of credit, with an additional sublimit of $45 million for standby letters of credit. The New Facility has no requirement for cash collateralization of letters of credit, except in limited instances as described in the New Facility. The funds under the New Facility may only be used for working capital and for the payment of certain debt described below. The interest rate per annum on the New Facility is equal to the Reference Rate (as defined in the New Facility) plus 2% of the first $270 million of Advances (subject to downward adjustments) or 5% of the last $30 million of Advances. Alternatively, the first $270 million of Advances under the New Facility may be made at the interest rate per annum equal to the Eurodollar Rate ( as defined in the New Facility) plus 3.75% (subject to downward adjustments). A copy of the New Facility is expected to be filed on a Form 8-K in early May, 1994.

         The Company will use the funds that will no longer be restricted for the collateralization of letters of credit, and funds from the New Facility, to prepay the Series A, B and D Notes and the outstanding borrowings and term note under the Credit Agreement. Funding under the New Facility is not expected to occur until on or about June 30, 1994. As a result of the refinancing, Ames is expecting to report a non-cash extraordinary charge of approximately $2.5 million relating to the write-off of deferred financing costs and debt discounts in Fiscal 1995.

         The Company's principal sources of liquidity are certain credit facilities that are available to it, cash from operations, and cash on hand. Upon consummation of the plan of reorganization, Ames obtained $210 million of post-emergence financing (the "Credit Agreement"), including approximately $176 million in the form of revolving credit financing (the "Revolver"). In addition, Ames obtained a $90 million letter of credit facility which has since been increased to $120 million (the "Letter of Credit Facility"). The Company's historical borrowing patterns changed as a result of the Letter of Credit Facility. That facility requires cash collateralization at 105% of outstanding letters of credit, which in turn required an average incremental increase of approximately $60 million in outstanding borrowings under the Revolver in Fiscal 1994. The Company's peak borrowing level under the Revolver, including funds borrowed for the cash collateralization of letters of credit, was $161.9 million in October, 1993. Ames repaid all such borrowings in December, 1993 before borrowing $15.4 million in January, 1994.

          Ames is in compliance with its debt covenants through the latest completed fiscal period (March, 1994).

          Ames experienced a decline of $15.4 million in unrestricted cash during Fiscal 1994. This decline was due, in part, to the payment of approximately $15.0 million of deferred distributions under the plan of reorganization, payments of $13.7 million of other debt and capital lease obligations, payments of $32.4 million of restructuring costs, purchases of $20.2 million of fixed assets, and the paydown of $7.6 million in the outstanding balance under the Revolver, partially offset by a combined $40.5 million of cash proceeds on sales of net assets held for disposition and other properties, $27.7 million of restricted cash withdrawals, and $7.3 million in net cash provided by operations prior to the payment of restructuring costs. Please see below for further discussions of activities affecting cash and liquidity for Fiscal 1994.

          Ames experienced a total cash decrease of $25.6 million for the forty-eight weeks ended December 26, 1992, prior to the consummation cash distributions. The Company's unrestricted cash position declined $21.2 million for the five weeks ended January 30, 1993. The 48-week decline was primarily due to the operating loss incurred, partially offset by the proceeds from the sale of assets held for disposition (primarily from the 77 store closings). The 48-week cash decline caused Ames to increase its peak borrowings by $40 million under the DIP Facility as compared to the prior year. The January cash decrease was primarily a result of the reduction of accounts payable and the operating loss incurred, partially offset by the initial proceeds from the sale of inventories at the 60 closing stores and short-term borrowings under the Revolver. Please see below for further discussions of activities affecting cash and liquidity for Fiscal 1993.

          Cash flow and liquidity stabilized during Fiscal 1992, primarily resulting from a decrease of inventory levels and the sale of assets held for disposition, offset by the operating loss incurred and the reduction of accounts payable. Trade payables at the end of Fiscal 1992 were one-half of the prior year-end amount. Despite the net loss reflected in the statement of operations, net cash provided by operations totaled approximately $4.6 million for Fiscal 1992. This enabled Ames to fund its merchandise inventory purchases in the third and fourth quarters with less than the average borrowings required in previous years.

          Other than payments approved by the Bankruptcy Court made to secured creditors as adequate protection payments, or costs to cure defaults on leases and contracts assumed in the Chapter 11 case, principal and interest payments on indebtedness incurred prior to the Filing Date were not made during the Chapter 11 proceedings. Virtually all pre-petition indebtedness of Ames was subject to settlement under the reorganization case as a result of the filing of the petitions under Chapter 11.

          Chemical Bank, as agent for a group of banks, initially provided the Company with a $250 million Debtor-in-Possession Revolving Credit Agreement (the "DIP Facility") during Chapter
    11. The DIP Facility provided Ames, at variable interest rates, with a line of credit and letter of credit facility that could be used to purchase inventory and for other corporate purposes. The DIP Facility was lowered to $200 million in August, 1992 and expired, in accordance with its terms, on the Consummation Date.

          As of January 29, 1994 and January 30, 1993, approximately $55.0 and $57.4 million, respectively, was placed for collateral pledge and consignment with Republic National Bank of New York as a condition precedent to the issuance of letters of credit under the Letter of Credit Facility. This cash collateral is included in "Restricted cash and short-term investments." Approximately $66.3 million had been placed as such collateral at the Consummation Date. The amounts of cash collateral change as the balances outstanding under the Letter of Credit Facility change, since the cash collateral must equal 105% of the Company's outstanding obligations, including $5.5 and $6.5 million at January 29, 1994 and January 30, 1993, respectively, for future increases to standby letters of credit to cover expected workers' compensation claims. Ames earns interest on invested cash collateral.

          In addition, as of January 29, 1994 and January 30, 1993, Ames restricted approximately $1.0 and $26.3 million of cash, respectively, for expected payments of certain remaining administrative and priority claims under the Amended Plan. This amount is also included in "Restricted cash and short-term investments." The associated liability is included in "Accrued expenses." Approximately $37.7 million had been placed on deposit for such claims at the Consummation Date. Management believes that the remaining segregated funds are adequate to cover all related payments. Ames earns interest on invested segregated funds.

          The following two paragraphs detail the components of restricted cash prior to the Company's emergence from Chapter 11 and the related cash flows from the sale of assets held for disposition from the Filing Date through December 26, 1992.

          Ames received and segregated through December 26, 1992, pursuant to Bankruptcy Court orders or agreements with creditors, $244.9 million of proceeds from the sales of inventory, lease contracts, furniture and equipment pursuant to the closing of 221 stores and other asset sales and $27.1 million of interest on such proceeds. Pursuant to a Bankruptcy Court order and agreements with creditors, Ames was authorized to draw up to $51.0 million of such segregated proceeds and interest to pay for actual expenses incurred in connection with the closing of the 221 stores and related restructuring costs. Furthermore, Ames applied for and received Bankruptcy Court approval to use certain additional segregated proceeds. Through December 26, 1992, Ames had drawn $62.3 million of these funds ($41.4 million representing the reimbursement for actual expenses incurred in connection with the closing of the 221 stores). In addition, other funds totalling $21.8 million were segregated for payment of sales and payroll taxes and utilities incurred after the Filing Date, as well as for the payment of certain mortgages. Prior to distribution on the Consummation Date, Ames had on hand $231.5 million of cash short-term investments related to the 221 stores and related escrow funds whose use was restricted and subject primarily to Bankruptcy Court approval.

          In addition, Ames received and segregated through December
    26, 1992, pursuant to Bankruptcy Court orders, $42.2 million of proceeds from the sales of inventory and other assets pursuant to the closing of 77 stores and $8.5 million from the sale of Mathews & Boucher, Inc. ("M&B"), and $1.0 and $.3 million of interest on such proceeds, respectively. Through December 26, 1992, Ames had drawn $17.6 and $.4 million from the 77 store funds and M&B funds, respectively, to pay for expenses incurred in connection with the closings and sale. Prior to the distribution on the Consummation
    Date, Ames had on hand $25.7 million and $8.3 million of cash and short-term investments related to the 77 stores and M&B, respectively, whose use was restricted and subject primarily to Bankruptcy
    Court approval.

          For purposes of the following discussions, due to the adoption of fresh-start reporting at December 26, 1992, comparisons of the Company's balance sheets as of January 29, 1994, January 30, 1993 and December 26, 1992 to the corresponding prior periods are made only when, in management's opinion, such comparisons are meaningful. The changes in operating assets and liabilities and other, net, in the consolidated statements of cash flows exclude reclassifications related to the restructuring and the Chapter 11 proceedings.

          Merchandise inventories, valued on a LIFO basis, declined $22.4 million to $442.2 million at January 29, 1994 from $464.6 million at January 30, 1993 primarily as a result of planned reductions and more stringent inventory controls. Inventories had declined $13.4 million during the five weeks ended January 30, 1993, primarily as a result of January clearance sales. Inventories had increased $38.0 million to $478.0 million at December 26, 1992 from $440.0 million at January 25, 1992 due primarily to the lower than planned Christmas season sales, the timing of inventory shipments and clearance sales, and the elimination of the LIFO reserve of $34.3 million at December 26, 1992, partially offset by the effect of the closing of the 60 stores, which contained approximately $67.9 million of inventory at January 25, 1992. Inventory shipments were unusually low immediately prior to January 25, 1992 and post-Christmas clearance sales took place after December 26, 1992. The LIFO reserve as of December 26, 1992 was eliminated in connection with the adoption of fresh-start reporting. Ames remained on the LIFO method after emergence from Chapter 11, but there was no LIFO charge or credit in Fiscal 1994 and January, 1993 because inventory levels declined, the Company's merchandise mix continued to change, and inflation was insignificant during those periods.

          Accounts payable increased $4.8 million during Fiscal 1994, due primarily to the timing of inventory shipments prior to January 29, 1994, and declined $57.1 million during the five weeks ended January 30, 1993, primarily as a result of the timing of inventory shipments at December 26, 1992 and the curtailment of purchases at the 60 closing stores. Trade accounts payable at January 30, 1993 were almost twice the level at January 25, 1992 due to the unusually low level of inventory shipments prior to last year-end. Accounts payable had increased $57.9 million during the forty-eight weeks ended December 26, 1992 primarily due to the inventory build-up and the timing of inventory shipments discussed above, partially offset by the curtailment of purchases at the 60 closing stores. During Fiscal 1994, 1993 and 1992, the Company paid its trade payables in an average of 35, 35 and 31 days, respectively. Payments were and are being made within the terms negotiated with vendors.

          During Fiscal 1994 and January 1993, accrued expenses and the restructuring reserve both declined as a result of payments out of the segregated account and payments associated with the 60 closing stores. A major portion of the self-insurance reserve as of January 29, 1994 may not be paid within a year. Accrued expenses had increased at December 26, 1992 from January 25, 1992 primarily due to the segregated account liability, which contained a larger accumulation of professional fees and assumed lease liabilities.

          Merchandise inventories, valued primarily on a LIFO basis, were $440.0 million at the end of Fiscal 1992 compared with $552.5 million at the end of Fiscal 1991. The Fiscal 1992 decline was primarily a result of the closing of 77 stores, which contained approximately $88.8 million of inventory at January 26, 1991, and the disposal of seasonal merchandise on a more timely basis through special promotions, partially offset by a $15.6 million decrease in the LIFO reserve.

          At the end of Fiscal 1992, accounts payable were $109.2 million compared with $145.3 million at the end of Fiscal 1991. Trade payables at January 25, 1992 were one-half of the prior year-end level due to the unusually low level of inventory shipments prior to January 25, 1992. Inventory purchases declined in Fiscal 1992 as a result of the store closings and efforts to reduce inventory levels. Payments were made within the terms negotiated with vendors. Accrued expenses increased in Fiscal 1992 primarily due to higher reserves for bankruptcy professional fees and insurance.

          The Company and its pre-petition lenders agreed to a restructuring of the Company's obligations as part of the plan of reorganization. These obligations now consist primarily of secured notes that certain banks elected to receive and deferred cash distributions. The major component of the current portion of these long-term debts at January 29, 1994 related primarily to the cash distribution of $8.0 million made on January 31, 1994 pursuant to the plan of reorganization.

         The note payable of approximately $15.4 and $23.0 million at January 29, 1994 and January 30, 1993, respectively, was the amount outstanding under the Revolver. The unfavorable lease liability was recorded as part of fresh-start reporting and other long-term liabilities consist primarily of the long-term portion of unemployment tax reserves. The unemployment tax reserves were recorded at October 24, 1992 for the higher estimated unemployment taxes to be paid as a result of the large number of store closings and associated reductions in work force during the Company's restructuring.

         No dividends, common or preferred, were paid while Ames was under the protection of Chapter 11, or since its emergence from Chapter 11. The Company is restricted from declaring dividends under the Credit Agreement.

         Capital expenditures for Fiscal 1994 were $20.2 million and consisted of: installation of scanning equipment ($4.7 million); small-scale remodeling of 24 of the Company's older stores ($3.7 million); expansion of certain jewelry departments ($3.0 million); and various other projects ($8.8 million), including expansions of certain specialty departments to other stores. The decrease from the Fiscal 1993 expenditures of $29.0 million was due primarily to the prior year costs related to the complete remodeling of 18 stores. The higher Fiscal 1992 capital expenditures of $32.1 million were related to the completion of the Leesport, Pennsylvania distribution center.

         Capital spending, subject to possible limitations under the New Facility, is expected to be approximately $32.3 million for Fiscal 1995 (including $7.3 million of carryovers for projects authorized in Fiscal 1994), primarily for small-scale remodels at 50 stores ($2.7 million); complete remodels (with new merchandising strategies) at 4 test stores ($2.5 million); other remodeling activity ($5.6 million), including continued expansion of certain specialty departments and new apparel fixtures; projects to improve scanning and management information systems ($7.5 million); and various other projects ($14.0 million). Ames expects to finance equipment purchases and the remodeling of existing stores through internally-generated funds. Ames adjusts its plans for making such expenditures depending on the amount of internally-generated funds available. Land, buildings and improvements are principally financed through either long-term capital or operating leases.

         Management believes the Company's ability to meet its financial obligations and make planned capital expenditures will depend on the Company's future operating performance, which will be subject to financial, economic and other factors affecting the industry and operations of the Company, including factors beyond its control. Management believes that the Company's operating performance and the availability of its financing facilities will provide sufficient liquidity to allow the Company to meet its financial obligations in the near term.

         Ames currently anticipates the following investment and financing activities for Fiscal 1995: capital expenditures as described above, funding under the New Facility and related debt payments described above, planned borrowings and payments under the Revolver and the New Facility, planned payment of debt and capital lease obligations, and the sale of properties and lease interests from time to time. In anticipation of a further increase in discount store competition, Ames is revising store layouts and merchandise as part of its new strategies previously discussed. These new strategies are expected to influence the nature of capital expenditures over the next few years. As discussed further in Note 15 to the Consolidated Financial Statement, there was a partial roof collapse at the Leesport distribution center. Incremental borrowings of approximately $10 million were required to replace certain inventories at the Leesport, PA facility during the first quarter of Fiscal 1995.

         Management believes the actions set forth above and the availability of its financing facilities, together with the Company's available cash and expected cash flows from Fiscal 1995 operations and beyond, will enable Ames to fund its expected needs for working capital, capital expenditures and debt service requirements. Achievement of expected cash flows from operations is dependent upon the Company's attainment of sales, gross profit, and expense levels that are reasonably consistent with its financial projections.

         The Company expects from time to time to consider possible capital market transactions, debt refinancing, and other additional transactions to further reduce the Company's overall debt service requirements and further enhance the Company's financial flexibility.

         The significant net operating loss carryforwards remaining after Fiscal 1994, subject to limitations pursuant to Internal Revenue Code Sec. 382, should offset income on which taxes would otherwise be payable in future years.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         See Index to Consolidated Financial Statements.


ITEM 9. DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
        DISCLOSURE.

         None.

                              PART III


ITEM 10. OFFICERS AND DIRECTORS OF THE REGISTRANT.

    Information as to the directors of the registrant required by
Item 10 is incorporated herein by reference from the information set forth under the caption "ELECTION OF DIRECTORS" of the Company's definitive proxy statement to be filed pursuant to Regulation 14A within 120 days after the close of its fiscal year.

    The following table indicates the names of all executive officers of Ames and the offices held by each. There are no arrangements or understandings between any officer below and any other person pursuant to which he was selected as an officer.

    Peter Thorner .............    President, Chief Operating Officer

    William N. Anderson .......    Senior Vice President,
                                   General Manager, Hardlines

    Eugene E. Bankers .........    Senior Vice President, Marketing

    Richard L. Carter .........    Senior Vice President,
                                   Human Resources

    John W. Hermsen ...........    Senior Vice President,
                                   Store Operations

    Paul G. Leonard ...........    Senior Vice President,
                                   General Manager, Softlines

    David H. Lissy ............    Senior Vice President,
                                   General Counsel and Corporate
                                   Secretary

    Cornelius F. Moses, III ...    Senior Vice President, Treasury

    William C. Najdecki .......    Senior Vice President,
                                   Chief Accounting Officer

    Donald E. Norman ..........    Senior Vice President, Logistics

    Ronald T. Raymond .........    Senior Vice President,
                                   Asset Protection

    PETER THORNER, age 50, was named to the additional post of President in February, 1993 after being appointed Chief Operating Officer in December, 1992. He joined Ames in May, 1990 as Executive Vice President and Chief Financial Officer. He was named to the Ames Board of Directors in March, 1991, and to the reorganized Ames Board of Directors in December, 1992. Prior to joining Ames, he was Managing Director, Senior Vice President and Chief Financial Officer of Wheelabrator Technologies, Inc. from 1987 to March, 1990.

    WILLIAM N. ANDERSON, age 47, was appointed Senior Vice President, General Manager, Hardlines, in December, 1992. He joined Ames in July, 1992 as Senior Vice President, General Manager, Home. Prior to joining Ames, he was Chief Executive Officer of Reality Technologies from March, 1991 to October, 1992; and co-founder, President and Chief Operating Officer of Domain, Inc. from 1986 to 1990.

    EUGENE E. BANKERS, age 54, joined Ames as Senior Vice President, Marketing, in December, 1993. Prior to joining Ames, he was employed at Shopko Stores, Inc. as Vice President, Communications and Investor Relations from 1991 to 1993, and Vice President of Advertising, Sales Promotions, Special Events and Public Relations, from 1982 to 1991.

    RICHARD L. CARTER, age 45, joined Ames as Senior Vice President, Human Resources in February, 1993. Prior to joining Ames, he was
Senior Vice President, Human Resources at G. Fox & Co., Inc. from 1989 to 1993; and Senior Vice President, Human Resources at Hahne's
Department Stores, Inc. from 1987 to 1989.

    JOHN W. HERMSEN, age 47, joined Ames as Senior Vice President, Store Operations, in June, 1993. Prior to joining Ames, he was employed at Shopko Stores, Inc. as Vice President for Store Operations, Loss Prevention and Health Services from 1986 to 1993. He was also a member of Shopko's real estate committee during that time.

    PAUL G. LEONARD, age 38, became Senior Vice President, General Manager, Softlines, in April, 1993. He joined Ames in April, 1991 as Vice President, General Manager, Jewelry and became Vice President, General Manager, Softlines in December, 1992. Prior to joining Ames, he was Vice President, Merchandising with Golden Touch Imports from February, 1990 to March, 1991; and Vice President, Divisional Merchandise Manager with Caldor Corp. from October, 1987 to February, 1990.

    DAVID H. LISSY, age 50, became Senior Vice President, General Counsel and Corporate Secretary in December, 1992. He began work on the Ames Chapter 11 cases in June 1990, and in July 1990 was named as Vice President, Legal Services. He was appointed Vice President, General Counsel and Corporate Secretary in October, 1991. He has been owner of Samuel Lehrer & Co., Inc., a wholesaler of fine quality fabrics, since 1988. Prior to joining Ames, he was President and Chief Operating Officer of PRD Property Development, Inc. from 1988 to 1989; and was Vice President and Executive Assistant to the Chairman of McCrory Stores from 1986 to 1988.

    CORNELIUS F. MOSES, III, age 35, became Senior Vice President, Treasury in December, 1992. He joined Ames in June, 1990 as Vice President, Special Projects. He became Vice President, Associate Treasurer in September, 1990 and Vice President and Treasurer in September, 1991. Prior to joining Ames, he served as Director-Project Development, Manager-Project Finance, and Financial Analyst for Wheelabrator Technologies, Inc. from 1985 to June, 1990.

    WILLIAM C. NAJDECKI, age 43, became Senior Vice President, Chief Accounting Officer in December, 1992. He joined Ames in April, 1991 as Vice President, Bankruptcy Administration, and became Vice President, Controller in July, 1991. Prior to joining Ames, he was Hardlines Controller for Montgomery Ward from 1989 to 1991; and Regional Administrative Officer for Highland Superstores, Inc. from 1986 to 1991.

    DONALD E. NORMAN, age 57, became Senior Vice President, Logistics in December, 1992. He was previously Senior Vice President,
Management Information Systems from September, 1990 to December,
1992. Prior to joining Ames, he served as Principal of Donald Norman Associates from April, 1990 to September, 1990; and President, and
Vice President, at Peter R. Johnson & Associates from December, 1986 to April, 1990.

    RONALD T. RAYMOND, age 50, became Senior Vice President, Asset Protection in April, 1993. Since joining Ames in 1987, he has served in a number of Loss Prevention positions, from Corporate Director to Assistant Vice President to Vice President, and became Vice President, Internal Audit and Loss Prevention in December, 1992.


ITEM 11. EXECUTIVE COMPENSATION.

    The information required by Item 11 is incorporated herein by reference from the information set forth under the sections titled "Executive Compensation", "Board Meetings and Committees", "Compensation of Directors", "Employment Contracts, Termination, Severance and Change-of-Control Arrangements", "Additional Information with respect to Board of Directors Interlocks and Insider Participation in Compensation Decisions", "The Board of Directors Report on Executive Compensation", and "Performance Graph" of the Company's definitive proxy statement to be filed pursuant to Regulation 14A within 120 days after the close of its fiscal year.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT.

    The information required by Item 12 is incorporated herein by reference from the information set forth under the sections titled "Security Ownership of Management" and "Security Ownership of Certain Beneficial Owners" of the Company's definitive proxy statement to be filed pursuant to Regulation 14A within 120 days after the close of its fiscal year.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

    The information required by Item 13 is incorporated herein by reference from the information set forth under the section titled "Transactions with Management" of the Company's definitive proxy statement to be filed pursuant to Regulation 14A within 120 days after the close of its fiscal year.

                               PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
         FORM 8-K

     (a) DOCUMENTS FILED AS PART OF THIS FORM 10-K

          1.  FINANCIAL STATEMENTS

              The Financial Statements listed in the accompanying
              Index to Consolidated Financial Statements are filed as part of this Form 10-K.

          2.  FINANCIAL STATEMENT SCHEDULES

              The Financial Statement Schedules listed in the accompanying Index to Consolidated Financial Statements are filed as part of this Form 10-K.

          3.  EXHIBITS

              The Exhibits filed as part of this Form 10-K are listed on the Exhibit Index immediately preceding such Exhibits, incorporated herein by reference.

     (b) REPORTS ON FORM 8-K

              Reports on Form 8-K were filed with the Securities and Exchange Commission during the fourth quarter as follows:


     DATE OF REPORT    DATE OF FILING    ITEM #                DESCRIPTION
     --------------    --------------    ------   --------------------------------------
     Dec. 1, 1993       Dec. 1, 1993       5        Disclosure of Fiscal October 1993
                                                    results.

     Dec. 13, 1993      Dec. 13, 1993      5        Disclosure of Fiscal November 1993
                                                    results.

     Jan. 17, 1994      Jan. 18, 1994      5        Disclosure of Fiscal December 1993
                                                    results.


                              SIGNATURES



        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                           AMES DEPARTMENT STORES, INC.
                           (Registrant)



Dated:  April 29, 1994     /S/  PETER THORNER
                           -----------------------------------------
                           Peter Thorner, President, Chief
                           Operating Officer and Director


Dated:  April 29, 1994     /S/  WILLIAM C. NAJDECKI
                           -----------------------------------------
                           William C. Najdecki, Senior Vice
                           President, Chief Accounting Officer


    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



Dated:  April 29, 1994     /S/  PAUL M. BUXBAUM
                           ---------------------------------------
                           Paul M. Buxbaum, Director and Chairman


Dated:  April 29, 1994     /S/  FRANCIS X. BASILE
                           -----------------------------------------
                           Francis X. Basile, Director


Dated:  April 29, 1994     /S/  ALAN COHEN
                           -----------------------------------------
                           Alan Cohen, Director


Dated:  April 29, 1994     /S/  SIDNEY S. PEARLMAN
                           -----------------------------------------
                           Sidney S. Pearlman, Director

                    AMES DEPARTMENT STORES, INC. AND SUBSIDIARIES




                        ------------------------------------


               FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES
                                    (FORM 10-K)

                                      EXHIBITS

                    FOR THE FISCAL YEAR ENDED JANUARY 29, 1994,
                      THE FIVE WEEKS ENDED JANUARY 30, 1993,
                   THE FORTY-EIGHT WEEKS ENDED DECEMBER 26, 1992,
                   AND FOR THE FISCAL YEAR ENDED JANUARY 25, 1992

                  (WITH REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS)


                        ------------------------------------

            AMES DEPARTMENT STORES, INC. AND SUBSIDIARIES
           ----------------------------------------------

     INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES FOR THE FISCAL YEAR ENDED JANUARY 29, 1994,
 THE FIVE WEEKS ENDED JANUARY 30, 1993, THE FORTY-EIGHT WEEKS ENDED DECEMBER 26, 1992, AND FOR THE FISCAL YEAR ENDED JANUARY 25, 1992


FINANCIAL STATEMENTS:

    Report of Independent Public Accountants.

    Consolidated Statements of Operations for the fiscal year ended January 29, 1994, the five weeks ended January 30, 1993, the forty-eight weeks ended December 26, 1992, and for the fiscal year ended January 25, 1992.

    Consolidated Balance Sheets as of January 29, 1994 and January
    30, 1993.

    Consolidated Statements of Changes in Stockholders' Equity (Deficit) for the fiscal year ended January 29, 1994, the five weeks ended January 30, 1993, the forty-eight weeks ended December 26, 1992, and for the fiscal year ended January 25, 1992.

    Consolidated Statements of Cash Flows for the fiscal year ended January 29, 1994, the five weeks ended January 30, 1993, the forty-eight weeks ended December 26, 1992, and for the fiscal year ended January 25, 1992.

    Notes to Consolidated Financial Statements.


SCHEDULES:

  II. Amounts Receivable from Related Parties and Underwriters, Promoters, and Employees other than Related Parties for the fiscal year ended January 29, 1994, the five weeks ended January 30, 1993, the forty-eight weeks ended December 26, 1992, and for the fiscal year ended January 25, 1992.

   V. Fixed Assets for the fiscal year ended January 29, 1994, the five weeks ended January 30, 1993, the forty-eight weeks ended December 26, 1992, and for the fiscal year ended
        January 25, 1992.

  VI. Accumulated Depreciation, Depletion and Amortization of Fixed Assets for the fiscal year ended January 29, 1994, the five weeks ended January 30, 1993, the forty-eight weeks ended December 26, 1992, and for the fiscal year ended January 25, 1992.

VIII. Valuation and Qualifying Accounts for the fiscal year ended January 29, 1994, the five weeks ended January 30, 1993, the forty-eight weeks ended December 26, 1992, and for the fiscal year ended January 25, 1992.

 IX. Short Term Borrowings for the fiscal year ended January 29, 1994, the five weeks ended January 30, 1993, the forty-eight weeks ended December 26, 1992, and for the fiscal year ended January 25, 1992.

  X. Supplementary Income Statement Information for the fiscal year ended January 29, 1994, the five weeks ended January 30, 1993, the forty-eight weeks ended December 26, 1992, and for the fiscal year ended January 25, 1992.


SCHEDULES OMITTED:

        All other schedules are omitted as they are not applicable or the information is shown in the consolidated financial statements or notes thereto.

               REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

TO THE STOCKHOLDERS AND BOARD OF DIRECTORS OF
   AMES DEPARTMENT STORES, INC.:

We have audited the accompanying consolidated balance sheets of Ames Department Stores, Inc. (a Delaware corporation) and subsidiaries as of January 29, 1994 and January 30, 1993, and the related consolidated statements of operations, changes in stockholders' equity (deficit) and cash flows for the fifty-two weeks ended January 29, 1994, the five weeks ended January 30, 1993, the forty-eight weeks ended December 26, 1992 and the fifty-two weeks ended January 25, 1992. These consolidated financial statements and the schedules referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ames Department Stores, Inc. and subsidiaries as of January 29, 1994 and January 30, 1993, and the results of their operations and their cash flows for the fifty-two weeks ended January 29, 1994, the five weeks ended January 30, 1993, the forty-eight weeks ended December 26, 1992 and the fifty-two weeks January 25, 1992 in conformity with generally accepted accounting principles.

On December 30, 1992, the Company emerged from bankruptcy. As discussed in Note 2 to the financial statements, effective December 26, 1992, the Company accounted for the reorganization, adopted "fresh-start reporting" and changed its methods of accounting for post-retirement benefits other than pensions and income taxes. As a result of the reorganization and adoption of fresh-start reporting, the consolidated statements of operation and cash flows for the fifty-two weeks ended January 29, 1994 and the five weeks ended January 30, 1993 are not comparable to the consolidated statements of operations and cash flows for the forty-eight weeks ended December 26, 1992 and the fifty-two weeks ended January 25, 1992 since they present the consolidated results of operations and cash flows of the reorganized entity.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedules listed in the index to the consolidated financial statements are presented for purposes of filing with the Securities and Exchange Commission's rules and are not a part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


                                       ARTHUR ANDERSEN & CO.




New York, New York
April 1, 1994 (except with respect to
the matter discussed in Note 6, as to
which the date is April 28, 1994)

                                    AMES DEPARTMENT STORES, INC. AND SUBSIDIARIES
                                        CONSOLIDATED STATEMENTS OF OPERATIONS
                                       (In Thousands, Except Per Share Amounts)



                                                                   Fiscal Year   Five Weeks  Forty-eight   Fiscal Year
                                                                      Ended        Ended     Weeks Ended      Ended
                                                                   January 29,   January 30, December 26,  January 25,
                                                                       1994         1993          1992         1992
                                                                    Registrant   Registrant  Predecessor   Predecessor
                                                                   ------------  ----------  ------------  ------------
       TOTAL SALES                                                  $2,228,135    $148,003  | $2,395,570    $2,956,762
   Less: Leased department sales                                       104,608       5,654  |    111,544       137,327
                                                                   ------------  ---------- |------------  ------------
       NET SALES                                                     2,123,527     142,349  |  2,284,026     2,819,435
   Cost of goods sold and transportation expenses                    1,542,205     119,465  |  1,690,653     2,079,622
                                                                   ------------  ---------- |------------  ------------
       GROSS PROFIT                                                    581,322      22,884  |    593,373       739,813
   Leased department income                                             18,829       1,018  |     20,078        24,719
   Other operating income                                               15,528       1,063  |     15,459        23,386
                                                                   ------------  ---------- |------------  ------------
                                                                       615,679      24,965  |    628,910       787,918
   Store operating, administrative and general expenses,                                    |
       including leased department expenses                            581,462      47,790  |    611,442       792,517
   Depreciation and amortization expense                                 2,105           2  |     43,919        58,602
   Amortization of the excess of revalued net assets                                        |
       over equity under fresh-start reporting                          (6,215)       (530) |          -             -
   Bankruptcy expenses                                                       -           -  |     25,500        28,000
   Restructuring charges                                                     -           -  |     88,500       147,200
                                                                   ------------  ---------- |------------  ------------
                                                                                            |
       PROFIT (LOSS) FROM OPERATIONS                                    38,327     (22,297) |   (140,451)     (238,401)
                                                                                            |
   Interest and debt expense                                           (28,883)     (1,916) |     (9,917)      (64,019)
   Interest income                                                       2,449         321  |     11,196        20,038
   Gain on sale of properties                                            1,340           -  |          -             -
                                                                   ------------  ---------- |------------  ------------
                                                                                            |
       INCOME (LOSS) BEFORE FRESH-START REVALUATION,                                        |
           INCOME TAXES, AND EXTRAORDINARY ITEMS                        13,233     (23,892) |   (139,172)     (282,382)
                                                                                            |
   Revaluation of assets and liabilities pursuant to adoption                               |
       of fresh-start reporting                                              -           -  |   (391,204)            -
                                                                   ------------  ---------- |------------  ------------
                                                                                            |
       INCOME (LOSS) BEFORE INCOME TAXES AND EXTRAORDINARY ITEMS        13,233     (23,892) |   (530,376)     (282,382)
                                                                                            |
   Income tax provision                                                 (3,338)          -  |          -             -
                                                                   ------------  ---------- |------------  ------------

              |
       INCOME (LOSS) BEFORE EXTRAORDINARY ITEMS                          9,895     (23,892) |   (530,376)     (282,382)
                                                                                            |
   Extraordinary item - gain on debt discharge                               -           -  |  1,249,264             -
   Extraordinary item - gain on early extinguishment of debt               928           -  |          -             -
                                                                   ------------  ---------- |------------  ------------
                                                                                            |
                                                                                            |
       NET INCOME (LOSS)                                               $10,823    ($23,892) |   $718,888     ($282,382)
                                                                   ============  ========== |============  ============
                                                                                            |
                                                                                            |
   WEIGHTED AVERAGE NUMBER OF COMMON AND COMMON EQUIVALENT                                  |
       SHARES USED IN THE CALCULATION OF PRIMARY EARNINGS PER SHARE     21,183      20,000  |        *          37,582
                                                                                            |
   INCOME (LOSS) PER SHARE BEFORE EXTRAORDINARY GAIN                     $0.47      ($1.19) |        *          ($7.87)
                                                                                            |
   EXTRAORDINARY GAIN                                                     0.04           -  |        *               -
                                                                   ------------  ---------- |              ------------
                                                                                            |
   NET INCOME (LOSS) PER SHARE                                           $0.51      ($1.19) |        *          ($7.87)
                                                                   ============  ========== |              ============


                  * Earnings per share was not presented for the forty-eight weeks ended December 26, 1992 because such presentation would not be meaningful. The predecessor's stock was cancelled under the plan of reorganization and the registrant's stock was not issued until the Consummation Date.










                       (The accompanying notes are an integral part of these consolidated financial statements.)



                                            AMES DEPARTMENT STORES, INC. AND SUBSIDIARIES
                                                     CONSOLIDATED BALANCE SHEETS
                                                (In Thousands, Except Share Amounts)




                                                                                              January 29, January 30,
                                                      ASSETS                                     1994        1993
                                                                                              ----------  ----------
Current Assets:
  Unrestricted cash and short-term investments                                                  $16,465     $31,855
  Restricted cash and short-term investments                                                     55,980      83,667
                                                                                              ----------  ----------
        Total cash and short-term investments                                                    72,445     115,522
                                                                                              ----------  ----------
  Receivables:
     Trade                                                                                        6,562      10,151
     Other                                                                                       12,141      14,036
        Total receivables                                                                        18,703      24,187
  Merchandise inventories                                                                       442,198     464,556
  Prepaid expenses and other current assets                                                      10,130       9,074
  Net assets held for disposition                                                                     -      21,218
                                                                                              ----------  ----------
        Total current assets                                                                    543,476     634,557
Fixed Assets:
  Land and buildings                                                                                541         131
  Fixtures and equipment                                                                         16,642       2,887
  Leasehold improvements                                                                          6,503         475
                                                                                              ---------   ----------
                                                                                                 23,686       3,493
  Less - Accumulated depreciation and amortization                                               (2,098)         (4)
                                                                                              ----------  ----------
        Net fixed assets                                                                         21,588       3,489
                                                                                              ----------  ----------
Other assets and deferred charges                                                                 2,067           -
                                                                                              ----------  ----------
                                                                                               $567,131    $638,046
                                                                                              ==========  ==========



                                            LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts payable:
     Trade                                                                                      $74,091     $63,280
     Other                                                                                       36,045      42,058
                                                                                              ----------  ----------
        Total accounts payable                                                                  110,136     105,338
                                                                                              ----------  ----------
  Note payable - revolver                                                                        15,360      22,960
  Current portion of long-term debt                                                              14,821      20,469
  Long-term debt classified as current (Note 6)                                                  67,702           -
  Current portion of capital lease obligations                                                    3,788       6,442
  Self-insurance reserve                                                                         48,433      55,884
  Accrued compensation                                                                           22,044      22,684
  Accrued expenses                                                                               33,232      62,711
  Restructuring reserve                                                                           6,992      22,497
                                                                                              ----------  ----------
       Total current liabilities                                                                322,508     318,985

Excess of revalued net assets over equity under fresh-start reporting                            54,786      59,227

Long-term debt                                                                                   51,423     131,082
Capital lease obligations                                                                        41,886      45,157
Unfavorable lease liability                                                                      25,072      27,195
Other long-term liabilities                                                                      11,046      10,292
Commitments and contingencies (Notes 7, 11, & 12)

Stockholders' Equity:
  Priority common stock (12,000,000 shares authorized and issued; 3,860,058 and 11,037,789 shares outstanding at January 29, 1994 and January 30, 1993, respectively; par value $.01;
      aggregate liquidation preference value $33,775,507 at January 29, 1994)                        38         110
  Common stock (40,000,000 shares authorized; 16,267,211 and 8,962,211 shares issued at
      January 29, 1994 and January 30, 1993, respectively; par value $.01)                          163          90
  Additional paid-in capital                                                                     73,278      69,800
  Accumulated deficit                                                                           (13,069)    (23,892)
                                                                                              ----------  ----------
       Total Stockholders' Equity                                                                60,410      46,108
                                                                                              ----------  ----------
                                                                                               $567,131    $638,046
                                                                                              ==========  ==========

                  (The accompanying notes are an integral part of these consolidated balance sheets.)






                                       AMES DEPARTMENT STORES, INC. AND SUBSIDIARIES
                                   CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                                                      (In Thousands)

                                              Priority                     Pref. St   Treasury     Additional  Retained     Total
                           Common Stock     Common Stock  Preferred Stock  Div. Pay    Stock        Paid-In    Earnings    Equity
                          Shares  Amount   Shares  Amount Shares  Amount   Amount   Shares Amount    Capital   (Deficit)  (Deficit)
Balance, Jan. 26, 1991    37,987  $18,994                   425  $144,242  $6,424   (405) ($3,857)  $223,348   ($826,160) ($437,009)

Net Loss                                                                                                        (282,382)  (282,382)
                         -----------------------------------------------------------------------------------------------------------
Balance, Jan. 25, 1992    37,987  $18,994                   425  $144,242  $6,424   (405) ($3,857)  $223,348 ($1,108,542) ($719,391)

Conversion of Subordinated
 Debentures into Common
 Stock                        23       12                                                                491                    503
Cancellation of Former
 Equity Interests under
 Plan of Reorganization  (38,010) (19,006)                 (425) (144,242) (6,424)   405    3,857   (223,839)    389,654          0
Net Income                                                                                                       718,888    718,888
Issuance of New Equity
 Interests in Connection
 with Emerg. from Ch. 11   8,000       80  12,000   120                                               69,800                 70,000
                         -----------------------------------------------------------------------------------------------------------
Balance, Dec. 26, 1992     8,000      $80  12,000  $120       0        $0      $0      0       $0    $69,800          $0    $70,000
(Fresh-start Report. Date)

Conversion of Priority
 Common Stock into
 Common Stock                962       10    (962)  (10)                                                                          0
Net Loss                                                                                                         (23,892)   (23,892)
                         -----------------------------------------------------------------------------------------------------------
Balance, Jan. 30, 1993     8,962      $90  11,038  $110                                              $69,800    ($23,892)   $46,108

Conversion of Priority
 Common Stock into
 Common Stock              7,178       72  (7,178)  (72)                                                                          0
Exercise of Series C
 Warrants                    127        1                                                                140                    141
Utilization of Tax
 Attributes                                                                                            3,338                  3,338
Net Income                                                                                                        10,823     10,823
                         -----------------------------------------------------------------------------------------------------------

Balance, Jan. 29, 1994    16,267     $163   3,860   $38                                              $73,278    ($13,069)   $60,410
                         ===========================================================================================================

                     (The accompanying notes are an integral part of these consolidated financial statements.)




                                       AMES DEPARTMENT STORES, INC. AND SUBSIDIARIES
                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                        (In Thousands)


                                                                            Fiscal                    Forty-eight     Fiscal
                                                                             Year       Five Weeks       Weeks         Year
                                                                             Ended         Ended         Ended         Ended
                                                                          January 29,   January 30,   December 26,  January 25,
                                                                             1994          1993          1992          1992
                                                                          Registrant    Registrant  | Predecessor   Predecessor
                                                                          -----------   ----------- | -----------   -----------
                                                                                                    |
Cash flows from operating activities:                                                               |
    Net income (loss)                                                        $10,823      ($23,892) |   $718,888     ($282,382)
    Adjustments to reconcile net income (loss) to net cash provided                                 |
        by (used for) operating activities:                                                         |
    Extraordinary gain on early extinguishment of debt                          (928)            -  |          -             -
    Income tax provision                                                       3,338             -  |          -             -
    Depreciation and amortization of fixed assets and leaseholds               2,167             4  |     47,582        63,208
    Amortization of the excess of revalued net assets over equity             (6,215)         (530) |          -             -
    Amortization of the unfavorable lease liability                           (2,123)         (177) |          -             -
    Amortization of debt discounts                                             5,526           483  |          -             -
    Gain on sale of properties                                                (1,340)            -  |          -          (237)
    Other, net                                                                  (417)            2  |        232            87
                                                                          -----------   ----------- | -----------   -----------
Cash provided by (used for) operations before changes in operating                                  |
    assets and liabilities, reorganization items, and restructuring items     10,831       (24,110) |    766,702      (219,324)
Cash provided by (used for) operating assets and liabilities,                                       |
    excluding changes due to reorganization and restructuring activities:                           |
    (Increase) decrease in receivables                                         5,484         8,137  |     (3,260)          274
    (Increase) decrease in merchandise inventories                            22,358        12,787  |    (67,253)       59,198
    (Increase) decrease in prepaids and other current assets                  (1,056)        1,118  |     (3,129)        1,921
    Increase (decrease) in accounts payable                                    4,798       (57,119) |     55,832       (35,879)
    Increase (decrease) in accrued expenses and other current liabilities    (35,069)      (19,574) |     15,007        21,745

Changes due to reorganization and restructuring activities:                                         |
    Fresh-start revaluation charge                                                 -             -  |    391,204             -
    Extraordinary gain on debt discharge                                           -             -  | (1,249,264)            -
    Restructuring charges                                                          -             -  |     88,500       147,200
    Payment of restructuring costs                                           (32,448)       (6,123) |    (26,799)      (20,891)
    Increase in pre-petition interest                                              -             -  |        635        50,364
                                                                          -----------   ----------- | -----------   -----------
Net cash provided by (used for) operating activities                         (25,102)      (84,884) |    (31,825)        4,608
Cash flows from investing activities:                                                               |
    Proceeds from sale of properties                                           3,439             -  |          -           525
    Proceeds from sale of assets held for disposition                         37,012        24,977  |     53,524        47,700
    Purchase of fixed assets                                                 (20,215)       (3,493) |    (25,466)      (32,101)
    Decrease (increase) in restricted cash                                    27,687        20,310  |    133,268       (23,351)
                                                                          -----------   ----------- | -----------   -----------
Net cash provided by (used for) investing activities                          47,923        41,794  |    161,326        (7,227)
                                                                          -----------   ----------- | -----------   -----------
Cash flows from financing activities:                                                               |
    Borrowings under the revolver                                            138,915        32,776  |          -             -
    Payments on the revolver                                                (146,515)       (9,816) |          -             -
    Borrowings under the DIP facility                                              -             -  |     70,000        30,000
    Payments on the DIP facility                                                   -             -  |    (70,000)      (30,000)
    Payment on debt and capital lease obligations                            (28,685)       (1,028) |     (2,853)       (5,219)
    Increase in deferred financing costs                                      (2,067)            -  |          -             -
    Proceeds from exercise of Series C Warrants                                  141             -  |          -             -
    Payments of liabilities subject to settlement before consummation              -             -  |    (18,946)      (17,952)
    Consummation cash distributions                                                -             -  |   (282,644)            -
                                                                          -----------   ----------- | -----------   -----------
Net cash provided by (used for) financing activities                         (38,211)       21,932  |   (304,443)      (23,171)
                                                                          -----------   ----------- | -----------   -----------
Decrease in unrestricted cash and short-term investments                     (15,390)      (21,158) |   (174,942)      (25,790)
Unrestricted cash and short-term investments, beginning of period             31,855        53,013  |    227,955       253,745
                                                                          -----------   ----------- | -----------   -----------
Unrestricted cash and short-term investments, end of period                  $16,465       $31,855  |    $53,013      $227,955
                                                                          ===========   =========== | ===========   ===========


                   (The accompanying notes are an integral part of these consolidated financial statements).

            AMES DEPARTMENT STORES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  BASIS OF PRESENTATION:
    ---------------------

         Ames Department Stores, Inc. (a Delaware corporation) and its subsidiaries (collectively "Ames" or the "Company") filed petitions under Chapter 11 of the U.S. Bankruptcy Code ("Chapter 11") on April 25, 1990. From that time until December 30, 1992, Ames operated its business as a debtor-in-possession subject to the jurisdiction of the United States Bankruptcy Court for the Southern District of New York (the "Bankruptcy Court"). On December 30, 1992, Ames emerged from bankruptcy (Note 2).

         Management believes the Company's ability to meet its financial obligations and make planned capital expenditures will depend on the Company's future operating performance, which will be subject to financial, economic and other factors affecting the business and operations of the Company, including factors beyond its control.


2.  REORGANIZATION CASE AND FRESH-START REPORTING:
    ---------------------------------------------

    REORGANIZATION CASE

         As discussed in Note 1, Ames and its subsidiaries filed petitions for reorganization under Chapter 11 on April 25, 1990 (the "Filing Date"). The Company's disclosure statement relating to its Third Amended and Restated Joint Plan of Reorganization dated October 23, 1992 (the "Amended Plan") was approved by the Bankruptcy Court on October 29, 1992. The Amended Plan was confirmed by the Bankruptcy Court on December 18, 1992 and consummated on December 30, 1992 (the "Consummation Date").

         The Amended Plan provided for, among other things, the payment of $303.5 million of cash (including $46.5 million in deferred cash distributions), $68.9 million in secured notes, the reinstatement of certain obligations, and the distribution of all of the new common stock of the reorganized Ames to creditors to settle approximately $1.6 billion of total estimated claims against the Company that existed as of the Filing Date. Upon consummation of the Amended Plan, Ames obtained $210 million of post-emergence financing (Note 6). Also under the Amended Plan, all trade vendors' and factors' preferences were waived and there was a mutual release of claims with the members of the pre-petition bank group, TJX Companies, Inc., and certain other creditors. In addition, effective on the Consummation Date, the corporate structure of Ames was revised from 52 subsidiaries to five subsidiaries and a partnership.

    FRESH-START REPORTING

         As discussed above, the Company's Amended Plan was consummated on December 30, 1992 and Ames emerged from Chapter
    11. Pursuant to the guidance provided by the American Institute of Certified Public Accountants in Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" ("SOP 90-7"), the Company adopted fresh-start reporting and reflected the consummation distributions in the consolidated balance sheet as of December 26, 1992 (the fiscal month-end for December). The consummation distributions included the payment of certain fees related to the Credit Agreement (Note
    6). Under fresh-start reporting, reorganization value of the Company was allocated to the emerging Company's net assets on the basis of the purchase method of accounting.

         The resulting charge of $391.2 million from all fresh-start adjustments, including the write-off of all revalued noncurrent assets but excluding the write-off of the old stock, was presented as "Revaluation of assets and liabilities pursuant to adoption of fresh-start reporting" in the consolidated statement of operations for the forty-eight weeks ended December 26, 1992.

         The fresh-start reporting reorganization value was based, in part, on a four-year analysis of the Company's projected operations (fiscal years 1994-1997) prepared by management and applying a discounted cash flow methodology. This value was determined by adding the projected cash flow for the first three years to a "capitalization" of the fourth year's projected cash flow. The fourth year's projected cash flow was capitalized by establishing a terminal value for the Company as of the end of such period equal to 4.25 times the Company's projected earnings before interest, taxes, LIFO expense, and depreciation and amortization for the fourth year. The aggregate cash flow value was then discounted to its present value, using a 23% discount rate, to assist in establishing a reorganization value. The discount rate and exit multiple utilized by the Company reflected, in part, a "high-risk investment" and the lack of profitability in the recent years prior to the Consummation Date. The use of a four-year projection period placed a greater emphasis on the accuracy of the terminal value.

         The four-year cash flow projections were based on estimates and assumptions about circumstances and events that had not yet taken place. Such estimates and assumptions are inherently subject to significant economic and competitive uncertainties and contingencies beyond the control of the Company, including, but not limited to, those with respect to the future course of the Company's business activity.

         The Company's reorganization value represented the value of the "reconstituted entity." This value was viewed as the fair value of the Company before considering liabilities and approximated the amount a willing buyer would have paid for the assets of the Company immediately after the restructuring. The Company's "enterprise value", as defined in the Amended Plan and later re-estimated by management (see below), represented the present value of discounted cash flows (including cash from dispositions) plus cash in excess of normal operating requirements of the reorganized Company immediately before the distributions called for by the Amended Plan.

         In early 1993, using a business plan that reflected revisions in light of operating results that had fallen below levels anticipated in the Amended Plan, management estimated the Company's total enterprise value before the distributions called for by the Amended Plan. The Company employed the same valuation method that was utilized in the Amended Plan to determine its enterprise and equity values. A valuation utilizing the present value of discounted cash flows methodology assumes the servicing of a level of working capital and operating debt. Accordingly, management added the working capital and operating debt to the post-distribution enterprise value to arrive at a reorganization value of $665 million. This value was viewed as the amount a willing buyer would have paid for the assets of the Company immediately after the restructuring. By deducting from the reorganization value the working capital and operating debt and the new debt incurred as part of the Amended Plan, management arrived at an equity value of $70 million.

         The Company's reorganization value of $665 million was less than the fair value of its current assets at the Consummation Date, which was approximately $725 million. Management believes that the creditors accepted the Amended Plan and the corresponding reorganization value despite the inherent future business risks of the Company, in part because the Company's reorganization value exceeded its liquidation value, there was a waiver of all preferences, certain creditors wanted to immediately receive their distributions and avoid prolonging the Chapter 11 case, and certain creditors believed that it was in the Company's best interest to emerge from bankruptcy at that time. In accordance with the purchase method of accounting, the excess of book value over fair value was allocated to reduce proportionately the values assigned to non-current assets in determining their fair values. Because this allocation reduced the non-current assets to zero value, the remainder was classified as a deferred credit ("Excess of revalued net assets over equity under fresh-start reporting" or "negative goodwill") and is being amortized systematically to income over the period estimated to be benefited (ten years).

         In connection with the adoption of fresh-start reporting, the Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS No. 109"), which had no impact on Ames. Prior to the adoption of fresh-start reporting, the Company accounted for income taxes under Statement of Financial Accounting Standards No. 96 ("SFAS No. 96"). Under both SFAS No. 109 and SFAS No. 96, deferred income taxes are provided for at the statutory rates on the difference between financial statement basis and tax basis of assets and liabilities and, under SFAS No. 109, are classified in the balance sheet as current or non-current based upon the expected future period in which such deferred income taxes are anticipated to reverse.

         Also in connection with the adoption of fresh-start reporting, the Company adopted Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Post-retirement Benefits other than Pensions" ("SFAS No. 106"), which requires that the cost of these benefits be recognized in the financial statements over an employee's term of service with the Company. Ames established a reserve of approximately $2.7 million at December 26, 1992 for the estimated premium costs associated with providing life insurance to certain previously retired employees and for other post-retirement benefits. The related charge of $2.7 million was included in the "Revaluation of assets and liabilities pursuant to the adoption of fresh-start reporting" in the consolidated statement of operations.

         Since the purchase method of accounting was used to record the fair values of assets and assumed liabilities of the reorganized company at December 26, 1992, the consolidated statements of operations and the consolidated statements of cash flows for the fiscal year ended January 29, 1994 and for the five weeks ended January 30, 1993 are not comparable in certain material respects to such predecessor statements for any prior periods. The consolidated financial statements for periods after December 26, 1992 are those of the reorganized entity (the registrant).

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

    (a)  FISCAL YEAR:

         The Company's fiscal year ends on the last Saturday in January. The fiscal years ended January 29, 1994 (Fiscal
         1994) and January 25, 1992 (Fiscal 1992) included 52 weeks. The fiscal year ended January 30, 1993 (Fiscal 1993) included 53 weeks and was comprised of the forty-eight weeks ended December 26, 1992 (pre-emergence) and the five weeks ended January 30, 1993 (post-emergence).

    (b)  PRINCIPLES OF CONSOLIDATION:

         The consolidated financial statements include the accounts of Ames and its subsidiaries, all of which are wholly-owned. All material intercompany accounts and transactions have been eliminated.

    (c)  CASH AND SHORT-TERM INVESTMENTS:

         Ames considers all highly liquid investments with a maturity of three months or less when purchased to be cash and short-term investments.

    (d)  INVENTORY VALUATION:

         Inventories are stated at the lower of cost, using the retail last-in, first-out (LIFO) method, or market.

    (e)  FIXED ASSETS:

         Land and buildings, fixtures and equipment, and leasehold improvements are recorded at cost. All fixed assets were written-off at December 26, 1992 under fresh-start reporting (Note 2). Major replacements and betterments are capitalized. Internal remodeling labor costs and maintenance and repairs are charged to earnings as incurred. Cost of assets sold or retired and the related amounts of accumulated depreciation are eliminated from the accounts in the year of disposal, with the resulting gain or loss included in earnings.

    (f)  DEPRECIATION AND AMORTIZATION:

         Depreciation and amortization of fixtures and equipment are provided on the straight-line method principally over a 5 to 10 year period. Leasehold improvements are amortized over 10 years, or over the life of the lease if shorter. Depreciation of buildings is provided on a straight-line method principally over a 25 year period.

         The unfavorable lease liability (recorded under fresh-start reporting) is being amortized on a straight-line basis over the applicable lease terms.

         The excess of revalued net assets over equity under fresh-start reporting is being amortized over a 10 year period (Note 2).

    (g)  DEFERRED CHARGES:

         Debt transaction costs and related issue expenses, except those that were related to the initial issuance of the new and reinstated debt (which were written-off as part of fresh-start reporting), are deferred and amortized over the term of the associated debt.

    (h)  LEASEHOLDS:

         All leaseholds and accumulated amortization at December 26, 1992 were written-off under fresh-start reporting. Leaseholds represented the present value of the economic benefit of leases at stores acquired and were amortized on a straight-line basis over their average remaining lease lives. For the forty-eight weeks ended December 26, 1992 and for Fiscal 1992, $9.7 and $17.3 million, respectively, of net leaseholds were written-off or sold as part of the Company's restructuring. Amortization of leaseholds was approximately $3.5 and $4.5 million in the forty-eight weeks ended December 26, 1992 and in Fiscal 1992, respectively.

    (i)  INCOME TAXES:

         Ames and its subsidiaries file a consolidated federal income tax return. Ames adopted SFAS No. 109 under fresh-start reporting (Notes 2 and 9). Under this method, any deferred income taxes recorded are provided for at currently enacted statutory rates on the differences in the basis of assets and liabilities for tax and financial reporting purposes.
         If recorded, deferred income taxes are classified in the balance sheet as current or non-current based upon the expected future period in which such deferred income taxes are anticipated to reverse.

    (j)  SELF-INSURANCE RESERVES:

         The Company is self-insured for workers' compensation, general liability, property and casualty, and accident and health insurance claims, subject to certain limitations and deductibles. The Company has insurance coverage for losses that may occur above certain levels. The Company determines its liability for claims incurred but not reported based on its historical claims experience. As of January 29, 1994, Ames had established a self-insurance reserve of approximately $48.4 million, a major portion of which may not be paid within a year. As of January 30, 1993, Ames had established a self-insurance reserve of approximately $55.9 million.

    (k)  LEASED DEPARTMENT SALES AND INCOME:

         Ames has an agreement with an independent contractor that allows the independent contractor to operate shoe departments within the Ames stores and Ames receives a percentage of the sales under the agreement.

    (l)  EARNINGS PER COMMON SHARE:

         Net income per share for Fiscal 1994 was determined by using the weighted average number of common and common equivalent shares outstanding during the fiscal year. Common stock equivalents represented the assumed exercise of the outstanding Series C Warrants.

         Net loss per common share for the five weeks ended January 30, 1993 was determined using the weighted average number of common shares outstanding. Common stock equivalents and fully diluted loss per share were excluded for the five weeks ended January 30, 1993 as their inclusion would have had an anti-dilutive impact on the loss per share.

         Net earnings per share for the forty-eight weeks ended December 26, 1992 was not presented because such presentation would not be meaningful, as the old stock was cancelled under the Amended Plan and the new stock was not issued until the Consummation Date. Net loss per common share for Fiscal 1992 was determined using the weighted average number of the old common shares outstanding after accrual for preferred stock dividends. Common stock equivalents and fully diluted loss per share were excluded for Fiscal 1992 because their inclusion would have had an anti-dilutive impact on the loss per share.

    (m)  RECLASSIFICATION OF PRE-FISCAL 1994 FINANCIAL STATEMENTS:

         Certain reclassifications have been made to pre-Fiscal 1994 account balances to conform to the current year presentation.

4.  CASH AND SHORT-TERM INVESTMENTS:

         As of January 29, 1994 and January 30, 1993, approximately $55.0 and $57.4 million, respectively, was placed for collateral pledge and consignment with Republic National Bank of New York as a condition precedent to the issuance of letters of credit under the Letter of Credit Facility (Note 6). This cash collateral is included in "Restricted cash and short-term investments." The amount of cash collateral changes as the balance outstanding under the Letter of Credit Facility changes, since the cash collateral must equal 105% of the Company's outstanding obligations, including $5.5 and $6.5 million at January 29, 1994 and January 30, 1993, respectively, for future increases to standby letters of credit to cover expected workers' compensation claims. Ames earns interest on invested cash collateral.

         In addition, as of January 29, 1994 and January 30, 1993, Ames restricted approximately $1.0 and $26.3 million of cash, respectively, for expected payments of certain remaining administrative and priority claims under the Amended Plan. This amount is also included in "Restricted cash and short-term investments." The associated liability is included in "Accrued expenses." Management believes that the remaining segregated funds are adequate to cover all related payments. Ames earns interest on invested segregated funds.

5.  INVENTORIES:

         Ames values substantially all of its inventories at the lower of cost or market. Cost is determined by the retail last-in, first-out (LIFO) cost method for all merchandise inventories. No LIFO reserve was necessary as of January 29, 1994 and January 30, 1993.

         The Company eliminated the adjusted LIFO reserve of $34.3 million existing at December 26, 1992 under fresh-start reporting. The resulting benefit reduced the fresh-start revaluation charge in the statement of operations for the forty-eight weeks ended December 26, 1992. Ames recorded $5.8 of the $8.3 million LIFO adjustment at December 26, 1992 (prior to the fresh-start adjustment) as a reduction in cost of goods sold and the remaining $2.5 million as an adjustment to the restructuring charge. The LIFO adjustment resulted primarily from a change in the Company's merchandise mix. The Company recorded $8.3 of the $15.6 million adjustment in Fiscal 1992 as a reduction in cost of goods sold and $7.3 million as an adjustment to the restructuring charge.

6.  DEBT:

         On April 28, 1994, the Company entered into an agreement with BankAmerica Business Credit, Inc., as agent, and a syndicate consisting of other banks and financial institutions, for a secured revolving credit facility up to $300 million (the "New Facility") that contains terms, covenants and interest rates that management believes are generally more favorable than those in the original post-emergence Credit Agreement. The New Facility expires on the third anniversary from the initial Advance (as defined in the New Facility). The New Facility is secured by substantially all of the assets of the Company and requires the Company to meet certain quarterly financial covenants. The New Facility has a sublimit of $100 million for letters of credit, with an additional sublimit of $45 million for standby letters of credit. The New Facility has no requirement for cash collateralization of letters of credit, except in limited instances as described in the New Facility. The funds under the New Facility may only be used for working capital and for the payment of certain debt described below. The interest rate per annum on the New Facility is equal to the Reference Rate (as defined in the New Facility) plus 2% of the first $270 million of Advances (subject to downward adjustments) or 5% of the last $30 million of Advances. Alternatively, the first $270 million of Advances under the New Facility may be made at the interest rate per annum equal to the Eurodollar Rate ( as defined in the New Facility) plus 3.75% (subject to downward adjustments).

         The amount of borrowing under the New Facility shall not exceed the sum of (i) an amount equal to 55% of Eligible Inventory (as defined in the New Facility) not covered by any outstanding Merchandise Letter of Credit (as defined in the New Facility) plus (ii) an amount equal to 50% of Eligible Inventory covered by any outstanding Merchandise Letter of Credit less the net Reinstated Debt Reserve (as defined in the New Facility), and the potential establishment of other reserves contingent upon the Company's financial performance. In addition, each Agent reserves the right in good faith, based upon such collateral consideration as such Agent may in its sole discretion deem necessary or appropriate to adjust the Borrowing Base (as defined in the New Facility) by establishing reserves, making determinations of Eligible Inventory, revising standards of eligibility or decreasing from time to time the percentages set forth above.

         The quarterly financial covenants under the New Facility are limited to: capital expenditure limits; minimum earnings, without giving effect to any extraordinary gains/losses or accounting changes, before interest expense, income tax provision, depreciation and amortization, LIFO expense, stock appreciation right accruals, restructuring charges, and other non-cash charges, plus or minus the amount of cash received or expended relating to stock appreciation right accruals or restructuring charges ("EBITDA"); and minimum EBITDA to cash interest expense. In addition, Ames must have no outstanding cash loans under the New Facility for 30 consecutive days during the period from November 15th through February 15th of each contract year.

         Fees required under the New Facility include: (1) quarterly commitment fees of .5% per annum on the unused portion of the facility during each quarter, (2) an initial facility fee of $5.4 million payable on the Closing Date (as defined in the New Facility) and an additional facility fee of $3.0 million ($1.0 million payable at closing and the remainder due in quarterly installments of $250,000 each beginning in the second year), (3) prepayment fees of 3.0%, 2.0%, and 1.0% of the amount of the Tranche A portion (as defined in the New Financing) reduced or terminated prior to the first, second, and third (six months or more prior to the maturity date) anniversary of the New Facility, respectively, and (4) various other fees as defined in the New Facility.

         The Company will use the funds that will no longer be restricted for the collateralization of letters of credit, and funds from the New Facility, to prepay the Series A, B and D Notes, the $1.2 million term note, and the outstanding borrowings under the Credit Agreement. In connection with the New Facility, liens presently securing the Company's trade debt will be released. Funding under the New Facility is not expected to occur until on or about June 30, 1994. As a result of the refinancing, Ames is expected to report a non-cash extraordinary charge of approximately $2.5 million relating to the write-off of deferred financing costs and debt discounts in Fiscal 1995.

         The Company's outstanding debt as of January 29, 1994 and January 30, 1993 is listed and described below. Pursuant to the Amended Plan, the Company and its lenders agreed to a restructuring of the Company's obligations at December 26, 1992. The difference between the pre-consummation debt obligations and the present values of the new and reinstated debt obligations was included in the calculation of the "Extraordinary gain on debt discharge".

         New and reinstated debt obligations that carried face interest rates significantly lower than market rates (for financing of a similar nature) as of the Consummation Date were discounted to their present values using estimated market rates. The discount amounts are being amortized to interest expense over the terms of the related obligations using the effective interest method. The determination of appropriate interest rates was based upon an evaluation of Ames' credit standing, the nature of the collateral, if any, and other terms pertaining to the debt, and the prevailing rates for similar instruments of issues with similar credit ratings. The market interest rates used to determine the present values are shown in the table below.

         Upon consummation of the Amended Plan, Ames obtained $210 million of post-emergence financing. Of this amount, $175.9 million is in the form of a revolving credit facility (the "Revolver") and $1.2 million is in the form of a two-year term note. Citibank is the agent in a post-emergence credit agreement (the "Credit Agreement" - see below) which combines the $175.9 million Revolver and the $1.2 million term note. The balance of the $210 million post-emergence financing ($32.9 million) represents the two-year portion of the 8% Senior Secured Notes (the "Series D Notes") issued under an indenture with Fleet Bank as indenture trustee.

         Upon consummation of the Amended Plan, the Company also entered into a one-year $90 million letter of credit facility with Republic National Bank of New York (the "Letter of Credit Facility" - see below). In September, 1993, the Letter of Credit Facility was increased to $120 million and extended to November 28, 1994.

         During Fiscal 1994, Ames recognized an extraordinary gain of approximately $.9 million on the early extinguishment of certain tax obligations.

         As of January 29, 1994, payments on long-term debt, including the debt payments related to the New Facility
    (discussed above) and the amount due under the Revolver, for the next five years and thereafter were as follows:

                                                (000's OMITTED)
        FISCAL YEAR ENDING JANUARY                   AMOUNT
        --------------------------              ---------------
               1995                                $ 97,883
               1996                                  15,674
               1997                                  14,444
               1998                                  13,120
               1999                                   2,404
               Thereafter                            12,759



               Outstanding debt at January 29, 1994 and January 30, 1993 is listed below. Further explanations of certain of the obligations follow the table.

                                                                (000's OMITTED)
                                                              1/29/94     1/30/93
                                                             ---------   ---------
        SECURED DEBT -
        Revolving Credit Facility (Note Payable):             $15,360     $22,960
        Senior Debt:
         Series A Secured Term notes due 6/95 to 12/96,
          variable interest rate.                              25,306      25,306
         8% Senior Secured Notes (Series D)
          due 6/95 to 12/96.  Discount rate 9%.                38,178      38,178
         8% Series B Secured Term Notes due 12/96,
          non-interest bearing through 12/95.
          Discount rate 10%.                                    4,218       4,218
         8% Secured Term Notes due 12/94. Discount Rate 9%.     1,207       1,207
         Guaranteed First Mortgage Notes, interest rate
          of 9.5%, due through 3/99. Discount Rate 11%.        12,500      12,500
         Real Estate Mortgages, interest rates
          ranging from 6% to 9%, due through 1/02.
           Discount rates 10% to 12%.                          12,043      12,400
         Loan and Security Agreement, non-interest
          bearing, due 5/95.  Discount rate 10%.                4,588       7,887
         Equipment Notes, interest rates at 9% to 10%, due
          12/94 through 12/97.  Discount rate 11% to 12%.       3,197       3,989
         8.5% Industrial Development Bonds, due in
          installments through 12/09.  Discount rate 11%.       2,755       2,828
                                                             --------    --------
            Total Face Value of Secured Debt                 $119,352    $131,473
                                                             --------    --------
        UNSECURED DEBT -
        Senior Debt:
         Allowed Priority Tax Obligations,
           5% interest rate.  Discount rate 9%.                $5,234      $9,028
        Subordinated Debt:
          Deferred Cash Distributions due 1/31/94 through
           1/31/97, 5% interest rate beginning 2/94.
           Discount rate 12%.                                  31,500      46,514
          TJX Expense Note, 10% interest rate,
            due 1/98 (Note 11)                                    198         -
                                                             --------    --------
            Total Face Value of Unsecured Debt                $36,932     $55,542
                                                             --------    --------
        Total Face Value of Debt                              156,284     187,015
                   Less:  Current Portion                      14,821      20,469
                          Long-term Debt Classified
                             as Current                        67,702         -
                          Debt Discounts                        6,978      12,504
                          Note Payable - Revolver              15,360      22,960
                                                             --------    --------
        Amount Due After One Year                             $51,423    $131,082
                                                             ========    ========

    THE CREDIT AGREEMENT

         The Credit Agreement is between Ames and Citibank, as agent, and a syndicate consisting of other banks and financial institutions and is scheduled to expire on December 28, 1994 (see New Facility described above). The Credit Agreement provides the $175.9 million Revolver and a $1.2 million term loan. The amount outstanding under the Revolver at the time of the funding of the New Financing, along with the term loan, will be prepaid out of the funds from the New Facility.

         The funds under the Credit Agreement must be used for working capital, except that up to $10 million may be used for any purpose. The interest rate per annum on the Revolver is equal to the Base Rate (as defined in the Credit Agreement) plus 2 1/2%. For the fiscal year ended January 29, 1994 and for the five weeks ended January 30, 1993, the weighted average interest rate on the Revolver was 8.6%. Approximately $15.4 and $23.0 million was outstanding under the Revolver at January 29, 1994 and January 30, 1993, respectively. The maximum amount borrowed under the Revolver was approximately $161.9 and $32.8 million during Fiscal 1994 and during the five weeks ended January 30, 1993, respectively. The face interest rate on the term loan is 8% per annum.

         Fees required under the Credit Agreement include: (1) a commitment fee of .5% per annum of the unused portion of the Revolver, (2) an initial facility fee of $4.0 million (paid on the Consummation Date and written-off in conjunction with the recording of the Amended Plan) and a subsequent facility fee of $.9 million paid in December, 1993, (3) a usage fee of $.8 million paid when the sum of advances under the Revolver plus a portion of the Series D Notes exceeded $100 million, and (4) an agent's fee of $1.0 million paid in December, 1993 (the initial agent's fee of $1.0 million was paid on the Consummation Date and written-off in conjunction with the recording of the Amended
    Plan).

         The Credit Agreement is secured by substantially all of the assets of Ames, with a first priority lien subordinated only to existing liens on specific assets, and "pari passu" with the first priority lien securing: (1) Series A Notes (see below), (2) Series B Notes (see below), (3) Series D Notes, and (4) 50% of inventory trade payables. Each of the Company's subsidiaries has guaranteed the obligations under the Credit Agreement.

         The Credit Agreement, as amended, contains certain financial and operating covenants including current ratio; the maintenance of certain inventory levels; maximum capital expenditures; minimum interest and fixed charge coverages; and minimum earnings before interest, income tax provision, depreciation and amortization, LIFO expense or credit, and any non-cash extraordinary or unusual items ("EBITDA"). In addition, Ames must have no outstanding borrowings (other than borrowings used to cash collateralize letters of credit) under the Credit Agreement for a consecutive 30-day period beginning between November 15 of each fiscal year and the last day of such fiscal year. Ames is in compliance with these covenants through the latest completed fiscal period (March, 1994). The EBITDA covenant was calculated cumulatively from December, 1992 and forward, until December, 1993 when it converted to a "rolling 12-month" calculation.

    SERIES A NOTES

         Certain banks from the pre-petition Citibank syndicate elected to receive Series A Notes as part of their distribution under the Amended Plan. The total amount issued was $25.3 million, due in installments at June 30, 1995, December 31, 1995, and December 31, 1996. There is a mandatory prepayment requirement for these banks' pro rata portion of any "annual excess cash flow" (as defined in the Amended Plan-see Note 11). The annual face interest rate on these notes is equal to the Base Rate (as defined in the Credit Agreement) plus 3 1/2%. The Series A Notes are secured in the same manner as the Credit Agreement and contain the same financial covenants (extended to Fiscal years 1996 and 1997) as in the Credit Agreement. The Series A Notes will be prepaid at the time of the funding under the New Facility and, accordingly, have been classified as a component of "Long-term Debt Classified as Current" as of January 29, 1994.

    SERIES B NOTES

         Certain banks from the pre-petition Citibank syndicate elected to receive
    Series B Notes as part of their distribution under the Amended Plan. The total amount issued was $4.2 million, due December 31, 1996. There is a mandatory prepayment requirement for these banks' pro rata portion of any "annual excess cash flow" (Note
    11). These notes are non-interest bearing until December 31, 1995 when they begin to bear face interest at 8.0% per annum.
    The Series B Notes are secured in the same manner as the Credit Agreement and contain the same financial covenants as the Series A Notes. The Series B Notes will be prepaid at the time of the funding under the New Facility and, accordingly, have been classified as a component of "Long-term Debt Classified as Current" as of January 29, 1994.

    SERIES D NOTES

         Certain banks from the pre-petition Citibank syndicate elected to receive
    Series D Notes as part of their distribution under the Amended Plan and, for the two-year term note portion of the Series D Notes ($32.9 million), made a net cash contribution to the Company rather than providing the Company with revolving credit financing. The total amount issued was $38.2 million, $32.9 million of which is due on the earlier of June 30, 1995 or 45 days after the termination of the Credit Agreement. The remainder is due in installments at December 31, 1995 and

    December 31, 1996. There is a mandatory prepayment requirement for these banks' pro rata portion of any "annual excess cash flow" (Note 11). The Indenture to provide for the issuance of the Series D Notes is dated December 28, 1992 and has been filed with the Securities and Exchange Commission. The Series D Notes yield a face interest rate of 8.0% per annum and are secured in the same manner as the obligations under the Credit Agreement. There are no financial covenants under the Indenture. The Series D Notes will be prepaid at the time of the funding under the New Facility and, accordingly, have been classified as a component of "Long-term Debt Classified as Current" as of January 29, 1994.

    THE LETTER OF CREDIT FACILITY

         The $120 million Letter of Credit Facility with Republic National Bank of New York ("Republic") has sublimits of $60 million for trade letters of credit and $60 million for standby letters of credit. The Letter of Credit Facility is scheduled to expire on November 28, 1994 (see New Facility described above) and permits the issuance of letters of credit with an expiration date not later than December 28, 1994.

         As of January 29, 1994, approximately $11.3 and $35.6 million was outstanding in trade and standby letters of credit, respectively. As of January 30, 1993, approximately $12.7 and $44.4 million was outstanding in trade and standby letters of credit, respectively, including trade letters of credit still outstanding under the DIP Facility (see below) and $9.0 million of back-up stand-by letters of credit for such letters of credit. All letters of credit outstanding under the Letter of Credit Facility must be cash collateralized at 105% from the date of issuance (Note 4).

    ALLOWED PRIORITY TAX OBLIGATIONS

         Allowed priority tax obligations consist of claims entitled to priority under the Bankruptcy Code, including claims based on retail sales made by Ames, the proceeds of which are deemed to be held in trust by Ames for the benefit of various state taxing authorities. Unless otherwise agreed to in writing with Ames, the holder of an allowed priority tax claim receives deferred cash payments in a principal amount equal to the amount of such claim over a period not exceeding six years from the date of assessment of the tax on which the claim is based. The deferred cash payments may be made in annual installments equal to 10% of the allowed priority tax claim together with simple interest at the rate of 5% per annum. The remaining unpaid principal and accrued interest thereon will be paid on the first business day following the date that is the sixth anniversary of the date of assessment of the tax on which the claim is based. During Fiscal 1994, the Company paid approximately $1.9 million to certain state taxing authorities in early settlement of approximately $2.8 million of tax obligations (Note 20).

    DEFERRED CASH DISTRIBUTIONS

         The Amended Plan provided that approximately $46.5 million of cash distributions in respect to several classes of claims would be paid subsequent to the Consummation Date. Approximately $15.0 and $8.0 million of these deferred cash distributions were paid as scheduled on January 31, 1993 and January 31, 1994, respectively, and the remaining unsecured amounts are due as follows, with interest beginning February 1, 1994 at 5% per annum: $8.0 million due each year at January 31, 1995 and January 31, 1996, and $7.5 million due at January 31, 1997.

    BEFORE REORGANIZATION

         Generally, interest on pre-petition claims ceases accruing upon the filing of a petition under the Bankruptcy Code. If, however, the claims are collateralized by an interest in property whose value (minus the cost of preserving such property) exceeds the amount of the debt, post-petition interest may be payable.
    As part of the Amended Plan, the Company reached agreements with secured creditors as to the extent of the collateral value supporting their original loan obligations and the resulting interest due, if any, has been accrued. The Bankruptcy Court ordered Ames to make adequate protection payments to a number of secured creditors during the bankruptcy period. In the absence of such an order, no principal or interest payments were made until the Amended Plan (defining the repayment terms) was consummated. Nevertheless, Ames recorded interest expense on potential collateralized secured claims totalling $50.4 million for the fiscal year ended January 25, 1992. Ames ceased accruing interest on the pre-petition credit agreement at the beginning of Fiscal 1993 because management believed that, in accordance with SOP 90-7, the collateral securing the debt did not exceed the principal due. Ames had accrued such interest for conservative purposes only.

         Contractual interest expense not recorded on certain debt totaled approximately $76.2 and $45.5 million for the forty-eight weeks ended December 26, 1992 and for Fiscal 1992, respectively.

         To finance seasonal working capital requirements during the Chapter 11 period, Ames and Chemical Bank, as agent, were parties to a Debtor-in-Possession Revolving Credit Agreement (the "DIP Facility"), under which Ames was allowed to borrow up to $250 million ($200 million beginning in August, 1992) for general corporate purposes, working capital, letters of credit, and inventory purchases, subject to certain restrictions, as defined in the DIP Facility.

         The maximum amount borrowed under the DIP Facility, exclusive of letters of credit, was $70.0 million during the forty-eight weeks ended December 26, 1992 and $30.0 million during Fiscal 1992. The average interest rate on the DIP Facility was 7.6% in the forty-eight weeks ended December 26, 1992 and 8.9% in Fiscal 1992.

7.  LEASE COMMITMENTS AND UNFAVORABLE LEASE LIABILITY:

         Ames is committed under long-term leases for various retail stores, warehouses and equipment expiring at various dates through 2015 with varying renewal options and escalating lease clauses. Some leases are classified as capital leases under Statement of Financial Accounting Standards No. 13. Capital lease obligations were revalued under fresh-start reporting. Ames generally pays for real estate taxes, insurance, and specified maintenance costs under real property leases. Certain leases also provide for contingent rentals based on percentages of sales in excess of specified amounts.

         Future minimum lease payments for leases as of January 29, 1994 were as follows:

                                                  (000's OMITTED)
                                                   LEASE PAYMENTS
                                            --------------------------
            FISCAL YEAR                       CAPITAL      OPERATING
           ENDED JANUARY                      LEASES        LEASES
        -------------------                 ----------     ---------
              1995                            $8,596         $41,483
              1996                             8,130          37,831
              1997                             7,756          35,928
              1998                             6,837          32,167
              1999                             5,786          29,725
           Thereafter                         49,680         226,971
                                             -------         -------
        Total minimum lease payments          86,785        $404,105
                                                            ========

        Less:  amount representing
         estimated executory costs             1,331
                                             -------
        Net minimum lease payments            85,454
        Less:  amount representing interest       39,780
                                             -------
        Present value of net minimum
         lease payments                       45,674
        Less:  currently payable               3,788
                                             -------

        Long-term capital
         lease obligations                   $41,886
                                             =======


         Total payments have not been reduced by minimum sublease rentals to be received in the aggregate under noncancellable subleases of capital leases and operating leases of approximately $3.7 and $3.0 million, respectively, as of January 29, 1994.

         Amortization of capital lease assets was approximately $4.0 and $6.5 million for the forty-eight weeks ended December 26, 1992 and for Fiscal 1992. The cost of capital lease assets of $64.0 million and the related accumulated amortization of $26.4 million at December 26, 1992 were written-off under fresh-start reporting and there were no additions since that time.


    Rent expense (income) was as follows:

                                                       (000's OMITTED)
                                     ------------------------------------------------------
                                     FISCAL YEAR   FIVE WEEKS    FORTY-EIGHT    FISCAL YEAR
                                        ENDED         ENDED      WEEKS ENDED       ENDED
                                     JANUARY 29,   JANUARY 30,   DECEMBER 26,   JANUARY 25,
                                        1994          1993           1992          1992
                                     -----------   -----------   ------------   -----------
    Minimum rent on operating leases   $42,646        $3,716   |    $47,527       $66,486
    Contingent rental expense            6,414           453   |      6,459         7,699
    Sublease rental income              (3,206)         (315)  |     (4,730)       (6,021)


         The unfavorable lease liability was recorded as part of fresh-start reporting and represents the estimated liability related to lease commitments that exceed market rents for similar locations. This liability is being amortized as a reduction of rent expense over the remaining lease terms.

 8. STOCKHOLDER'S EQUITY:

    COMMON STOCK AND PRIORITY COMMON STOCK

         As provided under the Amended Plan, the authorized capital stock of the reorganized Ames consists of 40,000,000 shares of common stock (16,267,211 and 8,962,211 shares issued as of January 29, 1994 and January 30, 1993, respectively), par value $.01 per share (the "Common Stock"), and 12,000,000 shares of priority common stock (3,860,058 and 11,037,789 shares outstanding as of January 29, 1994 and January 30, 1993, respectively), par value $.01 per share (the "Priority Common Stock"). These securities, as well as the warrants described below, were issued without registration under the Securities Act of 1933, as amended or under any state or local law, in reliance on the exemptions set forth in Section 1145 of the Bankruptcy Code. Holders of shares of Common Stock and Priority Common

    Stock are entitled to vote as one class with one vote per share on all matters to be voted upon by the stockholders and are entitled to receive dividends equally when, as and if declared by the Board of Directors. In the event of any liquidation, dissolution or winding up of the Company, whether voluntary or involuntary, the holders of the Priority Common Stock then outstanding shall be entitled to be paid out of the assets of the Company available for distribution to its stockholders only an amount equal to $8.75 for each share outstanding (aggregate liquidation preference value $33,775,507 as of January 29, 1994). After the full preferential amount to which holders of the Priority Common Stock are entitled have been paid or set apart, the remaining assets of the Company available for distribution to its stockholders would be paid to the holders of the Common Stock equally, on a share for share basis.

         The holder of any shares of Priority Common Stock may at such holder's option, at any time and from time to time, convert any or all such shares into an equal number of fully paid and nonassessable shares of Common Stock. As of January 29, 1994, 8,139,942 shares of Priority Common Stock had been converted to Common Stock. Any shares of Priority Common Stock that remain outstanding on the second anniversary of the initial issuance of the shares of Priority Common Stock, December 30, 1994, will be converted automatically into an equal number of fully paid and nonassessable shares of Common Stock. Such conversion will be deemed to have occurred on such second anniversary without any notice or other action on the part of the Company or the holder of such Priority Common Stock.

         The Common Stock and Priority Common Stock do not have any preemptive rights or subscription or redemption privileges. The Common Stock and Priority Common Stock do not have cumulative voting rights, which means that the holder or holders of more than half of the shares voting for the election of directors can elect all the directors then being elected. All the shares of Common Stock and Priority Common Stock issued under the Amended Plan are fully paid and nonassessable. After the original issuance of the Priority Common Stock, neither the beneficial nor the record ownership of the Priority Common Stock may be traded or transferred, and any attempt to trade or transfer the ownership of the Priority Common Stock will be void. The Priority Stock must first be converted to Common Stock in order to be traded or otherwise transferred.

         The Common Stock is subject to certain transfer restrictions in order to preserve the ability of the Company to utilize net operating loss carryovers, capital loss carryovers, and business credit carryovers (the "Tax Benefits") to which the Company is entitled pursuant to the Internal Revenue Code of 1986, as amended (collectively, the "Code") and the regulations promulgated thereunder (Note 9). The following restrictions apply for the two-year period immediately following the effective date, December 30, 1992, of the Amended and Restated Certificate of Incorporation of the Company:

              No person may acquire any shares of Common Stock of the Company, or any option or warrant to purchase any such stock, to the extent such acquisition would cause the Ownership Interest Percentage (as determined under Treasury regulations) of the acquiror or any other person to increase above five (5) percent, whether or not said acquiror or other person held stock of the Company, or options or warrants to purchase such stock, in excess of such percentage before such transfer. In addition, no person whose Ownership Interest Percentage exceeds five (5) percent may transfer any shares of Common Stock of the Company or any options to purchase such stock.

              Any transfer of shares of Common Stock of the Company, or options or warrants to purchase any such shares, that would otherwise be prohibited pursuant to the preceding paragraph, will nonetheless be permitted if information relating to a specific proposed transaction is presented to the Board of Directors and the Board determines that such transaction will not jeopardize the Tax Benefits, based upon an opinion of legal counsel selected by the Board of Directors to that effect. The transfer restrictions set forth in the Amended and Restated Certificate of Incorporation will not be effective if (a) the Board of Directors authorizes the filing of a federal tax return electing to opt out of Section 382(l)(5) of the Code or (b) the Board of Directors determines that Section 382(l)(5) does not apply. The provisions will not apply to a transfer of Common Stock pursuant to a bona fide tender offer for at least 50% of the aggregate amount of the Company's Common Stock and Priority Common Stock, for the sole purpose of allowing stockholders to tender their shares pursuant to the offer. Nothing in this paragraph or the immediately preceding paragraph shall be construed to limit or restrict the Board of Directors in the exercise of its fiduciary duties under applicable law.

         All equity interests existing immediately prior to the consummation of the Amended Plan were cancelled pursuant to the Amended Plan and the accumulated deficit was eliminated under fresh-start reporting.

    WARRANTS

         An aggregate of 200,000 Series B Warrants were issued under the Amended Plan. Each such warrant entitles the holder to purchase one share of the Common Stock at any time from six months after the Consummation Date through the eighth anniversary of the Consummation Date. The initial exercise price is $5.92 per share (200% of the average closing price of the Common Stock for the 60 trading days after the Consummation Date). No Series B Warrants were exercised during Fiscal 1994.

         An aggregate of 2,120,000 Series C Warrants were issued (1,992,715 outstanding as of January 29, 1994) under the Amended Plan. Each such Warrant entitles the holder to purchase one share of the Common Stock at any time from six months after the Consummation Date through January 31, 1999. The initial exercise price is $1.11 per share (37.5% of the average closing price of the Common Stock for the 60 trading days after the Consummation
    Date). There were 127,285 common shares issued upon exercise of the Series C Warrants during Fiscal 1994.

         The exercise prices of the above warrants are subject to adjustment upon the occurrence of certain events, including, among other things, the payment of a stock dividend with respect to the Company's Common Stock, the subdivision, combination or reclassification of Common Stock, the merger or consolidation of the reorganized Company, and the issuance for consideration of rights, options or warrants (other than rights to purchase Common Stock issued to shareholders generally) to acquire Common Stock of the Company. Rights, options or warrants distributed to holders of Common Stock prior to the warrant expiration dates will be distributed to holders of such warrants as if the warrants had been exercised immediately prior to the record date for such distribution. Upon the exercise of warrants, a holder of such warrants is entitled to receive any distributions (other than distributions described above, distributions in connection with the total liquidation, dissolution, or winding-up of the Company or dividends payable out of current earnings) made to holders of Common Stock prior to expiration of such warrants as if the holder had exercised such warrants prior to the record date of such distribution. In this case, the holder, upon conversion, would also receive interest at a rate of 10% per annum on any cash payable, as well as any income earned on distributed assets, property or securities from the distribution date to the date of exercise. The exercise prices and number of shares issuable upon exercise will also be adjusted in certain circumstances if the Company issues certain securities at below market prices.

         A holder of any of the warrants described above as such will not be entitled to any rights as a stockholder of the Company, including without limitation the right to vote with respect to the shares of Common Stock of the Company, until such holder has properly exercised the warrants in accordance with the terms of the respective warrant agreement.

 9. INCOME TAXES:

         There were no provisions for income taxes for the five weeks ended January 30, 1993, the forty-eight weeks ended December 26, 1992, and for Fiscal 1992. For reasons discussed below, the Company recorded an income tax provision of approximately $3.3 million for Fiscal 1994.

         The Company adopted SFAS No. 109 in conjunction with the adoption of fresh-start reporting (Note 2). Prior periods were not restated to adopt SFAS No. 109. The accounting method previously used to account for income taxes was the liability method under SFAS No. 96. Under SFAS No. 109, deferred income taxes are recognized by applying the enacted statutory tax rates in future years to the changes in "cumulative temporary differences" (the differences between financial statement carrying values and the tax basis of assets and liabilities).

         As a consequence of the adoption of fresh-start reporting and SFAS No. 109, in the near future any tax benefits realized for tax purposes after the Consummation Date for cumulative temporary differences, as well as for the net operating loss carryovers, will be reported as an addition to paid-in-capital (see Consolidated Statement of Changes in Stockholders' Equity) rather than as a reduction in the tax provision in the statements of operations. Tax benefits or liabilities realized for book purposes after the Consummation Date will be combined in the near future with the pre-consummation deferred tax asset. Therefore, Ames, although not likely to pay income taxes in the near future, is expecting to record a tax provision on any book income. However, the tax provision has no impact on the Company's reported operating earnings, earnings before income taxes, taxes payable, or cash flows.

         Ames has the following deferred tax assets, primarily from pre-consummation periods, as of the following dates (in millions):


                                     AS OF                      AS OF
                               JANUARY 29, 1994           JANUARY 30, 1993
                               ----------------           ----------------
    Fixed assets                      $80                       $100
    Self insurance reserve             14                         22
    Store closing reserve               8                         26
    Leases                             32                         38
    Vacation pay reserve
         and other                      8                          8
    Net operating loss
         carryovers                   167                        118
                                    ------                     ------

    Total deferred tax asset          309                        312
    Valuation allowance              (309)                      (312)
                                    ------                     ------
    Net deferred tax asset             $0                         $0
                                    ======                     ======


         The Company has fully reserved for its deferred tax assets because of the current uncertainty of the future recognition of such deductions. In subsequent periods, Ames may reduce the valuation allowance, provided that the possibility of utilization of the deferred tax asset is more likely than not, as defined by SFAS No. 109. Any such reduction in the valuation allowance in the near future will result in a corresponding addition to paid-in-capital.

         In October 1993, the Company filed its federal income tax return for Fiscal 1993. In its return, the Company treated "pre-emergence net operating losses" (qualified losses incurred prior to the Consummation Date) under Section 382(l)(5) of the Internal Revenue Service ("IRS") Code (hereafter "L-5"). Under "L-5," there is approximately $295 million in pre-emergence net operating losses available as carryovers without any annual limitation, which could result in future tax benefits of approximately $118 million at currently enacted tax rates. If the Company experiences an ownership change on or before December 30, 1994, the Company will lose its "L-5" net operating loss carryovers. The Company would experience an ownership change if one or more 5% or more shareholders increase their interests in the aggregate by more than an additional 50% of the total of the Company's combined Common and Priority Common Stock (Note 8). In an attempt to prevent an ownership change from occurring, there are significant restrictions for a two-year period on the trading of Ames stock by either a 5% or more shareholder or a shareholder who would become a 5% or more shareholder on or before December 30, 1994. For this purpose, the test is based upon all voting stock. Using this criteria, Ames does not currently have a 5% or more shareholder. Procedures have been established with Chemical Bank, the transfer agent, to monitor the above trading.

         Ames also has a "post-emergence net operating loss" carryover (incurred after the Consummation Date) of approximately $120 million. Both pre and post emergence net operating loss carryovers will expire in 2007, 2008 and 2009. In addition, Ames has targeted jobs tax credit carryovers of approximately $7 million and alternative minimum tax credit carryovers of approximately $3 million, which will expire in 2007 and 2004, respectively. Federal net operating loss carryovers for fiscal years subsequent to Fiscal 1990 are subject to future adjustments, if any, by the IRS.

         Ames has substantial potential state net operating loss carryovers. It is difficult, however, to quantify the utilizable amounts of such state operating losses because of the uncertainty related to the mix of future profits in specific states.

10. BENEFIT AND COMPENSATION PLANS:

    RETIREMENT AND SAVINGS PLAN

         Ames maintains a defined contribution retirement and savings plan for certain of its eligible employees. The provisions of the plan allow Ames to make matching contributions of 50% of the employee's contribution (up to 5% of the employee's compensation). Ames also funds all administrative costs incurred by the plan. Ames' expense associated with this plan amounted to approximately $2.6, $.2, $2.5, and $3.3 million, in Fiscal 1994, in the five weeks ended January 30, 1993, in the forty-eight weeks ended December 26, 1992, and in Fiscal 1992, respectively.

    INCOME CONTINUATION PLAN

         Certain officers of Ames participate in an Income
    Continuation Plan ("ICP"), which guarantees up to one year's salary in the event of termination other than for cause. As of January 29, 1994, the Company has reserved for its known obligations under the ICP.

    STOCK APPRECIATION RIGHTS

         In connection with the Amended Plan, stock appreciation rights ("SARs") exercisable only for cash, equivalent to 1.2 million shares of the new Common Stock were granted to certain members of management and key employees as compensation for their efforts in restructuring Ames and enabling it to emerge from Chapter 11. After certain exercises and forfeitures (related to terminated officers), SARs equivalent to approximately 1.0 million shares (one-third of this amount vested on the Consummation Date, one-third vested on December 30, 1993, and one-third will vest on December 30, 1994) were outstanding at January 29, 1994. Each SAR entitles the recipient, upon exercise (which may not be sooner than three months or later than five years after the Consummation Date), to receive in cash the excess of the average closing price of a share of Common Stock during the ten trading days prior to the exercise date, over the average closing price of a share of Common Stock during the 60 trading days after the Consummation Date. The average closing price for the 60 trading days after the Consummation Date was $2.96 per share and the average closing price for the last 10 trading days of Fiscal 1994 was $2.36 per share. Therefore, no reserve was necessary at January 29, 1994. During Fiscal 1994, 16,667 SARs were exercised.

    KEY EMPLOYEE CONTINUITY BENEFIT PLAN

         Ames has a Key Employee Continuity Benefit Plan (the "Continuity Plan") that covers all officers, Vice President and above, and certain other employees of Ames. If the employment of any participant in the Continuity Plan is terminated, other than for death, disability, cause (as defined in the Continuity Plan) or by the participant other than for good reason (as defined in the Continuity Plan), within 18 months after a change of control of Ames, the participant will receive a lump sum cash severance payment. The severance payment is 2.99 times Base Compensation for the President and Executive Vice Presidents, 2 times Base Compensation for Senior Vice Presidents and selected Vice Presidents and 1 times Base Compensation for other Vice Presidents. Base Compensation is defined generally as the sum of the participant's annual base compensation in effect immediately prior to the participant's termination plus one-third of the value of the cash and stock bonuses paid to the participant during the 36 months ending on the date of termination. For purposes of the Continuity Plan, a change of control includes but is not limited to the acquisition by any person of beneficial ownership of 20% or more of Ames outstanding voting securities or the failure of the individuals who constituted the Board of Directors at the beginning of any period of 12 consecutive months to continue to constitute a majority of the Board during such period.

         On September 2, 1992, pursuant to applicable provisions of the Continuity Plan, the Board of Directors of Ames adopted a resolution providing that none of the events to occur in connection with the consummation of the Amended Plan constituted a change of control for purposes of the Continuity Plan.

    ANNUAL INCENTIVE COMPENSATION PLAN

         The Company has an Annual Incentive Compensation Plan (the "Annual Bonus Plan") that is subject to annual review by the Board of Directors. The Annual Bonus Plan provides annual incentive cash bonuses based on the achievement of the Company's financial goals for the year (and customer service goals for store and field management beginning in Fiscal 1994). Bonuses totalling approximately $1.9, $0, $1.2, and $3.3 million were paid under this plan during Fiscal 1994 for Fiscal 1993, during the five weeks ended January 30, 1993, during the forty-eight weeks ended December 26, 1992 for Fiscal 1992, and in Fiscal 1992 for Fiscal 1991, respectively. Bonuses of approximately $2.8 million are expected to be paid under this plan in Fiscal 1995 for Fiscal 1994.

    PERFORMANCE STOCK UNIT PLAN

         Ames has a Performance Stock Unit Plan (the "Performance Stock Unit Plan") which provides for long-term incentive awards, contingent upon the degree to which Ames achieves a range of pre-established objectives of cumulative earnings per share of Common Stock for a consecutive period of three fiscal years (the "Performance Target"). No incentive awards have been made under the Performance Stock Unit Plan subsequent to the Filing Date.

    RETIREMENT PLAN

         Ames has an unfunded Retirement Plan for Officers/Directors (the "Retirement Plan"). Every person who is employed by Ames as an officer or director when he or she retires, dies or becomes disabled and who (i) served as both a full-time officer and a director of Ames and has completed five years of service in both of these capacities, or (ii) served as a director of Ames and has completed 10 years, not necessarily consecutive, of service to Ames, is eligible for benefits under the Retirement Plan.

         Benefits are payable upon termination of employment due to retirement, death or disability. The annual benefit is equal to two-thirds of the participant's average annual base salary during the five-year period immediately preceding such termination of employment. The maximum annual benefit under the Retirement Plan is $100,000 ($150,000 in the case of a participant who served as President and Chief Operating Officer). The annual benefit is reduced by an amount equal to such participant's annual Social Security benefits. Each participant in the Retirement Plan is entitled to benefits for a period of 10 years. Upon the earlier death of the participant, the then present value of all unpaid benefits will be paid to the participant's estate. The Company has reserved for potential payments under the Retirement Plan.
    No payments have been made under this plan subsequent to the Filing Date.

    THE G.C. MURPHY COMPANY LIFE INSURANCE PLAN

         The G.C. Murphy Company Life insurance plan granted a flat dollar amount (defined benefit) of group term life insurance at no cost to certain retired employees. This plan excludes G.C. Murphy Co. employees who retired from Ames after January 31, 1986. The amount of coverage varies by retiree, is payable only upon death, and has no loan or cash value. There are currently 2,321 retirees covered by this plan. The Company has reserved for the projected payments under this plan.

         Ames recorded a $2.7 million charge (Note 2) in the forty-eight weeks ended December 26, 1992 related to the above retirement plans.

11. COMMITMENTS AND CONTINGENCIES:

         As part of the Company's settlement with TJX Companies, Inc. ("TJX") under the Amended Plan, Ames must reimburse TJX for various obligations, fees, and expenses that may be paid by TJX relating to various properties that were under leases rejected by Ames. The total reimbursement may not exceed $2.7 million and will be in the form of an unsecured note payable due on January 31, 1998 (the "TJX Expense Note"). TJX will furnish Ames with the amounts paid, if any, during each quarter and those amounts, after appropriate review, will become the principal due under the TJX Expense Note. The amount claimed as due by TJX and recorded for the TJX Expense Note as of January 29, 1994 was approximately $.2 million. Interest is being accrued on the principal amounts due at 10% per annum and will be payable on January 31, 1998.

         The Amended Plan states that portions of any "Excess cash flow amount" must be distributed to holders of claims in certain classes in the order set forth in the Amended Plan. "Excess cash flow amount" is defined as, with respect to each future fiscal year ending January 28, 1995, January 27, 1996 and January 25, 1997, 50% of the excess of (i) EBITDA (as defined in the Credit Agreement) of reorganized Ames for such fiscal year over (ii)(a) $82.4 million with respect to the fiscal year ending January 28, 1995, (b) $99.1 million with respect to the fiscal year ending January 27, 1996, and (c) $114.7 million with respect to the fiscal year ending January 25, 1997; provided, however, that excess cash flow amounts shall not be paid with respect to any fiscal year after the fiscal year ending January 25, 1997. There are a number of events that must occur before these classes will receive any payments from the excess cash flow amount. First, Ames must realize cash flows that exceed the level of projected cash flows in the Amended Plan. Second, if there is cash flow exceeding those projections, it will be allocated to pay the other distributions scheduled under the Amended Plan before any of the classes entitled to receive excess cash flow payments will receive any payments from the excess cash flow amount. Thus, if Ames has excess cash flow, some of the deferred distributions provided in the Amended Plan may be paid earlier than otherwise scheduled. Third, the excess will be measured at the end of each fiscal year through January 25, 1997. This means that if the required earnings levels are not reached during those years, no excess cash flow amount will ever be paid. There were no excess cash flow amounts through January 29, 1994 and none are anticipated in the Company's latest projections.

         The Amended Plan further states that portions of any Wertheim Claim Proceeds (Note 12) and Litigation Claims must be distributed to certain classes of claims. As to Wertheim Claim Proceeds, after distribution to allowed classes, Ames would retain 50% of the first $20 million of such proceeds and 25% of proceeds in excess of $20 million. The Company must utilize the first $10 million of its Wertheim Claim Proceeds, if any, to pay down the Revolver. Any net proceeds from Litigation Claims would be distributed pursuant to the Amended Plan.

12. LITIGATION:

         On April 25, 1990, Ames filed for protection under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York, Case Nos. 90B11233 through 11285. By Order dated as of December 18, 1992 (and modified subsequently) (the "Confirmation Order"), the Bankruptcy Court confirmed the Amended Plan. The Amended Plan was consummated on December 30, 1992.

         The Confirmation Order, INTER ALIA, dismissed with prejudice all pending litigation, and released all claims that could have been brought in litigation, between the Company and the Citibank Group, TJX (to the extent provided in the Ames-TJX Release), and the creditors of the Company, including but not limited to Claims arising in (a) the Tax Refund Motion, (b) the Citibank Lift Stay Motion, (c) the Ames Declaratory Judgment Action, (d) the Substantive Consolidation Motion (as terms (a) through (d) are defined on pages 24 and 25 of the October 23, 1992 Disclosure Statement and Restated Joint Plan of Reorganization of Ames Department Stores, Inc. and Other Members of Ames), and (e) an action filed under seal in the Bankruptcy Court on April 24, 1992 by the members of Ames as Adversary Proceeding No. 92-9016A
    (JAG).

         A number of claims filed in connection with the Ames Chapter 11 cases remain unresolved. To the extent that such claims are properly asserted or found to be unpaid administrative priority claims, they would be the responsibility of the Company. In the aggregate, these claims would be material, and certain individual claims are for significant amounts. Based on its continuing review of these claims, the Company believes that some have, in fact, already been fully satisfied, others are pre-petition unsecured claims which are not the responsibility of the Company, and some will be without any validity. It is not possible at this time for the Company to determine with any reasonable certainty its ultimate responsibility for these unresolved claims.

         On February 1, 1994, a civil complaint was filed against the Company in the Circuit Court for Prince George's County, Maryland, entitled Robert S. Wilson and Lillian Wilson vs Ames
    Department Stores, Inc. et. al.   This complaint arose from an
    incident on February 15, 1993 in an Ames store in which one of the plaintiffs, Robert S. Wilson, was apprehended for allegedly shoplifting merchandise and was injured in a struggle with Ames store personnel. The complaint alleges that the plaintiff was permanently disabled and, among other things, that Ames personnel used excessive force. The plaintiffs most recent demand was for $15 million. The case is still in a very preliminary stage and no discovery has commenced. Based on the information known to date, the Company believes it has meritorious defenses to the claims asserted.

    WERTHEIM PROCEEDING

         On October 13, 1992, Ames commenced an adversary proceeding against Wertheim Schroder & Co., Inc. ("Wertheim") and James A. Harmon ("Harmon") (Wertheim & Harmon, collectively the "Defendants"). In this proceeding (the "Wertheim Proceeding"), Ames sought damages and equitable relief for breach of fiduciary duty, professional malpractice, fraudulent conveyance and transfer pursuant to the Bankruptcy Code and New York law, and other improper conduct relating to Ames' acquisition from Zayre Corporation ("Zayre") of Zayre's discount stores division in October 1988 (the "Zayre
    Acquisition"). Wertheim was investment advisor to both Ames and Zayre in connection with the Zayre Acquisition; Harmon at the time of the Zayre Acquisition served as Chairman of the Board of Directors of Ames and as Chairman of Wertheim.

         On November 20, 1992, the Defendants answered the complaint, denied its material allegations and interposed ten counterclaims against Ames, asserting (i) contribution claims under common law and the 1933 Securities Act, and (ii) claims for indemnity under Ames' articles of incorporation, Ames' engagement letter with Wertheim, other agreements between Wertheim and Ames, Delaware law and common law.

         On March 31, 1994, Ames entered into a settlement agreement with the Defendants (the "Settlement Agreement"), which was subject to the approval of the Bankruptcy Court (see below). In summary, the Settlement Agreement provides for a $19 million settlement payment by the Defendants and dismissal of all claims and counterclaims in the Wertheim Proceeding. The Settlement Agreement also provides for the Bankruptcy Court to enter an order (the "Bar Order") barring the assertion of further claims arising out of the Zayre Acquisition against the Defendants by Ames and holders of Allowed Claims (as defined in the Amended
    Plan). The Settlement Agreement also requires Ames to indemnify the Defendants in the event that the assertion of Zayre-related claims by Ames against any third party results in that third party bringing a claim over against either of the Defendants. A hearing on the motion to approve the Settlement Agreement and enter the Bar Order was held on April 26, 1994.

         Subsequent to the hearing, the Bankruptcy Court entered an order approving the Settlement Agreement. Pursuant to the Settlement Agreement, the $19 million will be paid 5 business days after the order approving the settlement becomes Final (as that term is defined in the Settlement Agreement). If no appeals are filed, it is currently anticipated that the payment will be made in early June.

         Pursuant to the Amended Plan, once the Settlement Agreement is Final, the Class AG-6A Trust will receive 50 percent of the net proceeds, after first deducting fees and expenses of Ames and its professional advisors incurred in connection with the Wertheim Proceeding.

         The Class AG-6A Trustee and the Company are not in agreement as to whether the Company is entitled to recoup certain fees and expenses incurred prior to the consummation of the Amended Plan. The Trustee has filed a Motion seeking an order that Ames is not permitted to deduct such fees and expenses in calculating the net proceeds to be divided between the Company and the Class AG-6A Trust. If the parties are not able to resolve the dispute themselves, and the Bankruptcy Court were to rule in favor of the Class AG-6A Trust, Ames estimates its total recovery would be diminished by about $450,000. The Company, therefore, currently anticipates that it will receive between $11.5 and $12 million of the total settlement amount and that the Trustee will receive between $7 and $7.5 million.

    OTHER MATTERS:

         Both prior and subsequent to the Filing Date, various class action suits were commenced on behalf of certain prior stockholders and debenture holders of Ames Department Stores, Inc. A settlement of these class actions, dated May 14, 1993, was reached between the plaintiffs and defendants and was approved by the United States District Court, Southern District of New York, on July 14, 1993. Any claim against Ames arising out of these suits were discharged as part of and in accordance with the terms of the Amended Plan which was confirmed on December 18, 1992. Accordingly, the settlement of these cases has no financial impact on Ames beyond the terms of the Amended Plan.

         Ames has owned and/or leased current and former facilities that are subject to several environmental laws relating to the operation and maintenance of those facilities, particularly with respect to the facilities' 200 or more underground storage tanks. The vast majority of those tanks have been cleanly removed. Some residual contamination exists at a limited number of facilities, the extent of which has not been determined at this time. Environmental liabilities associated with these facilities may be shared with facility landlords, tenants, subtenants, or other third parties. In some states, clean-ups may be eligible for financing from state funds. Based on currently available information, no liabilities material to the Company will result from any underground storage tank residual contamination. The Company believes that adequate liabilities have been recorded related to any potential costs.

         Under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 as amended by the Superfund Amendments and Reauthorization Act of 1986 ("Superfund"), liability may be imposed on waste generators, site owners and operators, and others regardless of fault or the legality of the original waste disposal activity. Ames may be liable for costs at several sites under Superfund or similar state laws either for generating wastes, including waste oils disposed of at those sites, or in connection with the assumption by Ames of certain Zayre Discount Division liabilities. Ames believes that it has been connected to most of these sites based on relatively small amounts of wastes and that many other parties are involved at these sites and may share in the ultimate liability. Ames does not have sufficient information to determine its relative responsibility for, or contribution to (if any), all of these sites at this time.

         At the Peak Oil Superfund site in Florida, four Zayre stores were among a number of parties which received unilateral orders from the United States Environmental Protection Agency ("EPA") in 1990 requiring them to participate in an immediate removal action at that site. Subsequently, that removal action was performed by the EPA. The Company's understanding, based on negotiations with the EPA and the Company's participation in two remedial investigation/feasibility studies relating to this site, is that the EPA will not attempt to enforce the orders against the Company. However, if the EPA were to attempt to enforce the order, it could claim that the Company was jointly and severally liable with other parties for approximately $600,000 in removal costs plus treble punitive damages for failure to comply with the orders. In the event that the EPA does attempt to enforce the orders, the Company believes that, based on the current state of the law regarding the treatment of environmental claims in bankruptcy, it would have meritorious legal defenses to any such claim, and in addition, with respect to punitive damages, that it would have meritorious defenses based on the language of the Superfund statute. In addition, the Company would have a right to obtain contribution from other parties affected by the order. The Company believes that adequate liabilities have been recorded for any potential costs.

         The Company is a party to various claims and legal proceedings covering a wide range of matters that arise in the ordinary course of its business activities. The Company believes that any liability, in the event of a final adverse determination, will not have a material adverse effect, individually or in the aggregate, on the consolidated financial position or results of operations of the Company.

         The Company does not believe that, taken as a whole, the final determination of all legal matters discussed within this Note, would have a material adverse affect on the consolidated financial position or results of operations of the Company.

13. SUPPLEMENTAL CASH FLOW INFORMATION:

    Cash paid for interest and income taxes were as follows:

                                                       (000's  OMITTED)
                                     -------------------------------------------------------
                                     FISCAL YEAR   FIVE WEEKS     FORTY-EIGHT    FISCAL YEAR
                                        ENDED         ENDED       WEEKS ENDED       ENDED
                                     JANUARY 29,   JANUARY 30,    DECEMBER 26,   JANUARY 25,
                                        1994          1993            1992          1992
                                     -----------   -----------    ------------   -----------
      Interest                        $23,204          $258     |   $11,844       $12,478
      Income taxes                         19             -     |        10           220


    Ames entered into other non-cash investing and financing activities as follows:

                                                       (000's OMITTED)
                                     -------------------------------------------------------
                                     FISCAL YEAR   FIVE WEEKS     FORTY-EIGHT    FISCAL YEAR
                                        ENDED         ENDED       WEEKS ENDED       ENDED
                                     JANUARY 29,   JANUARY 30,    DECEMBER 26,   JANUARY 25,
                                        1994          1993            1992          1992
                                     -----------   -----------    ------------   -----------
      New capital lease obligations      $-            $-       |     $204           $-
      Conversion of subordinated                                |
        debentures into Common Stock      -             -       |      503            -
      Conversion of Priority Common                             |
        Stock into Common Stock          72            10       |       -             -



14. FAIR VALUES OF FINANCIAL INSTRUMENTS:

         The Financial Accounting Standard Board has issued Statement of Financial Accounting Standards No. 107, "Disclosures About Fair Value of Financial Instruments" ("SFAS No. 107"), which requires disclosure of the fair value of financial instruments. The following methods and assumptions were used by the Company in estimating the fair value disclosures for its financial instruments.

         The Company's financial instruments as of January 29, 1994 and January 30, 1993 were cash and short-term investments, long-term debt, and the Series C Warrants. For cash and short-term investments, the carrying amounts reported in the Consolidated Balance Sheets approximated fair values. The carrying amount of the Company's long-term debt at January 30, 1993 approximated fair value because Ames had just stated its liabilities at the present value of the amounts to be paid under fresh-start reporting at December 26, 1992. For long-term debt obligations at January 29, 1994, the fair values of those instruments expected to be paid-off from the proceeds of the New Facility (Note 6) were stated at their face amounts and the fair values of the other instruments were estimated using a discounted cash flow analysis (based upon the Company's incremental borrowing rates for similar types of borrowing arrangements).
    The estimates of the fair values of these other debt instruments at January 29, 1994 approximated their carrying amounts. The fair value of the Series C Warrants was based on the market trading price at year-end less the exercise price, times the number of such warrants that were outstanding.

         The carrying amounts and fair values of the Company's financial instruments at January 29, 1994 and January 30, 1993 were as follows:


                                                          (000's OMITTED)
                                            ------------------------------------------
                                             JANUARY 29, 1994       JANUARY 30, 1993
                                            -------------------   --------------------
                                             CARRYING    FAIR      CARRYING     FAIR
                                              AMOUNT     VALUE      AMOUNT      VALUE
                                            ---------   -------   ---------   --------
    Cash and short-term investments          $ 72,445   $ 72,445    $115,522   $115,522
    Long-term debt
      Secured debt                            100,069    101,240     102,731    102,768
      Unsecured debt                           33,877     33,877      48,820     48,820
    Series C Warrants                              -       1,026          -       4,007


15. LEESPORT DISTRIBUTION CENTER:

         On January 28, 1994, there was a partial roof collapse at the Company's distribution center in Leesport, PA. The Leesport facility was closed for several weeks. However, since March 24, 1994, the Company has been able to access the inventory at Leesport. Repair work is in process and the facility is currently expected to be partially operational by June 1994 and fully operational by October 1994. The Company obtained temporary warehouse space within a short distance from Leesport and has also been operating additional shifts at its other distribution centers in Mansfield and Clinton, MA. The Company believes that these steps will continue to provide an adequate supply of merchandise to its stores in the immediately foreseeable future.

         As a result of the partial roof collapse, the Company reclassified approximately $1.8 million of damaged and impaired inventory as of January 29, 1994 to "Prepaid expenses and other current assets" as it expects that it will be reimbursed for this amount. In addition, the Company expects that it will be reimbursed for its property damages and for a substantial portion of any incremental expenses it may incur in connection with this incident. At the present time, the Company believes that the net financial effect from the Leesport situation will not have a material impact on the Company's financial position or results of operations.

16.  RESTRUCTURING:

         Restructuring charges represented profits or losses from store operations from the date of announcement until closing, estimated lease liabilities (including amounts that were subject to settlement), employee payroll and severance costs, losses on liquidation of inventories, losses on disposition of owned assets and leasehold interests, and other related restructuring costs. Non-cash decreases in merchandise inventories due to restructuring activities totalled $57.8 and $53.3 million for the forty-eight weeks ended December 26, 1992 and for Fiscal 1992, respectively. The following items represent the major components of the restructuring charges for the forty-eight weeks ended December 26, 1992 and for fiscal year 1992:

                                                     ($ IN MILLIONS)
                                            -------------------------------
                                               FORTY-EIGHT
                                               WEEKS ENDED        FISCAl
         ITEM                               DECEMBER 26, 1992      1992
         ----                               -----------------    --------
    Lease costs (a)                               $23.4          $44.3
    Net fixed asset and leasehold
         write-down                                28.3           52.1
    Write-down of inventories                       9.3           10.1
    Severance and other human
         resource costs                            18.2           22.4
    Reserve for discontinuance of
         private-label children's apparel          12.1             -
    Various other (including post-
         announcement operating results
         for closing stores)                       (2.8)          18.3
                                                  ------        ------
                                                  $88.5         $147.2
                                                  ======        ======


    (a)  The lease costs relate to the closing of stores/facilities and rejected leases as part of the Chapter 11 case.



         Net assets held for disposition are recorded net of related anticipated costs associated with the sale of such assets.
    Assets other than merchandise inventories are sold as market conditions permit.

         As part of its restructuring prior to emergence from Chapter 11, the Company announced in October, 1992 that it would close 60 discount stores and the three remaining (freestanding) Crafts & More stores in early Fiscal 1994. All of these stores were closed as planned in March, 1993. In connection with the 60 store closings and related restructuring (including the closing of a distribution center/warehouse and office consolidation), the Company recorded a restructuring charge of $72.5 million in October, 1992. In December, 1992, the Company recorded an additional restructuring charge of $16.0 million, primarily to provide a reserve for expected markdowns associated with the discontinuance of private-label children's apparel and for additional home office and field employee severance costs associated with the continued restructuring of the Company.

         In December, 1992, the Company entered into an agreement
    (the "60-Store Agency Agreement") with an agent to assist the Company with the merchandise inventory "Going-out-of-Business"
    (GOB) sales at the 60 discount stores and three Crafts & More stores. The GOB sales commenced following the physical inventories that were taken in January. The GOB sales were completed in March, 1993 and the Company realized approximately $46 million in cash for the merchandise inventory after payment of all direct GOB expenses as defined in the 60-Store Agency Agreement. This represented approximately 52% of the beginning GOB retail inventory value at the closed stores. Other cash expenses were incurred (accrued prior to Fiscal 1994) from these store closings and GOB sales.

         In October, 1991, the Company announced the closing of 77 discount stores and the sale of Mathews & Boucher, Inc. ("M&B"), its wholesale sporting goods subsidiary, and recorded a charge of $147.2 million in restructuring costs related to these and other restructuring items (including costs to close two distribution centers/warehouses). Ames sold substantially all of the assets of M&B to a third party (the "Purchaser") for approximately $8 million in cash. The Purchaser also assumed certain of the post-petition liabilities of M&B. The October, 1991 restructuring charge also included the expected proceeds and costs associated with eleven freestanding Crafts & More store dispositions. The Company received Bankruptcy Court approval for these closings and sales during Fiscal 1992.

17.  PRO FORMA SUMMARY INFORMATION (UNAUDITED):

         During the forty-eight weeks ended December 26, 1992, Ames announced its plan to close 60 discount stores in early Fiscal
    1994. The announcement was made on October 30, 1992 and the stores were closed in March, 1993. Results of closing stores' operations are applied against the restructuring reserve from the date of announcement. Therefore the operating results of the 60 stores were included in the statements of operations only through October, 1992. Also, during Fiscal 1992, the Company received Bankruptcy Court approval to close 77 stores and to sell M&B as part of its restructuring. The operating results of the 77 stores were included in the statement of operations for Fiscal 1992 through September, 1991.

         The following unaudited pro forma summary information for the forty-eight weeks ended December 26, 1992 and for Fiscal 1992 represents the estimated results of operations of the Company as if the Amended Plan was effective at the beginning of Fiscal
    1992, the 60 closed stores were excluded from operations for the forty-eight weeks ended December 26, 1992 and for Fiscal 1992, and the 77 closed stores and M&B were excluded from operations for Fiscal 1992. The adjustments reflected in the information below include: (1) the estimated effects of the Amended Plan; (2) the reversal of the restructuring charges and operating results of the 60 and 77 stores and M&B; (3) interest expense and interest income adjustments related to inventory levels at the closed stores and additional funds on hand; (4) income tax expense for the forty-eight week period; and (5) adjustment to the earnings per common share based on the new common shares issued under the Amended Plan.


                             PRO FORMA SUMMARY INFORMATION
                        (IN THOUSANDS, EXCEPT PER SHARE AMOUNT)
                                      (UNAUDITED)

                                         FORTY-EIGHT WEEKS    FISCAL YEAR
                                               ENDED              ENDED
                                         DECEMBER 26, 1992  JANUARY 25, 1992
                                         -----------------  ----------------
         Total Sales                        $2,167,658        $2,324,813
         Net Income (Loss)                       8,594           (11,805)
         Net Income (Loss) Per Common Share       .43               (.59)




         Although reductions were made in corporate office and field expenses in connection with the store closings, no estimates of such reductions were included in any of the pro forma adjustments. Only expenses directly attributable to the closing stores' operations were removed from the historical expense totals. The pro forma data is for illustrative purposes only and should not be construed to be indicative of the Company's results of operations that actually would have resulted if the transactions were consummated on the date assumed and do not project the Company's results of operations or trends for any future date or period.

18. OTHER OPERATING INCOME:
                                                       (000's OMITTED)
                                     ------------------------------------------------------
                                     FISCAL YEAR   FIVE WEEKS    FORTY-EIGHT    FISCAL YEAR
                                        ENDED         ENDED      WEEKS ENDED       ENDED
                                     JANUARY 29,   JANUARY 30,   DECEMBER 26,   JANUARY 25,
                                        1994          1993           1992          1992
                                     -----------   -----------   ------------   -----------
    Concession and vending income       $1,620         $ -    |     $2,064        $2,298
    Layaway service fees                 3,109          149   |      3,192         4,225
    Various other                       10,799          914   |     10,203        16,863
                                       -------      -------   |    -------       -------
                                       $15,528       $1,063   |    $15,459       $23,386
                                       =======      =======   |    =======       =======


19. BANKRUPTCY EXPENSES:

         Bankruptcy related expenses represented primarily professional fees and incremental internal costs incurred as a result of the Chapter 11 cases. Costs totalling $25.5 and $28.0 million were expensed during the forty-eight weeks ended December 26, 1992 and in Fiscal 1992, respectively, relating primarily to accounting, legal and consulting services provided to Ames and various official creditors' committees (which were required to be paid by Ames while in Chapter 11).

20. EXTRAORDINARY ITEMS:

         During the third quarter of Fiscal 1994, the Company paid approximately $1.9 million to certain state taxing authorities in early settlement of approximately $2.8 million of tax obligations and recorded the difference of $.9 million as an extraordinary gain in the accompanying consolidated statement of operations for Fiscal 1994.

         The Company stated its liabilities at December 26, 1992 at the present value of the amounts to be paid pursuant to the Amended Plan. The resulting non-taxable gain of approximately $1.25 billion from the debt discharge was presented as an extraordinary gain in the accompanying consolidated statement of operations for the forty-eight weeks ended December 26, 1992.


21. QUARTERLY FINANCIAL DATA (UNAUDITED):

         Summarized unaudited quarterly financial data (in thousands except for per share amounts) for Fiscal 1994, for the five weeks ended January 30, 1993 and for the forty-eight weeks ended December 26, 1992 are shown below. Due to the adoption of fresh-start reporting at December 26, 1992 (Note 2), the financial data after that date are not comparable in certain material respects to prior periods. The quarterly gross profit amounts for the forty-eight weeks ended December 26, 1992 include certain reclassifications to conform to the current year presentation.

                                                                NET INCOME (LOSS)
                   NET SALES   GROSS PROFIT  NET INCOME (LOSS)  PER COMMON SHARE
                  -----------  ------------  -----------------  -----------------
    Fiscal 1994
     First          $434,761     $118,145        ($17,992)           ($.90)
     Second          496,850      136,182          (9,955)            (.50)
     Third           526,502      143,779          (1,653)(a)         (.08)(a)
     Fourth          665,414      183,216          40,423 (b)         1.91 (b)
                     -------      -------        ---------          -------
       Total      $2,123,527     $581,322         $10,823             $.51 (c)
                  ==========     ========        =========          =======


    Five Weeks
    Ended 1/30/93   $142,349      $22,884        ($23,892)          ($1.19)
                  ==========     ========        =========          =======


    Forty-eight weeks
    Ended 12/26/92
      First         $482,096     $128,448        ($37,737)          ($1.09)
      Second         586,554      137,282         (36,170)           (1.05)
      Third          614,326      160,369         (91,396)(d)        (2.52)(d)
      Nov. & Dec.    601,050      167,274         884,191 (e)          -   (f)
                  ----------     --------        ---------          -------
       Total      $2,284,026     $593,373        $718,888              -   (f)
                  ==========     ========        ========           =======


    (a)  Included the extraordinary gain on early extinguishment of debt of $.9 million
         (Note 20).

    (b)  Included a reduction in cost of sales of $1.8 million for an adjustment to the
         LIFO reserve.  A portion of this adjustment may be applicable to prior quarters, however, such amounts were undeterminable.

    (c)  Per share figures do not total due to the weighted average number of common and common equivalent shares outstanding in each quarter.

    (d)  Included a restructuring charge of $72.5 million (Note 16).




    (e)  Included the extraordinary gain on debt discharge of $1.25 billion (Note 20), the revaluation charge under fresh-start reporting of $391.2 million (Note 2), a restructuring charge of $16.0 million (Note 16), and $9.0 million in bankruptcy expenses.  Also included in the combined November and December net earnings was a reduction in cost of sales of $9.5 million to record the effect of the adjustment to the LIFO reserve prior to the implementation of fresh-start reporting.  A portion of this adjustment may be applicable to prior quarters;
         however, such amounts were undeterminable

    (f)  Earnings per share for the combined November and December period and for the forty-eight week period were not presented because such presentation would not be meaningful.  The old common stock was canceled under the Amended Plan and the new stock was not issued until the Consummation Date.




                                                                         SCHEDULE II


                      AMES DEPARTMENT STORES, INC. AND SUBSIDIARIES
          AMOUNTS RECEIVABLE FROM RELATED PARTIES AND UNDERWRITERS, PROMOTERS
                        AND EMPLOYEES OTHER THAN RELATED PARTIES


                         BALANCE AT
                        BEGINNING OF                AMOUNTS      BALANCE AT END OF PERIOD
                                                                 ------------------------
NAME OF DEBTOR             PERIOD      DELETIONS   COLLECTED       CURRENT     NONCURRENT
- - - - - - - --------------          ------------   ---------   ---------     -----------   ----------
FISCAL YEAR ENDED
    JANUARY 29, 1994

  None

FIVE WEEKS ENDED
    JANUARY 30, 1993

  None

FORTY-EIGHT WEEKS ENDED
    DECEMBER 26, 1992

  None

FISCAL YEAR ENDED
    JANUARY 25, 1992

  Peter B. Hollis       $166,600 (a)   ($166,600)(a)   -              -              -



  (a) Interest bearing promissory note, payable annually in arrears, collateralized by pledged common stock:
                                                                      PLEDGED
      NAME OF DEBTOR        TITLE         NOTE DUE   INTEREST RATE  COMMON SHARES
      --------------    --------------   ----------  -------------  -------------

      P. B. Hollis      Former Director   01/05/92       6.93%          20,000


      This amount was written-off in Fiscal 1992 pursuant to a settlement agreement approved by the Bankruptcy Court.



                                                                         SCHEDULE V

                     AMES DEPARTMENT STORES, INC. AND SUBSIDIARIES
                                      FIXED ASSETS
                                    (000's OMITTED)

                                                         RETIREMENTS,
                            BALANCE AT                    WRITE-OFFS,
                           BEGINNING OF    ADDITIONS       SALES AND       BALANCE AT END
   CLASSIFICATION             PERIOD        AT COST    RECLASSIFICATIONS      OF PERIOD
- - - - - - - --------------------       ------------    ---------   -----------------   --------------
FISCAL YEAR ENDED
    JANUARY 29, 1994

  Land and building          $    131      $    423        $    13           $    541
  Fixtures and equipment        2,887        13,768             13             16,642
  Leasehold improvements          475         6,024             (4)             6,503
                             --------      --------        --------          --------
                             $  3,493      $ 20,215        $    22           $ 23,686
                             ========      ========        ========          ========

FIVE WEEKS ENDED
    JANUARY 30, 1993

  Land and building          $    -        $    131        $    -            $    131
  Fixtures and equipment          -           2,887             -               2,887
  Leasehold improvements          -             475             -                 475
                             --------      --------        --------          --------
                             $    -        $  3,493        $    -            $  3,493
                             ========      ========        ========          ========

FORTY-EIGHT WEEKS ENDED
    DECEMBER 26, 1992

  Land and building          $ 94,729      $  1,716        $ 96,445          $    -
  Property under
    capital leases             89,163           204          89,367               -
  Fixtures and equipment      274,847        16,633         291,480               -
  Leasehold improvements       76,681         7,117          83,798               -
                             --------      --------        --------          --------
                             $535,420      $ 25,670        $561,090 (a)      $    -
                             ========      ========        ========          ========

FISCAL YEAR ENDED
    JANUARY 25, 1992

  Land and building          $107,799      $  2,200        $ 15,270          $ 94,729
  Property under
    capital leases            125,315           -            36,152            89,163
  Fixtures and equipment      306,941        26,152          58,246 (c)       274,847
  Leasehold improvements       87,190         3,749          14,258            76,681
                             --------      --------        --------          --------
                             $627,245      $ 32,101        $123,926 (b)      $535,420
                             ========      ========        ========          ========



    (a)     Includes the write-offs of all remaining balances at December 26, 1992 under fresh-start reporting (Note 2).  Also includes the write-offs of assets and transfers to assets held for disposition related to the 60 stores and one distribution center/warehouse closed as part of the Company's final restructuring prior to emergence from Chapter 11 (Note 16), as follows:

                          Land and building                  $     99
                          Property under capital leases        23,855
                          Fixtures and equipment               32,870
                          Leasehold improvements               10,347
                                                             --------
                                                             $ 67,171
                                                             ========

    (b)     Includes sale of M&B and write-offs of assets and transfers to assets held for disposition related to the 77 stores and two distribution centers/warehouses closed as part of the Company's restructuring (Note 16), as follows:

                         Land and building                   $ 14,502
                         Property under capital leases         36,929
                         Fixtures and equipment                39,246
                         Leasehold improvements                14,475
                                                             --------
                                                             $105,152
                                                             ========

    (c)     Includes a reclassification of $5.4 million from assets held for disposition due to the Bankruptcy Court approval of the conveyor system at the Leesport,
            PA distribution center.


                                                                         SCHEDULE VI

                     AMES DEPARTMENT STORES, INC. AND SUBSIDIARIES
                ACCUMULATED DEPRECIATION, DEPLETION AND AMORTIZATION OF
                                      FIXED ASSETS
                                    (000's OMITTED)

                            BALANCE AT    CHARGED TO     RETIREMENTS,
                           BEGINNING OF   COSTS AND       SALES AND        BALANCE AT END
   CLASSIFICATION             PERIOD       EXPENSES    RECLASSIFICATIONS      OF PERIOD
- - - - - - - --------------------       ------------   ----------   -----------------   --------------
FISCAL YEAR ENDED
    JANUARY 29, 1994

  Land and building          $      -       $    19         $     -          $     19
  Fixtures and equipment            2         1,870              73             1,799
  Leasehold improvements            2           278               -               280
                             --------       -------         --------         --------
                             $      4       $ 2,167         $    73          $  2,098
                             ========       =======         ========         ========

FIVE WEEKS ENDED
    JANUARY 30, 1993

  Land and building          $      -      $      -        $      -          $      -
  Fixtures and equipment            -             2               -                 2
  Leasehold improvements            -             2               -                 2
                             --------      --------        --------          --------
                             $      -      $      4        $      -          $      4
                             ========      ========        ========          ========

FORTY-EIGHT WEEKS ENDED
    DECEMBER 26, 1992

  Land and building          $  9,226      $  2,875        $ 12,101          $      -
  Property under
    capital leases             30,413         3,967          34,380                 -
  Fixtures and equipment      134,582        30,432         165,014                 -
  Leasehold improvements       34,343         6,699          41,042                 -
                             --------      --------        --------          --------
                             $208,564      $ 43,973        $252,537 (a)      $      -
                             ========      ========        ========          ========

FISCAL YEAR ENDED
    JANUARY 25, 1992

  Land and building          $  8,876       $ 3,302         $ 2,952          $  9,226
  Property under
    capital leases             43,293         6,455          19,335            30,413
  Fixtures and equipment      119,626        40,473          25,517           134,582
  Leasehold improvements       30,879         8,232           4,768            34,343
                             --------       -------         -------          --------
                             $202,674       $58,462         $52,572 (b)      $208,564
                             ========       =======         =======          ========



    (a)     Includes the write-offs of all remaining balances at December 26, 1992 under fresh-start reporting (Note 2).  Also includes the write-offs of accumulated depreciation and transfers to assets held for disposition related to the 60 stores and one distribution center/warehouse closed as part of the Company's final restructuring prior to emergence from Chapter 11 (Note 16), as follows:

                         Land and building                     $     0
                         Property under capital leases           6,457
                         Fixtures and equipment                 18,730
                         Leasehold improvements                  4,885
                                                               -------
                                                               $30,072
                                                               =======

    (b)     Includes sale of M&B and write-offs of accumulated depreciation and transfers to assets held for disposition related to the 77 stores and two distribution centers/warehouses closed as part of the restructuring (Note 16), as follows:

                         Land and building                     $ 2,815
                         Property under capital leases          19,722
                         Fixtures and equipment                 15,096
                         Leasehold improvements                  4,701
                                                               -------
                                                               $42,334
                                                               =======



                                                                         SCHEDULE VIII

                         AMES DEPARTMENT STORES,INC. AND SUBSIDIARIES
                              VALUATION AND QUALIFYING ACCOUNTS
                                       (000's OMITTED)

                         BALANCE AT   CHARGED TO                                 BALANCE AT
                        BEGINNING OF   COST AND                                    END OF
DESCRIPTION                PERIOD       EXPENSE   RECLASSIFICATIONS  DEDUCTIONS    PERIOD
- - - - - - - -----------             ------------  ----------  -----------------  ----------  ----------
FISCAL YEAR ENDED
    JANUARY 29, 1994

  Restructuring Reserve  $ 22,497          -             $16,943(a)  ($32,448)(b)  $6,992

FIVE WEEKS ENDED
    JANUARY 30, 1993

  Restructuring Reserve  $ 29,396          -              ($776)(c)   ($6,123)    $22,497

FORTY-EIGHT WEEKS ENDED
    DECEMBER 26, 1992

  Restructuring Reserve  $ 33,812       $88,500        ($66,117)(c)  ($26,799)    $29,396
  Reserve included in
   Liabilities Subject to
   Settlement Under the
   Reorganization Case   $ 40,000           -               -        ($40,000)(d)    -

FISCAL YEAR ENDED
    JANUARY 25, 1992

  Restructuring Reserve       -        $147,200        ($92,497)(c)  ($20,891)    $33,812
  Reserve included in
   Liabilities Subject to
   Settlement Under the
   Reorganization Case   $ 40,000           -              -             -        $40,000


    (a)   Represents reclassifications of costs associated with "Net assets held for disposition" and other reclassifications.

    (b)   Represents payments of restructuring costs, including costs related to "Net assets held for disposition."

    (c)   Represents reclassifications to reflect portions of the restructuring charge that reduces "Net assets held for disposition" to net realizable value and other reclassifications.

    (d) Eliminated in connection with the consummation of the Company's plan of reorganization.


                                                                         SCHEDULE IX


                     AMES DEPARTMENT STORES, INC. AND SUBSIDIARIES
                                 SHORT TERM BORROWINGS
                                    (000's OMITTED)


                       BALANCE  WEIGHTED AVE. MAXIMUM AMOUNT AVERAGE AMOUNT WEIGHTED AVE.
                       AT END   INTEREST RATE  OUTSTANDING    OUTSTANDING   INTEREST RATE
CLASSIFICATION        OF PERIOD END OF PERIOD DURING PERIOD  DURING PERIOD  DURING PERIOD
- - - - - - - -----------------     --------- ------------- -------------- -------------- -------------
FISCAL YEAR ENDED
    JANUARY 26, 1994

  Bank Borrowings     $ 15,360 (a)  8.500%      $161,875 (a)   $ 89,303 (c)     8.6% (c)

FIVE WEEKS ENDED
    JANUARY 30, 1993

  Bank Borrowings     $ 22,960 (a)  8.500%      $ 32,776 (a)   $ 14,835 (c)     8.6% (c)


FORTY-EIGHT WEEKS ENDED
    DECEMBER 26, 1992

  Bank Borrowings     $   -    (b)     -        $322,292 (b)   $320,852 (c)      -   (d)
  DIP Borrowing           -            -          70,000         10,818 (c)     7.6% (c)


FISCAL YEAR ENDED
    JANUARY 25, 1992

  Bank Borrowings     $320,312 (b)   9.875%     $320,312 (b)   $320,312 (c)    11.8% (c)
  DIP Borrowing           -            -          30,000          2,610 (c)     8.9% (c)


    (a) Represents borrowings under the revolving credit facility of the Credit Agreement.

    (b)   Borrowings under the pre-petition Revolving Credit Facility of the Credit
          Agreement dated as of October 28, 1988 were classified as part of "Liabilities subject to settlement under the reorganization case" as of January 25, 1992 in
          Ames' Consolidated Balance Sheet.  These pre-petition borrowings were settled as part of the Company's plan of reorganization.

    (c)   Computed based on daily weighted averages.

    (d)   No interest was accrued on these pre-petition borrowings during this period
          (Note 6).


                                                                          SCHEDULE X


                     AMES DEPARTMENT STORES, INC. AND SUBSIDIARIES
                       SUPPLEMENTARY INCOME STATEMENT INFORMATION
                  STORE OPERATING, ADMINISTRATIVE AND GENERAL EXPENSES
                                    (000's OMITTED)


                                            CHARGES TO COSTS AND EXPENSES
                                                 FOR THE PERIOD ENDED
                              ---------------------------------------------------------
                              JANUARY 29,    JANUARY 30,    DECEMBER 26,    JANUARY 25,
        ITEM                    1994 (1)       1993 (2)       1992 (3)        1992 (1)
  -----------------------     -----------    -----------    ------------    -----------
  Maintenance and repairs         (a)            (a)             (a)            (a)

  Amortization of                 (a)            (a)             (a)            (a)
    intangible assets

  Taxes, other than payroll       (a)            (a)             (a)            (a)
    and income taxes

  Royalties                      None            None            None           None

  Advertising                  $ 86,753        $ 5,391         $ 91,679       $105,667


    (1)     Represents fifty-two weeks.
    (2)     Represents five weeks.
    (3)     Represents forty-eight weeks.

    (a)     Less than 1% of total sales as reported in the Consolidated Statements of
            Operations.



                                E X H I B I T   I N D E X

                                                                   CROSS-REFERENCE
EXHIBIT                                                            OR PAGE NUMBER
NUMBER                         EXHIBIT                              IN FORM 10-K
- - - - - - - -------                        -------                             ---------------

2(a)          Third Amended and Restated Plan of Reorganization
                  of the Ames Department Stores, Inc. and other
                  members of the Ames Group, Citibank, N.A. as
                  Agent, the Parent Creditor's Committee, the
                  Subsidiaries Creditor's Committee, the Bond-
                  holders' Committee and the Employees' Committee
                  dated October 23, 1992 (incorporated herein by
                  reference to Exhibit 2 of the Company's Report
                  on Form 8-K dated December 29, 1992 and filed
                  December 31, 1992).

2(b)          Statement of Ames Group with respect to conditions
                  to Consummation of Third Amended and Restated
                  Joint Plan of Reorganization of Ames Department
                  Stores, Inc. other members of Ames Group,
                  Citibank, N.A., Parent Creditors' Committee,
                  Subsidiaries Creditors' Committee, Bondholders'
                  Committee and Employees' Committee dated
                  December 28, 1992 (incorporated herein by
                  reference to Exhibit 2B of the Company's Report
                  on Form 8-K dated December 29, 1992 and filed
                  December 31, 1992).

2(c)          Ames Department Stores, Inc. Information
                  Supplementing Disclosure Statement dated
                  December 29, 1992 (incorporated herein by
                  reference to Exhibit 2C of the Company's
                  Report on Form 8-K dated December 29, 1992
                  and filed December 31, 1992).

3(a)          Amended and Restated Certificate of Incorporation
                  of Ames Department Stores, Inc.
                  (incorporated herein by reference to
                  Form 8 dated and filed December 29, 1992).

3(b)          Form of By-laws of Ames Department Stores, Inc.                       83
              as amended October 4, 1993.




                                E X H I B I T   I N D E X

                                                                   CROSS-REFERENCE
EXHIBIT                                                            OR PAGE NUMBER
NUMBER                         EXHIBIT                              IN FORM 10-K
- - - - - - - -------                        -------                             ---------------
4(a)          Series B Warrant Certificate for Purchase of New
                  Common Stock of Ames Department Stores, Inc.
                  (incorporated herein by reference to Form 8-A
                  dated and filed December 11, 1992).

4(b)          Series C Warrant Certificate for Purchase of New
                  Common Stock of Ames Department Stores, Inc.
                  (incorporated herein by reference to Form 8-A
                  dated and filed December 11, 1992).

4(c)          Credit Agreement Among Ames Department Stores, Inc.
                  and Banks named herein as Banks and Citibank,
                  N.A. as Agent dated as of December 18, 1992
                  (incorporated herein by reference to Exhibit
                  28A-1 of the Company's Report on Form 8-K dated
                  January 7, 1993 and filed January 8, 1993).

4(d)          Amendment No. 1, dated April 13, 1993, to the Credit
                  Agreement (Exhibit 4(c) above) Among Ames Depart-
                  ment Stores, Inc. and Banks named herein as Banks
                  and Citibank, N.A. as Agent (incorporated herein
                  by reference to Exhibit 4 of the Company's Report
                  on Form 8-K dated May 6, 1993 and filed May 7, 1993).

4(e)          Inventory Security Agreement from Ames Department
                  Stores, Inc. and the Banks named herein as
                  Banks and Citibank, N.A. as Agent (incorporated
                  herein by reference to Exhibit 28A-2 of the
                  Company's Report on Form 8-K dated January 7,
                  1993 and filed January  8, 1993).

4(f)          Shared Collateral Security Agreement from Ames
                  Department Stores, Inc. and the Subsidiaries
                  of Ames as Grantors to Citibank, N.A. as
                  Collateral Trustee (incorporated herein by
                  reference to Exhibit 28A-3 of the Company's
                  Report on Form 8-K dated January 7, 1993
                  and filed January 8, 1993).

4(g)          Guaranty from the Subsidiaries of Ames Department
                  Stores, Inc. as Grantors in favor of the
                  Lenders Party to the Credit Agreement
                  referred to herein and Citibank, N.A. as Agent
                  (incorporated herein by reference to Exhibit
                  28A-4 of the Company's Report on Form 8-K
                  dated January 7, 1993 and filed January 8, 1993).


                                E X H I B I T   I N D E X


                                                                   CROSS-REFERENCE
EXHIBIT                                                            OR PAGE NUMBER
NUMBER                         EXHIBIT                              IN FORM 10-K
- - - - - - - -------                        -------                             ---------------

4(h)          Collateral Trust Agreement among Ames Department
                  Stores, Inc. the other Collateral Grantors
                  and Citibank, N,A. the Collateral Trustee
                  (incorporated herein by reference to Exhibit
                  28A-5 of the Company's Report on Form 8-K
                  dated January 7, 1993 and filed January 8,
                  1993).

4(i)          Indenture Dated as of December 29, 1992 by and
                  among Ames Department Stores, Inc. (8% Senior
                  Secured Notes (Series D) due December 31, 1996,
                  incorporated herein by reference to Exhibit
                  28B of the Company's Report on Form 8-K
                  dated January 7, 1993 and filed January 8,
                  1993).

4(j)          Letter of Credit and Reimbursement Agreement dated
                  as of December 18, 1992 between Ames
                  Department Stores, Inc. and Republic National
                  Bank of New York (incorporated herein by
                  reference to Exhibit 28C of the Company's
                  Report on Form 8-K dated January 7, 1993 and
                  filed January 8, 1993).

4(k)          Amendment, dated August 26, 1993, to the Letter of
                  Credit and Reimbursement Agreement (Exhibit 4(j)
                  above) between Ames Department Stores, Inc. and
                  Republic National Bank of New York (incorporated
                  herein by reference to Exhibit 4 of the Company's
                  Report on Form 8-K dated September 30, 1993 and
                  filed September 30, 1993).





                                E X H I B I T   I N D E X


                                                                   CROSS-REFERENCE
EXHIBIT                                                            OR PAGE NUMBER
NUMBER                         EXHIBIT                              IN FORM 10-K
- - - - - - - -------                        -------                             ---------------
10(a)         Performance Stock Unit Plan (incorporated
                  herein by reference to the Company's 1990
                  Annual Report on Form 10-K dated May 11, 1990
                  filed May 14, 1990).

10(b)         Amendment No. 1 and No. 2 to Performance Stock
                  Unit Plan (incorporated herein by reference
                  to Exhibit 10(e) of the Company's 1985 Annual
                  Report on Form 10-K dated January 26, 1985
                  and filed April 24, 1985).

10(c)         Deferred Compensation Plan for Directors
                  (incorporated herein by reference to the
                  Company's 1990 Annual Report on Form 10-K
                  dated May 11, 1990 filed May 14, 1990).

10(d)         Restatement of the Retirement Plan for
                  Officers/Directors, effective January 1, 1985
                  (incorporated herein by reference to Exhibit
                  10(h) of the Company's 1985 Annual Report on
                  Form 10-K dated January 26, 1985 and filed
                  April 24, 1985).

10(e)         Incentive Stock Option Plan (incorporated
                  herein by reference to the Company's
                  Registration Statement on Form S-8, File No.
                  2-80931).

10(f)         Amendment, dated November 7, 1984, to the
                  Incentive Stock Option Plan (incorporated
                  herein by reference to Exhibit 10(j) of the
                  Company's 1985 Annual Report on Form 10-K
                  dated January 26, 1985 and filed April 24,
                  1985).

10(g)         Agreement, dated December 9, 1983, between
                  United Air Lines, Inc. and the Company
                  (incorporated herein by reference to Exhibit
                  10(i) of the Company's 1984 Annual Report on
                  Form 10-K dated January 28, 1984 and filed
                  April 23, 1984).





                                E X H I B I T   I N D E X


                                                                   CROSS-REFERENCE
EXHIBIT                                                            OR PAGE NUMBER
NUMBER                         EXHIBIT                              IN FORM 10-K
- - - - - - - -------                        -------                             ---------------

10(h)         Retirement and Savings Plan as restated
                  December 27, 1984, and Amendment No. 1
                  (incorporated herein by reference to Exhibit
                  10(n) of the Company's 1985 Annual Report on
                  Form 10-K dated January 26, 1985 and filed
                  April 24, 1985).

10(i)         Ames Stock Ownership Plan, dated December 27,
                  1984 and proposed Amendment No. 1
                  (incorporated herein by reference to Exhibit
                  10(o) of the Company's 1985 Annual Report on
                  Form 10-K dated January 26, 1985 and filed
                  April 24, 1985).

10(j)         1989 Incentive Stock Option Plan (incorporated
                  herein by reference to the Company's
                  Registration Statement on Form S-8, File No.
                  33-29639).

10(k)         Employment and Non-Competition Agreement with
                  Stephen L. Pistner (incorporated herein by
                  reference to the Company's 1990 Annual  Report on
                  Form 10-K dated May 11, 1990, filed May 14, 1990).

10(l)         Settlement Agreement, dated March 31, 1994, between Ames
                  Department Stores, Inc. and Subsidiaries and Wertheim
                  Schroder & Co. Incorporated and James A. Harmon
                  (incorporated herein by reference to Exhibit 10 of
                  the Company's Report on Form 8-K dated and filed
                  April 8, 1994).

11            Schedule of computation of primary and fully-diluted         96,97
                  net earnings per share.

22            Subsidiaries of the Registrant.                              98



                                                      EXHIBIT 3(b)





                        AMENDED AND RESTATED

                              BY-LAWS

                                 OF

                    AMES DEPARTMENT STORES, INC.
               (hereinafter called the "Corporation")

                              ARTICLE I

                               OFFICES

    SECTION 1.  REGISTERED OFFICE.  The registered office of the
Corporation shall be in the City of Wilmington, County of New Castle, State of Delaware.

    SECTION 2. OTHER OFFICES. The Corporation may also have offices at such other places both within and without the State of Delaware as the Board of Directors of the Corporation (the "Board of Directors") may from time to time determine.

                             ARTICLE II

                      MEETINGS OF STOCKHOLDERS

    SECTION 1. PLACE OF MEETINGS. Meetings of the stockholders for the election of directors or for any other purpose shall be held at such time and place, either within or without the State of Delaware as shall be designated from time to time by the Board of Directors and stated in the notice of the meeting or in a duly executed waiver of notice thereof.

    SECTION 2. ANNUAL MEETINGS. The annual meeting of stockholders shall be held on such date and at such time as shall be designated from time to time by the Board of Directors. At the Annual Meeting the stockholders shall elect by a plurality vote the Board of Directors, and transact such other business as may properly be brought before the meeting. Written notice of the Annual Meeting stating the place, date and hour of the meeting shall be given to each stockholder entitled to vote at such meeting not less than ten nor more than sixty days before the date of the meeting.

    SECTION 3. SPECIAL MEETINGS. Unless otherwise prescribed by law or by the Certificate of Incorporation, special meetings of stockholders, for any purpose or purposes, may be called at any time by either (i) the Chairman, if there be one, (ii) the President,
(iii) any Vice President, if there be one, (iv) the Secretary or (v) any Assistant Secretary, if there be one, and shall be called by any such officer at the request in writing of a majority of the Board of Directors or at the request in writing of stockholders owning a majority of the capital stock of the Corporation issued and outstanding and entitled to vote. Such request shall state the purpose or purposes of the proposed meeting. Written notice of a special meeting stating the place, date and hour of the meeting and the purpose or purposes for which the meeting is called shall be given not less than ten nor more than sixty days before the date of the meeting to each stockholder entitled to vote at such meeting.

    SECTION 4. QUORUM. Except as otherwise provided by law or by the Certificate of Incorporation, the holders of a majority of the capital stock issued and outstanding and entitled to vote thereat, present in person or represented by proxy, shall constitute a quorum at all meetings of the stockholders for the transaction of business. If, however, such quorum shall not be present or represented at any meeting of the stockholders, the stockholders entitled to vote thereat, present in person or represented by proxy, shall have the power to adjourn the meeting from time to time, without notice other than announcement at the meeting, until a quorum shall be present or represented. At such adjourned meeting at which a quorum shall be present or represented, any business may be transacted which might have been transacted at the meeting as originally noticed. If the adjournment is for more than thirty days, or if after the adjournment a new record date is fixed for the adjourned meeting, a notice of the adjourned meeting shall be given to each stockholder entitled to vote at the meeting.

    SECTION 5. VOTING. Unless otherwise required by law, the Certificate of Incorporation or these By-Laws, any question brought before any meeting of stockholders shall be decided by the vote of the holders of a majority of the stock represented and entitled to vote thereat. Each stockholder represented at a meeting of stockholders shall be entitled to cast one vote for each share of the capital stock entitled to vote thereat held by such stockholder. Such votes may be cast in person or by proxy but no proxy shall be voted on or after three years from its date, unless such proxy provides for a longer period. The Board of Directors, in its discretion, or the officer of the Corporation presiding at a meeting of stockholders, in his discretion, may require that any votes cast at such meeting shall be cast by written ballot.

     SECTION 6. CONSENT OF STOCKHOLDERS IN LIEU OF MEETING. Unless otherwise provided in the Certificate of Incorporation, any action required or permitted to be taken at any annual or special meeting of stockholders of the Corporation, may be taken without a meeting, without prior notice and without a vote, if a consent in writing setting forth the action so taken, shall be signed by the holders of outstanding stock have not less than the minimum number of votes that would be necessary to authorize or take such action at a meeting at which all shares entitled to vote thereon were present and voted. Prompt notice of the taking of the corporate action without a meeting by less than unanimous written consent shall be given to those stockholders who have not consented in writing.

     SECTION 7. LIST OF STOCKHOLDERS ENTITLED TO VOTE. The officer of the Corporation who has charge of the stock ledger of the Corporation shall prepare and make, at least ten days before every meeting of stockholders, a complete list of the stockholders entitled to vote at the meeting, arranged in alphabetical order, and showing the address of each stockholder and the number of shares registered in the name of each stockholder. Such list shall be open to the examination of any stockholder, for any purpose germane to the meeting, during ordinary business hours, for a period of at least ten days prior to the meeting, either at a place within the city where the meeting is to be held, which place shall be specified in the notice of the meeting, or, if not so specified, at the place where the meeting is to be held. The list shall also be produced and kept at the time and place of the meeting during the whole time thereof, and may be inspected by any stockholder of the Corporation who is present.

     SECTION 8.  STOCK LEDGER.  The stock ledger of the
Corporation shall be the only evidence as to who are the stockholders entitled to examine the stock ledger, the list required by Section 7 of this Article II or the books of the Corporation, or to vote in person or by proxy at any meeting of stockholders.

                           ARTICLE III

                            DIRECTORS

     SECTION 1. NUMBER AND ELECTION OF DIRECTORS. The Board of Directors shall consist of five members except as provided in
Section 2 of this Article, directors shall be elected by a plurality of the votes cast at annual meetings of stockholders, and each director so elected shall hold office until his successor is elected and qualified or until his earlier death or resignation. Any director may resign at any time upon written notice to the Corporation. Directors need not be stockholders.

     SECTION 2. VACANCIES. Vacancies occurring on the Board of Directors for any reason may be filled by a majority of the directors then in office, though less than a quorum, or by a sole remaining director, and the directors so chosen shall hold office until the next annual election and until their successors are duly elected and qualified, or until their earlier resignation or removal.

     SECTION 3. DUTIES AND POWERS. The business of the Corporation shall be managed by or under the direction of the Board of Directors that may exercise all such powers of the Corporation and do all such lawful acts and things as are not by statute or by the Certificate of Incorporation or by these By-Laws directed or required to be exercised or done by the stockholders.

     SECTION 4. MEETINGS. The Board of Directors of the Corporation may hold meetings, both regular and special, either within or without the State of Delaware. Regular meetings of the Board of Directors may be held without notice at such time and at such place as may from time to time be determined by the Board of Directors. Special Meetings of the Board of Directors may be called by the Chairman, if there be one, the President, or any directors. Notice thereof stating the place, date and hour of the meeting shall be given to each director either by mail not less than forty-eight (48) hours before the date of the meeting, by telephone or telegram on twenty-four (24) hours' notice, or on such shorter notice as the person or persons calling such meeting may deem necessary or appropriate in the circumstances. Notice of a meeting of the Board of Directors need not be given to any director who submits a signed waiver of notice whether before or after the meeting, or who attends the meeting without protesting, prior thereto or at its commencement, the lack of notice to him. A notice, or waiver of notice, need not specify the business to be transacted at or purpose of any meeting of the Board of Directors.

     SECTION 5. QUORUM. Except as may be otherwise specifically provided by law, the Certificate of Incorporation or these By-Laws, at all meetings of the Board of Directors, a majority of the entire Board of Directors shall constitute a quorum for the transaction of business and the act of a majority of the directors present at any meeting at which there is a quorum shall be the act of the Board of Directors. If a quorum shall not be present at any meeting of the Board of Directors, the directors present thereat may adjourn the meeting from time to time, without notice other than announcement at the meeting, until a quorum shall be present.

     SECTION 6. ACTIONS OF BOARD BY WRITTEN CONSENT. Unless otherwise provided by the Certificate of Incorporation or these By-Laws, any action required or permitted to be taken at any meeting of the Board of Directors or of any committee thereof may be taken without a meeting, prior notice, or a vote, if all the members of the Board of Directors or committee, as the case may be, consent thereto in writing, and the writing or writings are filed with the minutes of proceedings of the Board of Directors or committee.

     SECTION 7. MEETINGS BY MEANS OF CONFERENCE TELEPHONE. Unless otherwise provided by the Certificate of Incorporation or these By-Laws, members of the Board of Directors of the Corporation, or any committee designated by the Board of Directors, may participate in a meeting of the Board of Directors or such committee by means of a conference telephone or similar communications equipment by means of which all persons participating in the meeting can hear each other, and participation in a meeting pursuant to this Section 7 shall constitute presence in person at such meeting.

     SECTION 8. COMMITTEES. The Board of Directors may, by resolution passed by a majority of the entire Board of Directors, designate one or more committees, each committee to consist of one or more of the directors of the Corporation. The Board of Directors may designate one or more directors as alternate members of any committee, who may replace any absent or disqualified member at any meeting of any such committee. In the absence or disqualification of a member of a committee, and in the absence of a designation by the Board of Directors of an alternate member to replace the absent or disqualified member, the member or members thereof present at any meeting and not disqualified from voting, whether or not he or they constitute a quorum, may unanimously appoint another member of the Board of Directors to act at the meeting in the place of any absent or disqualified member. Any committee, to the extent allowed by law and provided in the resolution establishing such committee, shall have and may exercise all the powers and authority of the Board of Directors in the management of the business and affairs of the Corporation. Each committee shall keep regular minutes and report to the Board of Directors when so requested by the Board of Directors.

     SECTION 9. COMPENSATION. The directors may be paid their expenses, if any, of attendance at each meeting of the Board of Directors and for the performance of their duties as directors and may be paid a fixed sum, determined by the Board of Directors, for attendance at each meeting of the Board of Directors or a stated salary as director. No such payment shall preclude any director from serving the Corporation in any other capacity and receiving compensation therefor. Members of special or standing committees may be allowed like compensation for attending committee meetings.

     SECTION 10. INTERESTED DIRECTORS. No contract or transaction between the Corporation and one or more of its directors or officers, or between the Corporation and any other corporation, partnership, association, or other organization in which one or more of its directors or officers are directors or officers, or have a financial interest, shall be void or voidable solely for this reason, or solely because the director or officer is present at or participates in the meeting of the Board of Directors or committee thereof that authorizes the contract or transaction, or solely because his or their votes are counted for such purpose if (i) the material facts as to his or their relationship or interest and as to the contract or transaction are disclosed or are known to the Board of Directors or the committee, and the Board of Directors or committee in good faith authorizes the contract or transaction by the affirmative votes of a majority of the disinterested directors, even though the disinterested directors be less than a quorum; or (ii) the material facts as to his or their relationship or interest and as to the contract or transaction are disclosed or are known to the stockholders entitled to vote thereon, and the contract or transaction is specifically approved in good faith by vote of the stockholders; or (iii) the contract or transaction is fair as to the Corporation as of the time it is authorized, approved or ratified, by the Board of Directors, a committee thereof or the stockholders. Common or interested directors may be counted in determining the presence of a quorum at a meeting of the Board of Directors or of a committee which authorizes the contract or transaction.

                            ARTICLE IV

                             OFFICERS

     SECTION 1. GENERAL. The officers of the Corporation shall be chosen by the Board of Directors and shall be a President, a Secretary and a Treasurer. The Board of Directors, in its discretion, may also choose a Chairman of the Board of Directors (who must be a director) and one or more Vice Presidents, Assistant Secretaries, Assistant Treasurers and other officers. Any number of offices may be held by the same person, unless otherwise prohibited by law, the Certificate of Incorporation or these By-Laws. The officers of the Corporation need not be stockholders of the Corporation nor, except in the case of the Chairman of the Board of Directors, need such officers be directors of the Corporation.

     SECTION 2. ELECTION. The Board of Directors at its first meeting held after each annual meeting of stockholders shall elect the officers of the Corporation who shall hold their offices for such terms and shall exercise such powers and perform such duties as shall be determined from time to time by the Board of Directors; and all officers of the Corporation shall hold office until their successors are chosen and qualified, or until their earlier resignation or removal. Any officer elected by the Board of Directors may be removed at any time by the affirmative vote of a majority of the Board of Directors. Any vacancy occurring in any office of the Corporation shall be filled by the Board of Directors. The salaries of all officers of the Corporation shall be fixed by the Board of Directors.

     SECTION 3. VOTING SECURITIES OWNED BY THE CORPORATION. Powers of attorney, proxies, waivers of notice of meeting, consents and other instruments relating to securities owned by the Corporation may be executed in the name of and on behalf of the Corporation by the President or any Vice President and any such officer may, in the name of and on behalf of the Corporation, take all such action as any such officer may deem advisable to vote in person or by proxy at any meeting of security holders of any corporation in which the Corporation may own securities and at any such meeting shall possess and may exercise any and all rights and power incident to the ownership of such securities and which, as the owner thereof, the Corporation might have exercised and possessed if present. The Board of Directors may, by resolution, from time to time confer like powers upon any other person or persons.

     SECTION 4. CHAIRMAN OF THE BOARD OF DIRECTORS. The Chairman of the Board of Directors, if there be one, shall preside at all meetings of the stockholders and of the Board of Directors. He shall be the Chief Executive Officer of the Corporation, and except where by law the signature of the President is required, the Chairman of the Board of Directors shall possess the same power as the President to sign all contracts, certificates and other instruments of the Corporation which may be authorized by the Board of Directors. During the absence or disability of the President, the Chairman of the Board of Directors shall exercise all the powers and discharge all the duties of the President. The Chairman of the Board of Directors shall also perform such other duties and may exercise such other powers as from time to time may be assigned to him by these By-Laws or by the Board of Directors.

     SECTION 5. PRESIDENT. The President shall, subject to the control of the Board of Directors and, if there be one, the Chairman of the Board of Directors, have general supervision of the business of the Corporation and shall see that all orders and resolutions of the Board of Directors are carried into effect. He shall execute all bonds, mortgages, contracts and other instruments of the Corporation requiring a seal, under the seal of the Corporation, except where required or permitted by law to be otherwise signed and executed and except that the other officers of the Corporation may sign and execute documents when so authorized by these By-Laws, the Board of Directors or the President. In the absence or disability of the Chairman of the Board of Directors, or if there be none, the President shall preside at all meetings of the stockholders and the Board of Directors. If there be no Chairman of the Board of Directors, the President shall be the Chief Executive Officer of the Corporation. The President shall also perform such other duties and may exercise such other powers as from time to time may be assigned to him by these By-Laws or by the Board of Directors.

     SECTION 6. VICE PRESIDENTS. At the request of the President or in his absence or in the event of his inability or refusal to act (and if there be no Chairman of the Board of Directors), the Vice President or the Vice Presidents if there is more than one (in the order designated by the Board of Directors) shall perform the duties of the President, and when so acting, shall have all the powers of and be subject to all the restrictions upon the President. Each Vice President shall perform such other duties and have such other powers as the Board of Directors from time to time may prescribe. If there be no Chairman of the Board of Directors and no Vice President, the Board of Directors shall designate the officer of the Corporation who, in the absence of the President or in the event of the inability or refusal of the President to act, shall perform the duties of the President, and when so acting, shall have all the powers of and be subject to all the restrictions upon the President.

     SECTION 7. SECRETARY. The Secretary shall attend all meetings of the Board of Directors and all meetings of stockholders and record all the proceedings thereat in a book or books to be kept for that purpose; the Secretary shall also perform like duties for the standing committees when required. The Secretary shall give, or cause to be given, notice of all meetings of the stockholders and special meetings of the Board of Directors, and shall perform such other duties as may be prescribed by the Board of Directors or President, under whose supervision he shall be. If the Secretary shall be unable or shall refuse to cause to be given notice of all meetings of the stockholders and special meetings of the Board of Directors, and if there be no Assistant Secretary, then either the Board of Directors or the President may choose another officer to cause such notice to be given. The Secretary shall have custody of the seal of the Corporation and the Secretary or any Assistant Secretary, if there be one, shall have authority to affix the same to any instrument requiring it and when so affixed, it may be attested by the signature of the Secretary or by the signature of any such Assistant Secretary. The Board of Directors may give general authority to any other officer to affix the seal of the Corporation and to attest the affixing by his signature. The Secretary shall see that all books, reports, statements, certificates and other documents and records required by law to be kept or filed are properly kept or filed, as the case may be.

     SECTION 8. TREASURER. The Treasurer shall have the custody of the corporate funds and securities and shall keep full and accurate accounts of receipts and disbursements in books belonging to the Corporation and shall deposit all moneys and other valuable effects in the name and to the credit of the Corporation in such depositories as may be designated by the Board of Directors. The Treasurer shall disburse the funds of the Corporation as may be ordered by the Board of Directors, taking proper vouchers for such disbursements, and shall render to the President and the Board of Directors, at its regular meetings, or when the Board of Directors so requests, an account of all his transactions as Treasurer and of the financial condition of the Corporation. If required by the Board of Directors, the Treasurer shall give the Corporation a bond in such sum and with such surety or sureties as shall be satisfactory to the Board of Directors for the faithful performance of the duties of his office and for the restoration to the Corporation, in case of his death, resignation, retirement or removal from office, of all books, papers, vouchers, money and other property of whatever kind in his possession or under his control belonging to the Corporation.

   SECTION 9. ASSISTANT SECRETARIES. Except as may be otherwise provided in these By-Laws, Assistant Secretaries, if there be any, shall perform such duties and have such powers as from time to time may be assigned to them by the Board of Directors, the President, any Vice President, if there be one, or the Secretary, and in the absence of the Secretary or in the event of his disability or refusal to act, shall perform the duties of the Secretary, and when so acting, shall have all the powers of and be subject to all the restrictions upon the Secretary.

   SECTION 10. ASSISTANT TREASURERS. Assistant Treasurers, if there be any, shall perform such duties and have such powers as from time to time may be assigned to them by the Board of Directors, the President, any Vice President, if there be one, or the Treasurer, and in the absence of the Treasurer or in the event of his disability or refusal to act, shall perform the duties of the Treasurer, and when so acting, shall have all the powers of and be subject to all the restrictions upon the Treasurer. If required by the Board of Directors, an Assistant Treasurer shall give the Corporation a bond in such sum and with such surety or sureties as shall be satisfactory to the Board of Directors for the faithful performance of the duties of his office and for the restoration to the Corporation, in case of his death, resignation, retirement or removal from office, of all books, papers, vouchers, money and other property of whatever kind in his possession or under his control belonging to the Corporation.

   SECTION 11. OTHER OFFICERS. Such other officers as the Board of Directors may choose shall perform such duties and have such powers as from time to time may be assigned to them by the Board of Directors. The Board of Directors may delegate to any other officer of the Corporation the power to choose such other officers and to prescribe their respective duties and powers.

                              ARTICLE V

                                STOCK

   SECTION 1. FORM OF CERTIFICATES. Every holder of stock in the Corporation shall be entitled to have a certificate signed, in the name of the Corporation (i) by the Chairman of the Board of Directors, the President or a Vice President and (ii) by the Treasurer or an Assistant Treasurer, or the Secretary or an Assistant Secretary of the Corporation, certifying the number of shares owned by him in the Corporation.

   SECTION 2.  SIGNATURES.  Where a certificate is countersigned by
(i) a transfer agent other than the Corporation or its employee, or
(ii) a registrar other than the Corporation or its employee, any other signature on the certificate may be a facsimile. In case any officer, transfer agent or registrar who has signed or whose facsimile signature has been placed upon a certificate shall have ceased to be such officer, transfer agent or registrar before such certificate is issued, it may be issued by the Corporation with the same effect as if he were such officer, transfer agent or registrar at the date of issue.

   SECTION 3. LOST CERTIFICATES. The Board of Directors may direct a new certificate to be issued in place of any certificate theretofore issued by the Corporation alleged to have been lost, stolen or destroyed, upon the making of an affidavit of that fact by the person claiming the certificate of stock to be lost, stolen or destroyed. When authorizing such issue of a new certificate, the Board of Directors may, in its discretion and as a condition precedent to the issuance thereof, require the owner of such lost, stolen or destroyed certificate, or his legal representative, to advertise the same in such manner as the Board of Directors shall require and/or to give the Corporation a bond in such sum as it may direct as indemnity against any claim that may be made against the Corporation with respect to the certificate alleged to have been lost, stolen or destroyed.

   SECTION 4. TRANSFERS. Except as otherwise provided in the Certificate of Incorporation, stock of the Corporation shall be transferable in the manner prescribed by law and in these By-Laws. Transfers of stock shall be made on the books of the Corporation only by the person named in the certificate or by his attorney lawfully constituted in writing and upon the surrender of the certificate therefor, which shall be cancelled before a new certificate shall be issued.

   SECTION 5. RECORD DATE. In order that the Corporation may determine the stockholders entitled to notice of or to vote at any meeting of stockholders or any adjournment thereof, or entitled to express consent to corporate action in writing without a meeting, or entitled to receive payment of any dividend or other distribution or allotment of any rights, or entitled to exercise any rights in respect of any change, conversion or exchange of stock, or for the purpose of any other lawful action, the Board of Directors may fix, in advance, a record date, which shall not be more than sixty days nor less than ten days before the date of such meeting, nor more than sixty days prior to any other action. A determination of stockholders of record entitled to notice of or to vote at a meeting of stockholders shall apply to any adjournment of the meeting; provided, however, that the Board of Directors may fix a new record date for the adjourned meeting.

   SECTION 6. BENEFICIAL OWNERS. The Corporation shall be entitled to recognize the exclusive right of a person registered on its books as the owner of shares to receive dividends, and to vote as such owner, and to hold liable for calls and assessments a person registered on its books as the owner of shares, and shall not be bound to recognize any equitable or other claim to or interest in such share or shares on the part of any other person, whether or not it shall have express or other notice thereof, except as otherwise provided by law.

                              ARTICLE VI

                               NOTICES

   SECTION 1. NOTICES. Whenever written notice is required by law, the Certificate of Incorporation or these By-Laws, to be given to any director, member of a committee or stockholder, such notice may be given by mail, addressed to such director, member of a committee or stockholder, at his address as it appears on the records of the Corporation, with postage thereon prepaid, and such notice shall be deemed to be given at the time when the same shall be deposited in the United States mail. Written notice may also be given personally or by telegram, telex or cable.

   SECTION 2. WAIVERS OF NOTICE. Whenever any notice is required by law, the Certificate of Incorporation or these By-Laws, to be given to any director, member of a committee or stockholder, a waiver thereof in writing, signed by the person or persons entitled to said notice, whether before or after the time stated therein, shall be deemed equivalent thereto. Attendance of a stockholder at a meeting in person or by proxy shall constitute a waiver of notice of such meeting, except when such stockholder attends such meeting for the express purpose of objecting at the beginning of such meeting, to the transaction of any business on the grounds that notice of such meeting was inadequate or improperly given.

                             ARTICLE VII

                         GENERAL PROVISIONS

   SECTION 1. DIVIDENDS. Dividends upon the capital stock of the Corporation, subject to the provisions of the Certificate of Incorporation, if any, may be declared by the Board of Directors at any regular or special meeting, and may be paid in cash, in property, or in shares of the capital stock. Before payment of any dividend, there may be set aside out of any funds of the Corporation available for dividends such sum or sums as the Board of Directors from time to time, in its absolute discretion, deems proper as a reserve or reserves to meet contingencies, or for equalizing dividends, or for repairing or maintaining any property of the Corporation, or for any proper purpose, and the Board of Directors may modify or abolish any such reserve.

   SECTION 2. DISBURSEMENTS. All checks or demands for money and notes of the Corporation shall be signed by such officer or officers or such other person or persons as the Board of Directors may from time to time designate.

   SECTION 3. FISCAL YEAR. The fiscal year of the Corporation shall be fixed by resolution of the Board of Directors and may be changed from time to time in the same manner.

   SECTION 4. CORPORATE SEAL. The corporate seal shall have inscribed thereon the name of the Corporation, the year of its organization and the words "Corporate Seal, Delaware." The seal may be used by causing it or a facsimile thereof to be impressed or affixed or reproduced or otherwise.

                             ARTICLE VIII

                           INDEMNIFICATION

   SECTION 1. POWER TO INDEMNIFY IN ACTIONS, SUITS OR PROCEEDINGS OTHER THAN THOSE BY OR IN THE RIGHT OF THE CORPORATION. Subject to
Section 3 of this Article VIII, the Corporation shall indemnify any person who was or is a party or is threatened to be made a party to any threatened, pending or completed action, suit or proceeding, whether civil, criminal, administrative or investigative (other than an action by or in the right of the Corporation) by reason of the fact that he is or was a director or officer of the Corporation, or is or was a director or officer of the Corporation serving at the request of the Corporation as a director or officer, employee or agent of another corporation, partnership, joint venture, trust, employee benefit plan or other enterprise, against expenses (including attorneys' fees), judgments, fines and amounts paid in settlement actually and reasonably incurred by him in connection with such action, suit or proceeding if he acted in good faith and in a manner he reasonably believed to be in or not opposed to the best interests of the Corporation, and, with respect to any criminal action or proceeding, had no reasonable cause to believe his conduct was unlawful. The termination of any action, suit or proceeding by judgment, order, settlement, conviction, or upon a plea of nolo contendere or its equivalent, shall not, of itself, create a presumption that the person did not act in good faith and in a manner which he reasonably believed to be in or not opposed to the best interests of the Corporation, and, with respect to any criminal action or proceeding, had reasonable cause to believe that his conduct was unlawful.

   SECTION 2. POWER TO INDEMNIFY IN ACTIONS, SUITS OR PROCEEDINGS BY OR IN THE RIGHT OF THE CORPORATION. Subject to Section 3 of this
Article VIII, the Corporation shall indemnify any person who was or is a party or is threatened to be made a party to any threatened, pending or completed action or suit by or in the right of the Corporation to procure a judgment in its favor by reason of the fact that he is or was a director or officer of the Corporation, or is or was a director or officer of the Corporation serving at the request of the Corporation as a director, officer, employee or agent of another corporation, partnership, joint venture, trust, employee benefit plan or other enterprise against expenses (including attorneys' fees) actually and reasonably incurred by him in connection with the defense or settlement of such action or suit if he acted in good faith and in a manner he reasonably believed to be in or not opposed to the best interests of the Corporation; except that no indemnification shall be made in respect of any claim, issue or matter as to which such person shall have been adjudged to be liable to the Corporation unless and only to the extent that the Court of Chancery of the State of Delaware or the court in which such action or suit was brought shall determine upon application that, despite the adjudication of liability but in view of all the circumstances of the case, such person is fairly and reasonably entitled to indemnity for such expenses which the Court of Chancery or such other court shall deem proper.

   SECTION 3. AUTHORIZATION OF INDEMNIFICATION. Any indemnification under this Article VIII (unless ordered by a court) shall be made by the Corporation only as authorized in the specific case upon a determination that indemnification of the director or officer is proper in the circumstances because he has met the applicable standard of conduct set forth in Section 1 or Section 2 of this
Article VIII, as the case may be.  Such determination shall be made
(i) by the Board of Directors by a majority vote of a quorum consisting of directors who were not parties to such action, suit or proceeding, or (ii) if such a quorum is not obtainable, or, even if obtainable a quorum of disinterested directors so directs, by independent legal counsel in a written opinion, or (iii) by the stockholders. To the extent that a director or officer of the Corporation has been successful on the merits or otherwise in defense of any action, suit or proceeding described above, or in defense of any claim, issue or matter therein, he shall be indemnified against expenses (including attorneys' fees) actually and reasonably incurred by him in connection therewith, without the necessity of authorization in the specific case.

   SECTION 4. GOOD FAITH DEFINED. For purposes of any determination under Section 3 of this Article VIII, a person shall be deemed to have acted in good faith and in a manner he reasonably believed to be in or not opposed to the best interests of the Corporation, or, with respect to any criminal action or proceeding, to have had no reasonable cause to believe his conduct was unlawful, if his action is based on the records or books of account of the Corporation or another enterprise, or on information supplied to him by the officers of the Corporation or another enterprise in the course of their duties, or on the advice of legal counsel for the Corporation or another enterprise or on information or records given or reports made to the Corporation or another enterprise by an independent certified public accountant or by an appraiser or other expert selected with reasonable care by the Corporation or another enterprise. The term "another enterprise" as used in this Section 4 shall mean any other corporation or any partnership, joint venture, trust, employee benefit plan or other enterprise of which such person is or was serving at the request of the Corporation as a director, officer, employee or agent. The provisions of this Section 4 shall not be deemed to be exclusive or to limit in any way the circumstances in which a person may be deemed to have met the applicable standard of conduct set forth in Section 1 or 2 of this Article VIII, as the case may be.

   SECTION 5. INDEMNIFICATION BY A COURT. Notwithstanding any contrary determination in the specific case under Section 3 of this
Article VIII, and notwithstanding the absence of any determination thereunder, any director or officer may apply to any court of competent jurisdiction in the State of Delaware for indemnification to the extent otherwise permissible under Section 1 and 2 of this
Article VIII. The basis of such indemnification by a court shall be a determination by such court that indemnification of the director or officer is proper in the circumstances because he has met the applicable standards of conduct set forth in Section 1 or 2 of this
Article VIII, as the case may be. Neither a contrary determination in the specific case under Section 3 of this Article VIII nor the absence of any determination thereunder shall be a defense to such application or create a presumption that the director or officer seeking indemnification has not met any applicable standard of conduct. Notice of any application for indemnification pursuant to this Section 5 shall be given to the Corporation promptly upon the filing of such application. If successful, in whole or in part, the director or officer seeking indemnification shall also be entitled to be paid the expense of prosecuting such application.

   SECTION 6. EXPENSES PAYABLE IN ADVANCE. Expenses (including attorneys' fees) incurred by a director or officer in defending or investigating a threatened or pending action, suit or proceeding shall be paid by the Corporation in advance of the final disposition of such action, suit or proceeding upon receipt of an undertaking by or on behalf of such director or officer to repay such amount if it shall ultimately be determined that he is not entitled to be indemnified by the Corporation as authorized in this Article VIII.

   SECTION 7. NONEXCLUSIVITY OF INDEMNIFICATION AND ADVANCEMENT OF EXPENSES. The indemnification and advancement of expenses provided by or granted pursuant to this Article VIII shall not be deemed exclusive of any other rights to which those seeking indemnification or advancement of expenses may be entitled under any law, By-Law, agreement, contract, vote of stockholders or disinterested directors or pursuant to the direction (howsoever embodied) of any court of competent jurisdiction or otherwise, both as to action in his official capacity and as to action in another capacity while holding such office, it being the policy of the Corporation that indemnification of the persons specified in Sections 1 and 2 of this
Article VIII shall be made to the fullest extent permitted by law. The provisions of this Article VIII shall not be deemed to preclude the indemnification of any person who is not specified in Section 1 or 2 of this Article VIII but whom the Corporation has the power or obligation to indemnify under the provisions of the General Corporation Law of the State of Delaware, or otherwise.

   SECTION 8. INSURANCE. The Corporation may purchase and maintain insurance on behalf of any person who is or was a director or officer of the Corporation, or is or was a director or officer of the Corporation serving at the request of the Corporation as a director, officer, employee or agent of an other corporation, partnership, joint venture, trust, employee benefit plan or other enterprise against any liability asserted against him and incurred by him in any such capacity, or arising out of his status as such, whether or not the Corporation would have the power or the obligation to indemnify him against such liability under the provisions of this Article VIII.

   SECTION 9. CERTAIN DEFINITIONS. For purposes of this Article VIII, references to "the Corporation" shall include, in addition to the resulting corporation, any constituent corporation (including any constituent of a constituent) absorbed in a consolidation or merger which, if its separate existence had continued, would have had power and authority to indemnify its directors or officers, so that any person who is or was a director or officer of such constituent corporation, or is or was a director or officer of such constituent corporation serving at the request of such constituent corporation as a director, officer, employee or agent of another corporation, partnership, joint venture, trust, employee benefit plan or other enterprise, shall stand in the same position under the provisions of this Article VIII with respect to the resulting or surviving corporation as he would have with respect to such constituent corporation if its separate existence had continued. For purposes of this Article VIII, references to "fines" shall include any excise taxes assessed on a person with respect to an employee benefit plan; and references to "serving at the request of the Corporation" shall include any service as a director, officer, employee or agent of the Corporation which imposes duties on, or involves services by, such director or officer with respect to an employee benefit plan, its participants or beneficiaries; and a person who acted in good faith and in a manner he reasonably believed to be in the interest of the participants and beneficiaries of an employee benefit plan shall be deemed to have acted in a manner "not opposed to the best interests of the Corporation" as referred to in this Article VIII.

   SECTION 10. SURVIVAL OF INDEMNIFICATION AND ADVANCEMENT OF EXPENSES. The indemnification and advancement of expenses provided by, or granted pursuant to, this Article VIII shall, unless otherwise provided when authorized or ratified, continue as to a person who has ceased to be a director or officer and shall inure to the benefit of the heirs, executors and administrators of such a person.

   SECTION 11. LIMITATION ON INDEMNIFICATION. Notwithstanding anything contained in this Article VIII to the contrary, except for proceedings to enforce rights to indemnification (which shall be governed by Section 5 hereof), the Corporation shall not be obligated to indemnify any director or officer in connection with a proceeding (or part thereof) initiated by such person unless such proceeding (or part thereof) was authorized or consented to by the Board of Directors of the Corporation.

   SECTION 12. INDEMNIFICATION OF EMPLOYEES AND AGENTS. The Corporation may, to the extent authorized from time to time by the Board of Directors, provide rights to indemnification and to the advancement of expenses to employees and agents of the Corporation similar to those conferred in this Article VIII to directors and officers of the Corporation.

                              ARTICLE IX

                             AMENDMENTS

   SECTION 1. These By-Laws may be altered, amended or repealed, in whole or in part, or new By-Laws may be adopted by the stockholders or by the Board of Directors, provided, however, that notice of such alteration, amendment, repeal or adoption of new By-Laws be contained in the notice of such meeting of stockholders or Board of Directors as the case may be. All such amendments must be approved by either the holders of a majority of the outstanding capital stock entitled to vote thereon or by a majority of the entire Board of Directors then in office.

   SECTION 2. Entire Board of Directors. As used in this Article IX and in these By-Laws generally, the term "entire Board of Directors" means the total number of directors which the Corporation would have if there were no vacancies.

                                                                                   Exhibit 11-A
                    AMES DEPARTMENT STORES, INC. AND SUBSIDIARIES
      SCHEDULE OF COMPUTATION OF PRIMARY AND FULLY-DILUTED NET EARNINGS PER SHARE
                    (Amounts in thousands except per share amounts)
                                                                 For the        For the
                                                               Fiscal Year     Five Weeks
                                                                  Ended          Ended
                                                               January 29,    January 30,
                                                                   1994           1993
                                                               ------------   ------------
Income (loss) before extraordinary item                             $9,895       ($23,892)
Extraordinary gain                                                     928              -
                                                               ------------   ------------
     Primary and fully-diluted net income (loss)                   $10,823       ($23,892)
                                                               ============   ============
For Primary Earnings per Share:
Weighted average number of common shares
     outstanding during the period                                  20,049         20,000

Add: Common stock equivalent shares represented
     by the Series B Warrants                                          (a)            (b)

     Common stock equivalent shares represented
     by the Series C Warrants                                        1,134            (b)
                                                               ------------   ------------
Weighted average number of common and common
equivalent shares used in the computation of primary
net earnings per share                                              21,183         20,000
                                                               ============   ============
Primary earnings per share:
Primary income (loss) per share before extraordinary item            $0.47         ($1.19)
Extraordinary gain                                                    0.04              -
                                                               ------------   ------------
     Primary net income (loss) per share                             $0.51         ($1.19)
                                                               ============   ============
For Fully-Diluted Earnings per Share:
Weighted average number of common shares
     outstanding during the period                                  20,049         20,000

Add: Common stock equivalent shares represented
     by the Series B Warrants                                          (a)            (b)

     Common stock equivalent shares represented
     by the Series C Warrants                                        1,165            (b)
                                                               ------------   ------------
Weighted average number of common and common
equivalent shares used in the computation of fully-diluted
net earnings per share                                              21,214         20,000
                                                               ============   ============



Fully-diluted earnings per share:
Fully-diluted income (loss) per share before extraordinary item      $0.47         ($1.19)
Extraordinary gain                                                    0.04              -
                                                               ------------   ------------
     Fully-diluted net income (loss) per share                       $0.51         ($1.19)
                                                               ============   ============

(a) The Series B Warrants were not considered common stock equivalents because the exercise price exceeded the market price of the common stock through-out the period.

(b) Common stock equivalents were not included because the effect would have been anti-dilutive.



                                                                            EXHIBIT 11-B

                     AMES DEPARTMENT STORES, INC. AND SUBSIDIARIES
               SCHEDULE OF COMPUTATION OF PRIMARY NET EARNINGS PER SHARE

                                                          (AMOUNTS IN THOUSANDS
                                                        EXCEPT PER SHARE AMOUNTS)
                                                        -------------------------
                                                              FOR THE FISCAL
                                                                YEAR ENDED
                                                                JANUARY 25,
                                                                   1992
                                                                -----------
Net loss                                                         ($282,382)
Dividends on preferred stock (as if accrued)                       (13,567)
                                                                 ----------

    Primary net loss                                             ($295,949)
                                                                 ==========

Weighted average number of common shares outstanding
    during the year                                                 37,582
                                                                    ======

ADD: Common stock equivalent shares represented
       by employee common stock options granted
       on September 19, 1983, November 7, 1984,
       November 20, 1985, November 26, 1986,
       December 2, 1987 and December 23, 1988                         (a)
     Common stock equivalent shares represented
       by the 6% Series A Cumulative Convertible
       Senior Preferred Stock                                         (a)
     Contingently issuable shares under the
       executive incentive plan and Directors
       Deferred Compensation Plan                                     (a)
                                                                    ------

Weighted average number of common shares used
    in the computation of primary net loss per share                37,582
                                                                    ======

    Primary net loss per common share                               ($7.87)
                                                                    =======



    (a) Common stock equivalents were not included because the effect would be to decrease the loss per common share otherwise computed.

The 7 1/2% convertible Subordinated Debentures issued by the Company on October 13, 1989 were not considered common stock equivalents and were therefore excluded from the computation of primary net loss per common share. Fully diluted earnings per share were not presented as the effect would be anti-dilutive.

NOTE: Earnings per share was not presented for the forty-eight weeks ended December 26, 1992 because such presentation would not be meaningful. The old common and preferred stock were cancelled under the plan of reorganization and the new stock was not issued until the Consummation Date.

                                                               EXHIBIT 22





                AMES DEPARTMENT STORES, INC. AND SUBSIDIARIES
                        SUBSIDIARIES OF THE REGISTRANT




                 NAME                                    STATE OF INCORPORATION
- - - - - - - --------------------------------------------             ----------------------


Ames Transportation Systems, Inc.                              Delaware
AMD, Inc.                                                      Delaware
Ames Realty II, Inc.                                           Delaware
Zayre New England Corp. *                                      Delaware
Zayre Central Corp.*                                           Delaware







       *  Holds a 50% interest in Ames Stores, a partnership.




