Form 10-Q
period 1994-04-30
AMES DEPARTMENT STORES INC
filed 1994-06-10
CIK 6071

                 SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C. 20549

                              FORM 10-Q

[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended          APRIL 30, 1994
                               ------------------------------

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to
                               ---------------    --------------

                    AMES DEPARTMENT STORES, INC.
       ------------------------------------------------------
       (Exact name of registrant as specified in its charter)

            DELAWARE                              04-2269444
- - -------------------------------             ----------------------
State or other jurisdiction of                (I.R.S. Employer
 incorporation or organization)             Identification Number)

2418 MAIN STREET, ROCKY HILL, CONNECTICUT             06067
- - -----------------------------------------        --------------
(Address of principal executive offices)           (Zip Code)

Registrant's telephone number including area code:  (203) 257-2000
                                                    --------------
                             NONE
- - -------------------------------------------------------------------
Former name, former address and former fiscal year if changed since last report

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

       APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS: Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
                        YES  X     NO
                             -----     -----

     17,727,787 shares of Common Stock and 2,399,482 shares of Priority Common Stock were outstanding on June 1, 1994.

                      Exhibit Index on page 15
                  Page 1 of 17 (including exhibit)

                    AMES DEPARTMENT STORES, INC. AND SUBSIDIARIES

                                     FORM 10-Q

                        FOR THE QUARTER ENDED APRIL 30, 1994




                                      I N D E X
                                     ----------

                                                                      Page
Part I:   Financial Information
          Consolidated Condensed Statements of Operations               3
               for the Quarters Ended April 30, 1994 and
               May 1, 1993

          Consolidated Condensed Balance Sheets at                      4
               April 30, 1994, January 29, 1994 and
               May 1, 1993

          Consolidated Condensed Statements of Cash Flows               5
               for the Quarters Ended April 30, 1994 and
               May 1, 1993

          Notes to Consolidated Condensed Financial Statements          6

          Management's Discussion and Analysis of Financial            11
               Condition and Results of Operations


Part II:  Other Information

          Submission of Matters to a Vote of Security Holders          15
               and Exhibits and Reports on Form 8-K













                                                  PART I
                                           FINANCIAL INFORMATION

                               AMES DEPARTMENT STORES, INC. AND SUBSIDIARIES
                             CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                 (In Thousands, Except Per Share Amounts)
                                               (Unaudited)


                                                                 For the
                                                           First Quarter Ended
                                                          April 30,    May 1,
                                                            1994        1993
                                                         ----------- -----------
        TOTAL SALES                                        $456,153    $454,992
      Less: Leased department sales                          20,398      20,231
                                                         ----------- -----------
        NET SALES                                           435,755     434,761
      Cost of goods sold and transportation expenses        321,657     316,616
                                                         ----------- -----------
        GROSS PROFIT                                        114,098     118,145
      Leased department income                                3,672       3,642
      Other operating income                                  2,550       2,393
                                                         ----------- -----------
                                                            120,320     124,180
      Store operating, administrative and general
       expenses, including leased department expenses       136,911     137,001
      Depreciation and amortization expense                     939         118
      Amortization of the excess of revalued net assets
       over equity under fresh-start reporting               (1,538)     (1,539)
                                                         ----------- -----------

        LOSS FROM OPERATIONS                                (15,992)    (11,400)

      Interest and debt expense                              (6,398)     (7,168)
      Interest income                                           441         576
      Gain on insurance settlement                              687           -
      Gain on sale of a store lease                            1115           -
                                                         ----------- -----------

        LOSS BEFORE INCOME TAXES AND EXTRAORDINARY ITEM     (20,147)    (17,992)

      Income tax benefit                                      6,523           -
                                                         ----------- -----------
        LOSS BEFORE EXTRAORDINARY ITEM                      (13,624)    (17,992)

      Extraordinary item - loss on early extinguishment
       of debt (net of tax benefit of $727)                  (1,517)          -
                                                         ----------- -----------
        NET LOSS                                           ($15,141)   ($17,992)
                                                         =========== ===========



     WEIGHTED AVERAGE COMMON SHARES OUTSTANDING              20,127      20,000
                                                         =========== ===========

     LOSS PER SHARE BEFORE EXTRAORDINARY LOSS                ($0.68)     ($0.90)

     EXTRAORDINARY LOSS                                       (0.07)          -
                                                         ----------- -----------

     NET LOSS PER SHARE                                      ($0.75)     ($0.90)
                                                         =========== ===========

     (The accompanying notes are an integral part of these condensed financial statements.)



                                 AMES DEPARTMENT STORES, INC. AND SUBSIDIARIES
                                     CONSOLIDATED CONDENSED BALANCE SHEETS
                                                 (In Thousands)
                                                   (Unaudited)
                                                                              April 30,  January 29,    May 1,
                                                                                 1994        1994        1993
                                   ASSETS                                    ------------------------------------
     Current Assets:
      Unrestricted cash and short-term investments                               $24,362     $16,465     $37,866
      Restricted cash and short-term investments                                  56,578      55,980      68,873
                                                                             ------------------------------------
            Total cash and short-term investments                                 80,940      72,445     106,739
      Receivables                                                                 25,458      18,703      23,316
      Merchandise inventories                                                    506,841     442,198     515,395
      Prepaid expenses and other current assets                                   12,120      10,130       9,247
      Net assets held for disposition                                                  -           -       1,840
                                                                             ------------------------------------
            Total current assets                                                 625,359     543,476     656,537
     Fixed assets                                                                 25,766      23,686       6,890
      Less - Accumulated depreciation and amortization                            (3,081)     (2,098)       (130)
                                                                             ------------------------------------
            Net fixed assets                                                      22,685      21,588       6,760
     Other assets and deferred charges                                             1,155       2,067           -
                                                                             ------------------------------------
                                                                                $649,199    $567,131    $663,297
                                                                             ====================================
                    LIABILITIES AND STOCKHOLDERS' EQUITY

     Current Liabilities:
      Accounts payable:
         Trade                                                                  $110,276     $74,091     $71,316
         Other                                                                    44,692      36,045      42,040
                                                                             ------------------------------------
            Total accounts payable                                               154,968     110,136     113,356
      Note payable - revolver                                                     88,498      15,360      98,946
      Current portion of long-term debt and capital lease obligations             52,488      18,609      19,972
      Long-term debt classified as current (Note 5)                               34,844      67,702           -
      Self-insurance reserve                                                      49,585      48,433      54,961
      Accrued expenses and other current liabilities                              52,965      55,276      66,702
      Restructuring reserve                                                        4,986       6,992      18,948
                                                                             ------------------------------------
            Total current liabilities                                            438,334     322,508     372,885

     Excess of revalued net assets over equity under fresh-start reporting        53,248      54,786      57,688

     Long-term debt and capital lease obligations                                 84,101      93,309     167,445
     Unfavorable lease liability                                                  24,548      25,072      26,664
     Other long-term liabilities                                                  10,949      11,046      10,499
     Commitments and contingencies



     Stockholders' Equity:
      Priority common stock                                                           26          38          51
      Common stock                                                                   175         163         149
      Additional paid-in capital                                                  66,028      73,278      69,800
      Accumulated deficit                                                        (28,210)    (13,069)    (41,884)
                                                                             ------------------------------------
            Total stockholders' equity                                            38,019      60,410      28,116
                                                                             ------------------------------------
                                                                                $649,199    $567,131    $663,297
                                                                             ====================================

                         (The accompanying notes are an integral part of these condensed balance sheets.)



                         AMES DEPARTMENT STORES, INC. AND SUBSIDIARIES
                        CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                         (In Thousands)
                                           (Unaudited)
                                                                     For the
                                                                 First Quarter Ended
                                                              April 30,     May 1,
                                                                1994         1993
                                                             ----------- ------------
     Cash flows from operating activities:
      Net loss                                                 ($15,141)    ($17,992)
      Adjustments to reconcile net loss to net cash
          used for operating activities:
      Extraordinary loss on early extinguishment of debt          1,517            -
      Income tax benefit                                         (6,523)           -
      Gain on insurance settlement                                 (687)           -
      Gain on sale of a store lease                              (1,115)           -
      Depreciation and amortization of fixed assets                 985          126
      Amortization of deferred financing costs                      573           13
      Amort. of the excess of revalued net assets over equity    (1,538)      (1,539)
      Amort. of debt discounts and unfavorable leases, net          261          866
      (Increase) decrease in accounts receivable                 (7,266)         871
      (Increase) in merchandise inventories                     (64,643)     (50,839)
      Increase in accounts payable                               44,832        8,157
      (Decrease) in accrued expenses and other current liabs.    (1,388)     (19,755)
      (Increase) in other working capital and other, net         (2,004)      (1,490)
                                                             ----------- ------------
     Cash used for operations before restructuring items        (52,137)     (81,582)
     Changes due to restructuring activities:
      Payments of restructuring costs                            (1,784)     (18,428)
                                                             ----------- ------------
     Net cash used for operating activities                     (53,921)    (100,010)
                                                             ----------- ------------
     Cash flows from investing activities:
      Proceeds from the sale of assets held for disposition          20       35,811
      Proceeds from insurance sett. and sale of a store lease     2,348            -
      Purchases of fixed assets                                  (2,208)      (3,402)
      (Increase) decrease in restricted cash                       (598)      14,794
                                                             ----------- ------------
     Net cash provided by (used in) investing activities           (438)      47,203
                                                             ----------- ------------
     Cash flows from financing activities:
      Payments of debt and capital lease obligations            (10,094)     (17,168)
      Short-term borrowings under the revolver                   78,294       78,840
      Payments on the revolver                                   (5,156)      (2,854)
      Increase in deferred financing costs                         (788)           -
                                                             ----------- ------------
     Net cash provided by financing activities                   62,256       58,818
                                                             ----------- ------------
     Increase in unrestricted cash and short-term investments     7,897        6,011
     Unrestricted cash and short-term invest., beg. of period    16,465       31,855
                                                             ----------- ------------
     Unrestricted cash and short-term invest., end of period    $24,362      $37,866
                                                             =========== ============

     Supplemental disclosures of cash flow information:
         Cash paid during the period for:

      Interest and debt fees                                     $3,269       $4,722
      Income taxes                                                    6           18


     (The accompanying notes are an integral part of these condensed financial statements.)


            AMES DEPARTMENT STORES, INC. AND SUBSIDIARIES
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                            (UNAUDITED)


1.  BASIS OF PRESENTATION:
    ---------------------

         In the opinion of management, the accompanying unaudited consolidated condensed financial statements of Ames Department Stores, Inc. (a Delaware Corporation) and subsidiaries (collectively "Ames" or the "Company") contain all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of such financial statements for the interim periods. Due to the seasonality of the Company's operations, the results of its operations for the interim period ended April 30, 1994 may not be indicative of total results for the full year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations promulgated by the Securities and Exchange Commission. Certain prior year amounts have been reclassified to conform to the presentation used for the current year. The consolidated condensed balance sheet at January 29, 1994 was taken from audited financial statements previously filed with the Commission in the Company's latest Form 10-K. The accompanying unaudited consolidated condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's latest Form 10-K.


2.  EARNINGS PER COMMON SHARE:
    -------------------------

         Earnings per share was determined using the weighted average number of shares of common stock outstanding. There were no exercises of warrants during the quarter ended April 30, 1994. Common stock equivalents and fully diluted earnings per share were excluded as their inclusion would have reduced the reported loss per share.


3.  CASH AND SHORT-TERM INVESTMENTS:
    -------------------------------

         As of April 30, 1994, January 29, 1994, and May, 1, 1993,
    approximately $55.6, $55.0 and $62.5 million, respectively, was placed for collateral pledge and consignment with Republic National Bank of New York as a condition precedent to the issuance of letters of credit under the Letter of Credit Facility (Note 5). This cash collateral is included in "Restricted cash and short-term investments." The amounts of cash collateral will change as the balances outstanding under the Letter of Credit Facility change, since the cash collateral must equal 105% of the Company's outstanding letters of credit, including expected future increases to stand-by letters of credit to cover expected workers' compensation claims. Ames earns interest on invested cash collateral. The New Facility (Note 5), which is expected to become effective in June, 1994, does not require cash collateralization of letters of credit, except in limited instances as described in the New Facility.

         In addition, as of April 30, 1994, January 29, 1994, and May 1, 1993, Ames restricted approximately $1.0, $1.0 and $6.4 million of cash and short-term investments, respectively, for expected payments of certain remaining administrative and priority claims under the Company's plan of reorganization. This amount is also included in "Restricted cash and short-term investments." Management believes that the remaining segregated funds are adequate to cover all related payments. Ames earns interest on invested segregated funds.


4.  INVENTORIES:
    -----------

         Ames values substantially all of its inventories at the lower of cost or market. Cost is determined by the retail last-in, first-out (LIFO) cost method for all merchandise inventories. If the first-in, first-out (FIFO) cost method had been used, inventories would have increased by $.2 and $.8 million at April 30, 1994 and May 1, 1993, respectively. No LIFO reserve was necessary at January 29, 1994.


5.  DEBT:
    ----

         On April 28, 1994, the Company entered into an agreement with BankAmerica Business Credit, Inc., as agent, and a syndicate consisting of seven other banks and financial institutions, for a secured revolving credit facility of up to $300 million (the "New Facility"). The New Facility has a sublimit of $100 million for letters of credit. Management believes that the New Facility contains terms, covenants and interest rates that are generally more favorable than those in the current Credit Agreement (see below) and Letter of Credit Facility (see below). The New Facility expires on the third anniversary from the initial Advance (as defined in the New Facility). The New Facility is secured by substantially all of the assets of the Company and requires the Company to meet certain quarterly financial covenants.

         The amount of borrowing under the New Facility shall not exceed the sum of (i) an amount equal to 55% of Eligible Inventory (as defined in the New Facility) not covered by any outstanding Merchandise Letter of Credit (as defined in the New Facility) plus (ii) an amount equal to 50% of Eligible Inventory covered by any outstanding Merchandise Letter of Credit less the net Reinstated Debt Reserve (as defined in the New Facility), and the potential establishment of other reserves contingent upon the

    Company's financial performance. In addition, each Agent reserves the right in good faith, based upon such collateral consideration as such Agent may in its sole discretion deem necessary or appropriate to adjust the Borrowing Base (as defined in the New Facility) by establishing reserves, making determinations of Eligible Inventory, revising standards of eligibility or decreasing from time to time the percentages set forth above. Reference can be made to the Company's latest Form 10-K for further descriptions of the New Facility and the obligations summarized below, and for descriptions of the Company's other obligations not discussed herein.

         The Company will use the funds that will no longer be restricted for the collateralization of letters of credit (Note
    3), and funds from the New Facility, to prepay the Series A, B and D Notes, the $1.2 million term note, and the outstanding borrowings under the Credit Agreement. Funding under the New Facility is expected to occur on or about June 22, 1994. As a result of the refinancing and associated commitment to prepay the above debt, Ames recorded a non-cash extraordinary charge of approximately $1.5 million, net of tax benefit of approximately $.7 million, in the quarter ended April 30, 1994, primarily for the write-off of deferred financing costs and debt discounts related to the debt to be prepaid. In addition, as of April 30, 1994 and January 29, 1994, approximately $34.8 and $67.7 million, respectively, represents the portion of long-term debt that will be prepaid and that has been classified as "Long-term debt classified as current." The change in this amount from January 29, 1994 represents the term note portion ($32.9 million) of the 8% Senior Secured Notes (the "Series D Notes") that became current as of February, 1994.

         Upon consummation of the plan of reorganization on December 30, 1992, Ames obtained $210 million of post-emergence financing. Of this amount, $175.9 million is in the form of a revolving credit facility (the "Revolver") and $1.2 million is in the form of a two-year term note. Citibank is the agent in the post-Chapter 11 credit agreement (the "Credit Agreement"-see below) which combines the $175.9 million Revolver and the $1.2 million term note. The balance of the post-emergence financing ($32.9 million) represents the two-year portion of the Series D Notes issued under an indenture with Fleet Bank as indenture trustee.

         Upon consummation of the plan of reorganization, the Company also entered into a one-year $90 million letter of credit facility with Republic National Bank of New York (the "Letter of Credit Facility"-see below). In September, 1993, the Letter of Credit Facility was increased to $120 million and extended to November 28, 1994.

         CREDIT AGREEMENT

         The Credit Agreement is between Ames and Citibank, as agent, and a syndicate consisting of other banks and financial institutions. For the first quarter ended April 30, 1994, the weighted average interest rate on the Revolver was approximately 8.8%. Approximately $88.5, $15.4 and $98.9 million was outstanding under the Revolver at April 30, 1994, January 29, 1994 and May 1, 1993, respectively. The maximum amount borrowed under the Revolver in the first quarter ended April 30, 1994 was approximately $93.7 million.

         The Credit Agreement contains certain financial and operating covenants including current ratio; the maintenance of certain inventory levels; maximum capital expenditures; minimum interest and fixed charge coverages; and minimum earnings before interest, taxes, depreciation and amortization, LIFO expense or credit, and any non-cash extraordinary or unusual items ("EBITDA"). The EBITDA covenant was calculated cumulatively from December 1992 forward, until December 1993 when it converted to a "rolling 12-month" calculation. Ames is in compliance with all debt covenants through the latest completed fiscal period (May
    1994).

         LETTER OF CREDIT FACILITY

         The $120 million Letter of Credit Facility with Republic National Bank of New York has sublimits of $60 million for trade letters of credit and $60 million for standby letters of credit. As of April 30, 1994, January 29, 1994 and May 1, 1993 approximately $11.9, $11.3 and $17.6 million and $41.0, $35.6 and $39.3 million was outstanding in trade and stand-by letters of credit, respectively. All letters of credit outstanding under the Letter of Credit Facility must be cash collateralized at 105% from the date of issuance.

         DEFERRED CASH DISTRIBUTIONS

         The plan of reorganization provided that approximately $46.5 million of cash distributions in respect to several classes of claims would be paid subsequent to the consummation date. Approximately $15.0 and $8.0 million of these deferred cash distributions were paid as scheduled on January 31, 1993 and January 31, 1994, respectively, and the remaining unsecured amounts are due as follows, with interest beginning February 1, 1994 at 5% per annum: $8.0 million due at January 31, 1995 and January 31, 1996; and $7.5 million due at January 31, 1997.

6. INCOME TAXES:
    ------------

         The Company's estimated annual effective income tax rate was applied to the loss incurred before income taxes and extraordinary item for the first quarter ended April 30, 1994 to compute an income tax benefit, and related decrease to paid-in capital, of approximately $6.5 million for the period. The same rate was applied to the extraordinary loss to compute an income tax benefit, and associated decrease to paid-in capital, of approximately $.7 million for the extraordinary item. The Company currently expects that these benefits will be offset by income tax expense, and associated increase to paid-in capital, in later interim periods. Reference should be made to the Company's latest Form 10-K for discussion of other income tax issues affecting Ames.


7.  LITIGATION:
    ----------

         Reference can be made to the Company's latest Form 10-K (Note 12 to the Consolidated Financial Statements) for various litigation involving Ames, for which there were no material changes since the filing date of the Form 10-K. The closing on the Wertheim Settlement Agreement took place on June 9, 1994 and at the closing the Company received $12 million of the total settlement amount. The Class AG-6A Trust received $7 million of the total settlement amount.


8.  RESTRUCTURING:
    -------------

         As part of its restructuring prior to emergence from Chapter
    11 Reorganization, the Company announced on October 30, 1992 that it would close 60 discount stores and the three remaining freestanding Crafts & More stores in early fiscal year 1994. All of these stores were closed as planned in March, 1993. Certain distribution centers/warehouses also were closed and office facilities were further consolidated.

         Restructuring costs represent losses from store operations from the date of announcement until closing, employee payroll and severance costs, losses on liquidation of inventories, and other related restructuring costs. Net assets held for disposition are recorded net of anticipated costs associated with the sale of such assets. Such assets, other than merchandise inventories, are sold as market conditions permit.

         Prior to the start of fiscal year 1994, the Company entered into an agreement (the "60-Store Agency Agreement") with an agent to assist the Company with the merchandise inventory "Going-out-of-Business" (GOB) sales at the 60 discount stores and three

    Crafts & More stores. The GOB sales commenced following the physical inventories that were taken in January 1993. The GOB sales were completed in March 1993 and the Company realized approximately
    $46 million in cash for the merchandise inventory after payment of all direct GOB expenses as defined in the 60-Store Agency Agreement. This represented approximately 52% of the beginning
    GOB retail inventory value at the closed stores. Other cash expenses (accrued prior to fiscal year 1994) were incurred from these store closings and GOB sales.

      AMES DEPARTMENT STORES, INC. AND SUBSIDIARIES
      FISCAL QUARTER ENDED APRIL 30, 1994
      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
      AND RESULTS OF OPERATIONS



    Results of Operations

      The following table sets forth the number of stores in operation as of the dates indicated:


                                                         Number of Stores in Operation
                                                 April 30,      January 29,          May 1,
                                                   1994            1994               1993
                                                ---------       -----------       -----------
                                                    306             308                309


      The following discussion and analysis is based on the historical results of operations for the first quarters ended April 30, 1994 and May 1, 1993.  Two stores were closed during the first quarter ended April 30, 1994. The Company's Mt. Pocono, PA store, which was destroyed by fire subsequent to last year's first quarter, is being rebuilt by the landlord and is scheduled to be reopened by the
    Company later this year. One additional store is in the process of closing at this time.

      The following table sets forth the historical operating results expressed as a percentage of net sales for the periods indicated:


                                                               First
                                                           Quarter Ended
                                                         April 30,  May 1,
                                                          1994       1993
                                                         -------   --------
      Net sales                                           100.0 %    100.0%
      Cost of goods sold and transportation expenses       73.8       72.8
                                                         -------    -------
         Gross Profit                                      26.2       27.2
      Leased department and other operating income          1.4        1.4
                                                         -------    -------
                                                           27.6       28.6

      Store operating, administrative and general
           expenses, including leased dept. expenses       31.4       31.5
      Depreciation and amortization expense                 0.2          -
      Amortization of the excess of revalued net
           assets over equity                              (0.3)      (0.3)
                                                         -------    -------
         Loss from Operations                              (3.7)      (2.6)



      Interest and debt expense                            (1.5)      (1.6)
      Interest income                                       0.1        0.1
      Gain on insurance settlement                          0.2          -
      Gain on sale of a store lease                         0.3          -
                                                         -------    -------
         Loss before Income Taxes and Extraordinary Item   (4.6)      (4.1)

      Income tax benefit                                    1.5          -
                                                         -------    -------
         Loss before Extraordinary Item                    (3.1)      (4.1)

      Extraordinary loss, net of tax benefit               (0.4)         -
                                                         -------    -------

                          Net Loss                         (3.5)%     (4.1)%
                                                         =======    =======



         Total sales (which include leased department sales) for the quarter ended April 30, 1994 increased $1.2 million or 0.3% from the prior year's first quarter. Net sales for the same period increased $1.0 million or 0.2% from the prior year. These increases were due to an increase of 0.7% in comparable store sales on a 306-store base and an increase of 1.5% in comparable leased department (shoe) sales, partially offset by the sales loss from three fewer stores during this year's first quarter. The major causes for the increase in comparable store sales were increases from remodeled stores, expansions of certain specialty departments, and additional circular advertising, partially offset by the Company's continued de-emphasis of several lower-margin hardline categories, certain merchandise shortages due to the temporary closing of the Company's Leesport, PA distribution center, and increased discount store competition.

         Gross profit decreased $4.0 million, or 1.0% as a percentage of net sales, compared to the prior year's first quarter. The decrease in gross profit dollars was primarily due to the lower gross profit rate that was principally the result of higher advertising markdowns in apparel and a decrease of $1.5 million in purchase discounts. These factors were partially offset by an improved markup on the mix of sales and lower inventory shrink expense. The Company will continue to emphasize higher-margin products in its advertising and will be expanding the installation of successful specialty departments, such as Party Plaza and Pawsitively Pets, within the stores.

         Leased department and other operating income for the quarter ended April 30, 1994 remained approximately the same compared to the prior year period.

         Store operating, administrative and general expenses, including leased department expenses, also remained approximately the same for the first quarter compared to the prior year period. Declines in home office and field support expenses were mostly offset by increases in store payroll and advertising expenses. Home Office expenses were lower than the prior year's first quarter despite an expense of approximately $2.0 million in this year's period for stock appreciation rights (SARs). The SARs expense, which included an accrual of $1.5 million for the value of unexercised SARs as of April 30, 1994, resulted from the market price of the Company's common stock as reported on NASDAQ rising above the exercise price of the SARs.

         Depreciation and amortization increased $.9 million, or 0.2% as a percentage of net sales, in the first quarter compared to the prior year period. The adoption of fresh-start reporting as of December 26, 1992 resulted in the write-off of all of the Company's non-current assets at that date, and therefore depreciation and amortization expense (as presented in both periods) is for post-Chapter 11 capital additions only.

         The amortization of the excess of revalued net assets over equity under fresh-start reporting resulted in credits of $1.5 million to both year's first quarter operating results. The Company is using a ten-year life for the period of amortization.

         Interest and debt expense declined $.8 million, or 0.1% of net sales, for the first quarter compared to the prior year period. The Company had an average of $57.4 million in outstanding debt during this year's first quarter under the Revolver (Note 5) and paid approximately $.1 million in commitment fees under the Credit Agreement. This compares to average borrowings of $59.0 million under the Revolver during the prior year's first quarter and approximately $1.0 million in usage and commitment fees paid under the Credit Agreement. As a result of the partial roof collapse at the Company's Leesport, PA distribution center and the temporary closing of the facility, the Company incurred incremental borrowings of approximately $10 million in this year's first quarter to replace certain inventories.

         Interest income declined $.1 million for the first quarter compared to the prior year period. This decline was due to a lower average restricted cash balance.

         The Company's estimated annual effective income tax rate was applied to the loss incurred before income taxes and extraordinary item for this year's first quarter to compute an income tax benefit (and associated reduction to paid-in capital) of approximately $6.5 million. This benefit was recorded because the Company currently expects that there will be offsetting income tax expense (and associated increase to paid-in capital) in later interim periods.

         In February, 1994, the Company sold its interest in a store lease, which was an operating property until closed in February, for approximately $1.2 million in cash proceeds and recognized a gain of approximately $1.1 million. In addition, in March, 1994, the Company received approximately $1.2 million in cash proceeds for the settlement of the inventory portion of its property insurance claim for the Mt. Pocono store (see above) and recognized a gain of approximately $.7 million. This gain represents the amount of the insurance proceeds that exceeded the inventory carrying cost (which was included in accounts receivable).

         As a result of the refinancing (Note 5) and associated commitment to prepay certain debt, the Company recorded a non-cash extraordinary charge of approximately $1.5 million, net of tax benefit of approximately $.7 million, in this year's first quarter. The charge was primarily for the write-off of deferred financing costs and debt discounts related to the debt to be prepaid.

         Compared with the projections for the first quarter of fiscal year 1995 contained in the Form 8-K filed on May 27, 1994 (referred to herein as the "Plan"), sales for the first quarter were $.4 million below Plan; however, EBITDA (earnings before interest, income taxes, LIFO expense, SARs accruals, extraordinary or non-recurring items, depreciation and amortization, and other non-cash charges) was $1.4 million better than Plan. The favorable EBITDA variance for the first quarter was due to lower-than-planned expenses, partially offset by lower-than-planned gross margin.

    LIQUIDITY AND CAPITAL RESOURCES
    --------------------------------

         On April 28, 1994, the Company entered into an agreement with BankAmerica Business Credit, Inc., as agent, and a syndicate consisting of seven other banks and financial institutions, for a secured revolving credit facility of up to $300 million (the "New Facility"). The New Facility has a sublimit of $100 million for letters of credit. Management believes that the New Facility contains terms, covenants and interest rates that are generally more favorable than those in the current Credit Agreement (Note
    5) and Letter of Credit Facility (Note 5). The New Facility expires on the third anniversary from the initial Advance (as defined in the New Facility). Reference can be made to the Company's latest Form 10-K for further descriptions of the New Facility and the Company's other obligations. The Company will use the funds that will no longer be restricted for the collateralization of letters of credit, and funds from the New Facility, to prepay the Series A, B and D Notes, the $1.2 million term note, and the outstanding borrowings under the Credit Agreement. Funding under the New Facility is expected to occur on or about June 22, 1994.

         Ames' unrestricted cash and short-term investments increased $7.9 million during the first quarter ended April 30, 1994. This increase was primarily due to the increase in the net borrowings under the Revolver and an increase in trade payables, partially offset by the seasonal build-up of inventories, payments of debt, and an increase in accounts receivable.

         Notes 3 and 8 of the Notes to the Consolidated Condensed
    Financial Statements discuss restructuring activities, components of restricted cash and short-term investments, and cash flows from the sale of assets held for disposition.

         Merchandise inventories, valued on a LIFO basis, declined $8.6 million from May 1, 1993 to April 30, 1994 due primarily to the closing of three stores ($4.0 million) and improved inventory controls. The increase in inventories of $64.6 million from January 29, 1994 to April 30, 1994 was principally the result of a normal seasonal build-up of inventories.

         Accounts payable increased $41.6 million from May 1, 1993 to April 30, 1994 due primarily to improved trade payment terms.
    The increase in accounts payable of $44.8 million from January 29, 1994 to April 30, 1994 was principally the result of the seasonal build-up of inventories and improved trade payment terms.

         Capital expenditures for the first quarter ended April 30, 1994 totalled $2.2 million and for the balance of fiscal 1995 are estimated to be approximately $29.8 million. The decline in capital expenditures from the prior year's first quarter was primarily due to the prior year's expenditures for the installation of scanning equipment. The costs incurred for the current year's first quarter were comprised of: projects to improve scanning and management information systems ($1.1 million); the initial expenditures associated with small-scale remodeling of 26 stores ($.5 million); other remodeling activity ($.1 million); and various other projects ($.5 million).
    Expected capital expenditures for the remainder of the year include: small-scale remodeling of 51 stores ($2.4 million), including completion of the 26 stores started in the first quarter; projects to improve scanning and management information systems ($5.6 million); other remodeling activity ($11.9 million), including expansions of certain specialty departments to additional stores and new apparel fixtures; complete remodels (with new merchandising strategies) at two test stores ($1.2 million); and various other projects ($8.7 million).

         Management believes that the Company's available cash and expected cash flows from fiscal 1995 operations and beyond, and the availability of financing facilities, will enable Ames to fund its expected needs for working capital, debt service requirements, and capital expenditures.

         The significant net operating loss carryovers remaining after fiscal 1994, subject to any limitations pursuant to Internal Revenue Code Sec. 382, should offset income on which taxes would otherwise be payable in future years.

                                       Part II

                                 OTHER INFORMATION

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
           ----------------------------------------------------

           There were no matters submitted to a vote of security holders during the first quarter of fiscal 1995, through the solicitation of proxies or otherwise.

Item 6.    EXHIBITS AND REPORTS ON FORM 8-K
           --------------------------------

    (a)    INDEX TO EXHIBITS
           -----------------

           EXHIBIT NO.            EXHIBIT                       PAGE NO.
           -----------            -------                       --------

              11        Schedule of computation of primary         17
                          earnings per share


    (b)    REPORTS ON FORM 8-K:
           -------------------

           The following reports on Form 8-K were filed with the Securities and Exchange Commission during the first quarter:

      DATE OF REPORT       DATE OF FILING     ITEM #        DESCRIPTION
      --------------       --------------     ------        -----------
      February 17, 1994    February 17, 1994    5       Disclosure of the
                                                        fiscal 1995 summary
                                                        financial plan (since
                                                        revised on a Form 8-K
                                                        dated May 27, 1994).

      April 6, 1994        April 6, 1994        5       Disclosure of fiscal
                                                        January and February
                                                        1994 results.

      April 8, 1994        April 8, 1994        5       Filing of the
                                                        Settlement Agreement
                                                        between Ames and
                                                        Wertheim (see Note 7).

      April 22, 1994       April 22, 1994       5       Disclosure of fiscal
                                                        March 1994 results.


                              SIGNATURES
                            ------------




Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                               AMES DEPARTMENT STORES, INC.
                                       (Registrant)





Dated:   June 10, 1994         /S/ WILLIAM C. NAJDECKI
                               --------------------------------------
                               William C. Najdecki, Senior Vice
                               President and Chief Accounting Officer

                                                                           EXHIBIT 11


                  AMES DEPARTMENT STORES, INC. AND SUBSIDIARIES
           SCHEDULE OF COMPUTATION OF PRIMARY NET LOSS PER COMMON SHARE
                 (Amounts in thousands except per share amounts)


                                                         For the First
                                                         Quarter Ended
                                                   April 30,      May 1,
                                                      1994         1993
                                                  ------------ ------------
    Loss before extraordinary item                   ($13,624)    ($17,992)
    Extraordinary loss                                 (1,517)           -
                                                  ------------ ------------
         Primary net loss                            ($15,141)    ($17,992)
                                                  ============ ============
    Weighted average number of common shares
      outstanding during the period                    20,127       20,000

    Add: Common stock equivalent shares
      represented by the Series B Warrants                (a)          (a)

      Common stock equivalent shares
      represented by the Series C Warrants                (a)          (a)
                                                  ------------ ------------
    Weighted average number of common and
    common equivalent shares used in the
    computation of primary earnings per share          20,127       20,000
                                                  ============ ============

    Primary earnings per share:
    Primary loss per share before
      extraordinary loss                               ($0.68)      ($0.90)
    Extraordinary loss                                  (0.07)           -
                                                  ------------ ------------
         Primary net loss per share                    ($0.75)      ($0.90)
                                                  ============ ============



    (a) Common Stock equivalents have not been included because the effect would be anti-dilutive.

    Note: Fully diluted earnings per share has not been presented as the effect would be anti-dilutive.

