Form 10-Q
period 1994-07-30
AMES DEPARTMENT STORES INC
filed 1994-09-09
CIK 6071

SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549

                                 FORM 10-Q

   [ X ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES
           EXCHANGE ACT OF 1934

For the quarterly period ended __________________JULY 30, 1994_________________


   [   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES
         EXCHANGE ACT OF 1934

For the transition period from ________________________ to ____________________


            ____________AMES DEPARTMENT STORES, INC.____________
          (Exact name of registrant as specified in its charter)

____________Delaware____________                _________04-2269444____________


(State or other jurisdiction of         (I.R.S. Employer Identification
Number)
 incorporation or organization)

2418 Main Street, Rocky Hill, Connecticut       _____________06067____________

(Address of principal executive offices)                  (Zip Code)

Registrant's telephone number including area code:  ____(203) 257-2000_________


_____________________________________None______________________________________

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

                            YES __X__   NO  _____

         APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS: Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                            YES __X__   NO  _____

        17,860,376 shares of Common Stock and 2,266,893 shares of Priority Common Stock were outstanding on September 1, 1994.


                         Exhibit Index on page 15

                    Page 1 of 29 (including exhibits)

               AMES DEPARTMENT STORES, INC. AND SUBSIDIARIES

                                FORM 10-Q

                   FOR THE QUARTER ENDED JULY 30, 1994




                                 I N D E X



                                                                      Page

Part I:   Financial Information

          Consolidated Condensed Statements of Operations               3
               for the Thirteen and Twenty-six Weeks Ended
               July 30, 1994 and July 31, 1993

          Consolidated Condensed Balance Sheets at                      4
               July 30, 1994, January 29, 1994 and
               July 31, 1993

          Consolidated Condensed Statements of Cash Flows               5
               for the Twenty-six Weeks Ended July 30, 1994
               and July 31, 1993

          Notes to Consolidated Condensed Financial Statements          6

          Management's Discussion and Analysis of Financial            10
               Condition and Results of Operations


Part II:  Other Information

          Submission of Matters to a Vote of Security Holders          15
               and Exhibits and Reports on Form 8-K

                                                  PART I
                                           FINANCIAL INFORMATION

                               AMES DEPARTMENT STORES, INC. AND SUSIDIARIES
                             CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                 (In Thousands, Except Per Share Amounts)
                                               (Unaudited)


                                                            For the Thirteen          For the Twenty-six
                                                               Weeks Ended               Weeks Ended
                                                          July 30,    July 31,       July 30,     July 31,
                                                            1994        1993           1994         1993
                                                         ----------- -----------   ------------ ------------
        TOTAL SALES                                        $517,685    $525,106       $973,838     $980,098
      Less: Leased department sales                          26,385      28,256         46,783       48,487
                                                         ----------- -----------   ------------ ------------
        NET SALES                                           491,300     496,850        927,055      931,611
      Cost of goods sold and transportation expenses        356,893     360,668        678,550      677,284
                                                         ----------- -----------   ------------ ------------
        GROSS PROFIT                                        134,407     136,182        248,505      254,327
      Leased department income                                4,749       5,086          8,421        8,728
      Other operating income                                  3,022       3,539          5,572        5,932
                                                         ----------- -----------   ------------ ------------
                                                            142,178     144,807        262,498      268,987

      Selling, general and administrative expenses          139,796     149,762        276,707      286,763
      Depreciation and amortization expense                   1,082         400          2,021          518
      Amortization of the excess of revalued net assets
       over equity under fresh-start reporting               (1,538)     (1,494)        (3,076)      (3,033)
                                                         ----------- -----------   ------------ ------------

        PROFIT (LOSS) FROM OPERATIONS                         2,838      (3,861)       (13,154)     (15,261)

      Interest and debt expense                              (7,176)     (7,155)       (13,574)     (14,323)
      Interest income                                           374       1,061            815        1,637
      Nonrecurring gain - litigation settlement              12,001           -         12,001            -
      Gain on disposition of properties                       1,733           -          3,535            -
                                                         ----------- -----------   ------------ ------------
        INCOME (LOSS) BEFORE INCOME TAXES
            AND EXTRAORDINARY ITEM                            9,770      (9,955)       (10,377)     (27,947)

      Income tax (provision) benefit                         (3,161)          -          3,362            -
                                                         ----------- -----------   ------------ ------------
        INCOME (LOSS) BEFORE EXTRAORDINARY ITEM               6,609      (9,955)        (7,015)     (27,947)

      Extraordinary item - loss on early extinguishment
        of debt (net of tax benefit of $727)                      -           -         (1,517)           -
                                                         ----------- -----------   ------------ ------------

        NET INCOME (LOSS)                                    $6,609     ($9,955)       ($8,532)    ($27,947)
                                                         =========== ===========   ============ ============

     WEIGHTED AVERAGE COMMON AND COMMON
       EQUIVALENT SHARES OUTSTANDING                         21,541      20,000         20,127       20,000
                                                         =========== ===========   ============ ============

     INCOME (LOSS) PER SHARE BEFORE EXTRAORDINARY LOSS        $0.31      ($0.50)        ($0.35)      ($1.40)

     EXTRAORDINARY LOSS                                           -           -          (0.07)           -
                                                         ----------- -----------   ------------ ------------

     NET INCOME (LOSS) PER SHARE                              $0.31      ($0.50)        ($0.42)      ($1.40)
                                                         =========== ===========   ============ ============

            (The accompanying notes are an integral part of these condensed financial statements)

                                                 -3-

                                 AMES DEPARTMENT STORES, INC. AND SUBSIDIARIES
                                     CONSOLIDATED CONDENSED BALANCE SHEETS
                                                 (In Thousands)
                                                   (Unaudited)
                                                                               July 30,  January 29,   July 31,
                                                                                 1994        1994        1993
                                   ASSETS                                    ------------------------------------
     Current Assets:
      Unrestricted cash and short-term investments                               $30,784     $16,465     $29,362
      Restricted cash and short-term investments                                     969      55,980      66,382
                                                                             ------------------------------------
            Total cash and short-term investments                                 31,753      72,445      95,744
      Receivables                                                                 23,410      18,703      21,371
      Merchandise inventories                                                    484,357     442,198     509,708
      Prepaid expenses and other current assets                                   15,793      10,130       8,854
      Net assets held for disposition                                                  -           -       1,627
                                                                             ------------------------------------
            Total current assets                                                 555,313     543,476     637,304
     Fixed Assets                                                                 34,265      23,686      12,917
      Less - Accumulated depreciation and amortization                            (4,218)     (2,098)       (542)
                                                                             ------------------------------------
            Net fixed assets                                                      30,047      21,588      12,375
     Other assets and deferred charges                                             7,310       2,067           -
                                                                             ------------------------------------
                                                                                $592,670    $567,131    $649,679
                                                                             ====================================
                    LIABILITIES AND STOCKHOLDERS' EQUITY

     Current Liabilities:
      Accounts payable:
         Trade                                                                   $99,630     $74,091     $77,756
         Other                                                                    42,779      36,045      41,957
                                                                             ------------------------------------
            Total accounts payable                                               142,409     110,136     119,713
      Note payable - revolver                                                    106,369      15,360      98,719
      Current portion of long-term debt and capital lease obligations             18,116      18,609      20,000
      Long-term debt classified as current (Note 5)                                    -      67,702           -
      Self-insurance reserve                                                      50,204      48,433      56,261
      Accrued expenses and other current liabilities                              55,409      62,268      77,640
                                                                             ------------------------------------
            Total current liabilities                                            372,507     322,508     372,333

     Long-term debt and capital lease obligations                                 81,752      93,309     166,585
     Other long-term liabilities                                                  10,873      11,046      10,273

     Unfavorable lease liability                                                  23,950      25,072      26,133
     Excess of revalued net assets over equity under fresh-start reporting        51,710      54,786      56,194

     Stockholders' Equity:
      Priority common stock                                                           23          38          48
      Common stock                                                                   178         163         152
      Additional paid-in capital                                                  73,278      73,278      69,800
      Accumulated deficit                                                        (21,601)    (13,069)    (51,839)
                                                                             ------------------------------------
            Total stockholders' equity                                            51,878      60,410      18,161
                                                                             ------------------------------------
                                                                                $592,670    $567,131    $649,679
                                                                             ====================================



         (The accompanying notes are an integral part of these condensed balance sheets)








                         AMES DEPARTMENT STORES, INC. AND SUBSIDIARIES
                        CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                         (In Thousands)
                                           (Unaudited)
                                                                     For the
                                                             Twenty-six Weeks Ended
                                                              July 30,     July 31,
                                                                1994         1993
                                                             ----------- ------------
     Cash flows from operating activities:
      Net loss                                                  ($8,532)    ($27,947)
      Adjustments to reconcile net loss to net cash
          used for operating activities:
      Extraordinary loss on early extinguishment of debt          1,517            -
      Income tax benefit                                         (3,362)           -
      Gain on disposition of properties                          (3,535)           -
      Depreciation and amortization of fixed assets               2,126          538
      Amortization of deferred financing costs                    1,176           25
      Amort. of the excess of revalued net assets over equity    (3,076)      (3,033)
      Amort. of debt discounts and unfavorable leases, net          465        1,732
      (Increase) decrease in accounts receivable                 (5,218)       2,816
      (Increase) in merchandise inventories                     (42,159)     (45,152)
      Increase in accounts payable                               32,273       14,375
      (Decrease) in accrued expenses and other current liabs.    (2,235)     (21,861)
      (Increase) in other working capital and other, net         (1,641)      (1,692)
                                                             ----------- ------------
     Cash used for operations before restructuring items        (32,201)     (80,199)
     Changes due to restructuring activities:
      Payments of restructuring costs                            (2,916)     (23,559)
                                                             ----------- ------------
     Net cash used for operating activities                     (35,117)    (103,758)
                                                             ----------- ------------
     Cash flows from investing activities:
      Proceeds from the sale of assets held for disposition          58       36,773
      Proceeds from the disposition of properties                 4,064            -
      Purchases of fixed assets                                 (10,740)      (9,428)
      Decrease in restricted cash and short-term investments     55,011       17,285
                                                             ----------- ------------
     Net cash provided by investing activities                   48,393       44,630
                                                             ----------- ------------
     Cash flows from financing activities:
      Payments of debt and capital lease obligations            (82,420)     (19,124)
      Short-term borrowings under the revolver                  101,644       93,402
      Payments on the revolver                                  (10,635)     (17,643)
      Increase in deferred financing costs                       (7,546)           -
                                                             ----------- ------------
     Net cash provided by financing activities                    1,043       56,635
                                                             ----------- ------------
     Increase (decr.) in unrest. cash and short-term invest.     14,319       (2,493)
     Unrestricted cash and short-term invest., beg. of period    16,465       31,855
                                                             ----------- ------------
     Unrestricted cash and short-term invest., end of period    $30,784      $29,362
                                                             =========== ============
     Supplemental disclosures of cash flow information:
         Cash paid during the period for:
      Interest and debt fees not capitalized                     $9,847      $10,397







      Income taxes                                                    7           18


     (The accompanying notes are an integral part of these condensed financial statements.)
                                       - 5 -

               AMES DEPARTMENT STORES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                               (Unaudited)


1.  Basis of Presentation:

         In the opinion of management, the accompanying unaudited consolidated condensed financial statements of Ames Department Stores, Inc. (a Delaware Corporation) and subsidiaries (collectively "Ames" or the "Company") contain all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of such financial statements for the interim periods. Due to the seasonality of the Company's operations, the results of its operations for the interim periods ended July 30, 1994 may not be indicative of total results for the full year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations promulgated by the Securities and Exchange Commission. Certain prior year amounts have been reclassified to conform to the presentation used for the current year. The consolidated condensed balance sheet at January 29, 1994 was taken from audited financial statements previously filed with the Commission in the Company's latest Form 10-K. The accompanying unaudited consolidated condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's latest Form 10-K.


2.  Earnings Per Common Share:

         Earnings per share was determined using the weighted average number of common and common equivalent shares outstanding. There were no exercises of warrants during the twenty-six weeks ended July 30, 1994. Common stock equivalents and fully diluted earnings per share were excluded for the periods with net losses as their inclusion would have reduced the reported loss per share. Fully diluted earnings per share was equal to primary earnings per share for the quarter ended July 30, 1994.


3.  Cash and Short-Term Investments:

         The New Facility (Note 5), which became effective in June, 1994, does not require cash collateralization of letters of credit, except in limited instances as described in the New Facility. As of January 29, 1994 and July 31, 1993, approximately $55.0 and $60.0 million, respectively, was placed for collateral pledge and consignment with Republic National Bank of New York as a condition precedent to the issuance of letters of credit under the Letter of Credit Facility (Note 5). This cash collateral was included in "Restricted cash and short-term investments." The amounts of cash collateral changed as the balances outstanding under the Letter of Credit Facility changed, since the cash collateral had to equal 105% of the Company's outstanding letters of credit, including expected future increases to stand-by letters of credit to cover expected workers' compensation claims. Ames earned interest on invested cash collateral.

         In addition, as of July 30, 1994, January 29, 1994, and July 31, 1993, Ames restricted approximately $1.0, $1.0 and $6.4 million of cash and short-term investments, respectively, for expected payments of certain remaining administrative and priority claims under the Company's plan of reorganization. These amounts are also included in "Restricted cash and short-term investments." Management believes that the remaining segregated funds are adequate to cover all related payments. Ames earns interest on invested segregated funds.


4.  Inventories:

         Substantially all inventories are valued at the lower of cost or market. Cost is determined by the retail last-in, first-out (LIFO) cost method for all merchandise inventories. If the first-in, first-out (FIFO) cost method had been used, inventories would have increased by $.5 and $1.5 million at July 30, 1994 and July 31, 1993, respectively. No LIFO reserve was necessary at January 29, 1994.


5.  Debt:

         On April 28, 1994, the Company entered into an agreement with BankAmerica Business Credit, Inc., as agent, two financial institutions as co-agents (together with the agent, the "Agents"), and a syndicate of five other banks and financial institutions, for a secured revolving credit facility of up to $300 million, with a sublimit of $100 million for letters of credit (the "New Facility"). Management believes that the New Facility contains terms, covenants and interest rates that are generally more favorable than those in the Credit Agreement (see below) and the $120 million Letter of Credit Facility (see below). The New Facility is in effect until June 22, 1997, is secured by substantially all of the assets of the Company, and requires the Company to meet certain quarterly financial covenants. The Company is in compliance with these financial covenants through the quarter ended July 30, 1994. In addition, the Company must have no outstanding borrowings under the New Facility for a consecutive 30-day period between November 15th and February 15th of each year.

         As of July 30, 1994, revolving credit borrowings of approximately $106.4 million were outstanding under the New Facility. In addition, approximately $30.1 and $18.6 million of standby and trade letters of credit, respectively, were outstanding under the New Facility as of July 30, 1994, including amounts necessary to back-up letters of credit still outstanding under the Letter of Credit Facility. The weighted average interest rate on all revolving credit borrowings, including the prior borrowings under the Credit Agreement, was approximately 9.4% and 9.1% for the thirteen and twenty-six weeks ended July 30, 1994, respectively. The maximum amount of revolving credit borrowings this year-to-date was $117.0 million.

         In June, 1994, the Company utilized the funds that were no longer restricted for the collateralization of letters of credit (Note 3), and funds from the New Facility, to prepay its then outstanding Series A, B and D Notes, the $1.2 million term note, and the outstanding borrowings under the Credit Agreement. As a result of the refinancing and associated commitment to prepay the above debt, Ames recorded a non-cash extraordinary charge of approximately $1.5 million, net of tax benefit of approximately $.7 million, in the quarter ended April 30, 1994, primarily for the write-off of deferred financing costs and debt discounts related to the debt to be prepaid. As of January 29, 1994, approximately $67.7 million represented the portion of long-term debt that was to be prepaid and was classified as "Long-term debt classified as current."

         The amount of borrowing under the New Facility generally shall not exceed the sum of (i) an amount equal to 55% of inventory not covered by any outstanding letter of credit plus (ii) an amount equal to 50% of inventory covered by any outstanding letter of credit less
    (iii) a reserve for reinstated debt ($34,601 as of July 30, 1994). In addition, the New Facility provides for potential establishment of other reserves contingent upon the Company's financial performance.
    In addition, each Agent reserves the right in good faith, based upon such collateral consideration as such Agent may in its sole discretion deem necessary or appropriate to adjust the Borrowing Base (as defined in the New Facility) by establishing reserves, making determinations of Eligible Inventory, revising standards of eligibility or decreasing from time to time the percentages set forth above. Reference can be made to the Company's latest Form 10-K for further descriptions of the New Facility and the obligations summarized below, and for descriptions of the Company's other obligations not discussed herein.

         Credit Agreement

         Citibank was the agent in the post-Chapter 11 credit agreement (the "Credit Agreement") which combined a $175.9 million revolving credit facility and a $1.2 million term note. The Credit Agreement was between Ames, Citibank, and a syndicate consisting of other banks and financial institutions. Approximately $15.4 and $98.7 million was outstanding under the revolver portion of the Credit Agreement at January 29, 1994 and July 31, 1993, respectively.

         Letter of Credit Facility

         The $120 million letter of credit facility with Republic National Bank of New York (the "Letter of Credit Facility") had sublimits of $60 million for trade letters of credit and $60 million for standby letters of credit. As of July 30, 1994, January 29, 1994, and July 31, 1993, approximately $12.8, $11.3 and $22.2 million and $.6, $35.6 and $34.9 million was outstanding in trade and stand-by letters of credit, respectively, under the Letter of Credit Facility. Before the New Facility became effective, all letters of credit outstanding under the Letter of Credit Facility had to be cash collateralized at 105% from the date of issuance.

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

6.  Income Taxes:

         The Company's estimated annual effective income tax rate was applied to the loss incurred before income taxes and extraordinary item for the twenty-six weeks ended July 30, 1994 to compute an income tax benefit of approximately $3.4 million for the period. The same method was used to compute an income tax benefit of approximately $.7 million for the extraordinary loss and an income tax provision of approximately $3.2 million for the second quarter of this year. The Company currently expects that, as a result of the seasonality of the Company's business, the year-to-date income tax benefit will be offset by non-cash income tax expense in the remaining interim periods. The year-to-date income tax benefit has been reflected in other current assets in the accompanying balance sheet. Reference can be made to the Company's latest Form 10-K for discussion of other income tax issues affecting Ames.

7.  Litigation:

         Reference can be made to the Company's latest Form 10-K (Note 12 to the Consolidated Financial Statements) for various litigation involving the Company, for which there were no material changes since the filing date of the Form 10-K. The closing on the Wertheim Settlement Agreement took place in June, 1994 and the Company recorded a nonrecurring gain for its $12 million portion of the settlement.
    The Class AG-6A Trust received $7 million for its portion of the settlement.

8.  Restructuring:

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

  AMES DEPARTMENT STORES, INC. AND SUBSIDIARIES
  FISCAL QUARTER ENDED JULY 30, 1994
  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
  AND RESULTS OF OPERATIONS



Results of Operations
- - ---------------------
  The following table sets forth the number of stores in operation as of the dates indicated:


                                                     Number of Stores in Operation
                                             July 30,       January 29,         July 31,
                                               1994              1994             1993
                                            ---------       -----------       -----------
                                                305              308               309


  The following discussion and analysis is based on the historical results of operations for the thirteen and twenty-six weeks ended July 30, 1994 and July 31, 1993.  Three stores were closed during this year's first two quarters ended July 30, 1994. The Company's Mt. Pocono, PA store, which was destroyed by fire on November 2, 1993, is being rebuilt by the landlord and is scheduled to be reopened by the Company in
November of this year.

  The following table sets forth the historical operating results expressed as a percentage of net sales for the periods indicated:


                                                         Thirteen                Twenty-six
                                                        Weeks Ended              Weeks Ended
                                                     July 30,   July 31,      July 30,   July 31,
                                                      1994       1993          1994        1993
                                                     -------   --------       -------   ---------
  Net sales                                           100.0 %    100.0 %       100.0 %     100.0 %
  Cost of goods sold and transportation expenses       72.6       72.6          73.2        72.7
                                                     -------    -------       -------    --------
     Gross Profit                                      27.4       27.4          26.8        27.3
  Leased department and other operating income          1.6        1.7           1.5         1.6
                                                     -------    -------       -------    --------
                                                       29.0       29.1          28.3        28.9


  Selling, general and administrative expenses         28.5       30.1          29.8        30.8
  Depreciation and amortization expense                 0.2        0.1           0.2           -
  Amortization of the excess of revalued net
       assets over equity                              (0.3)      (0.3)         (0.3)       (0.3)
                                                     -------    -------       -------    --------
     Profit (Loss) from Operations                      0.6       (0.8)         (1.4)       (1.6)

  Interest and debt expense                            (1.5)      (1.4)         (1.5)       (1.5)
  Interest income                                       0.1        0.2           0.1         0.1
  Nonrecurring gain - litigation settlement             2.4          -           1.3           -
  Gain on disposition of properties                     0.4          -           0.4           -
                                                     -------    -------       -------    --------
     Income (Loss) before Income Taxes and
          Extraordinary Item                            2.0       (2.0)         (1.1)       (3.0)

  Income tax (provision) benefit                       (0.7)         -           0.3           -
                                                     -------    -------       -------    --------
     Income (Loss) before Extraordinary Item            1.3       (2.0)         (0.8)       (3.0)

  Extraordinary loss, net of tax benefit                  -          -          (0.1)          -
                                                     -------    -------       -------    --------

                      Net Income (Loss)                 1.3 %     (2.0)%        (0.9)%      (3.0)%
                                                     =======    =======       =======    ========


                                                     - 10 -

    Total sales (which include leased department sales) for the thirteen weeks ended July 30, 1994 declined $7.4 million or 1.4% from the prior year's second quarter. Net sales for the same period decreased $5.5 million or 1.1% from the prior year. These declines were due to a decrease of 0.2% in comparable store sales on a 305-store base, a decrease of 5.9% in comparable leased department
    (shoe) sales, and the operation of four fewer stores during this year's second quarter. The major causes for the small decline in comparable store sales were increased discount store competition and the Company's de-emphasis of several lower-margin hardline categories, partially offset by sales increases in home and seasonal products, and sales increases from remodeled stores and expansions of certain specialty departments.

         Total sales for the twenty-six weeks ended July 30, 1994 declined $6.3 million or .6% from the same prior year period. Net sales for the same period decreased $4.6 million or .5% from the prior year.
    These declines were due to   a decrease of 2.8% in leased department
    comparable store sales and the operation of the four fewer stores this year, partially offset by an increase of .2% in year-to-date comparable store sales on a 305-store base. In addition to the factors discussed above for the second quarter, year-to-date comparable store sales were partially affected by certain merchandise shortages due to the temporary closing of the Company's Leesport, PA distribution center in February and March. The Leesport facility is expected to be fully operational by October of this year.

         Gross profit for the second quarter decreased $1.8 million, but remained the same as a percentage of net sales, compared to the prior year's second quarter. Gross profit for the twenty-six weeks declined $5.8 million, or 0.5% as a percentage of net sales, compared to the same prior year period. The second quarter's gross margin rate was negatively impacted by higher clearance markdowns in apparel and a decrease of $1.1 million in purchase discounts. The decrease in the year-to-date gross profit was principally the result of higher markdowns in apparel and a decrease of $2.6 million in purchase discounts. These factors were partially offset by an improved mix of sales, lower inventory shortage, and a decrease of $.5 and $1.0 million in the LIFO charge in the thirteen and twenty-six weeks, respectively, compared to the same prior year periods.

         Selling, general and administrative expenses declined approximately $10.0 million, or 1.6% and 1.0% as a percentage of net sales, in the thirteen and twenty-six weeks ended July 30, 1994, respectively, compared to the same prior year periods. Reductions in store non-payroll, advertising, home office and field support expenses were partially offset by an increase in store payroll expense in both periods.

         Depreciation and amortization expense increased $.7 and $1.5 million, or 0.1% and 0.2% as a percentage of net sales, in the thirteen and twenty-six weeks ended July 30, 1994, respectively, compared to the same prior year periods. The adoption of fresh-start reporting as of December 26, 1992 resulted in the write-off of all of the Company's non-current assets at that date, and therefore depreciation and amortization expense as presented is for capital additions after that date.

         The amortization of the "excess of revalued net assets over equity under fresh-start reporting" remained approximately the same in the current periods presented as compared to the prior year. The Company is amortizing this expense over a ten-year period.

         Interest and debt expense also remained approximately the same as a percentage of net sales in the current periods presented as compared to the prior year. The Company had an average of $107.4 and $83.0 million in outstanding debt under its revolving credit facilities during this year's second quarter and twenty-six weeks, respectively. This compares to average borrowings of $98.2 and $78.5 million under the prior revolving credit facility during the prior year's second quarter and twenty-six weeks, respectively. As a result of the partial roof collapse at the Leesport distribution center and the temporary closing of the facility, the Company incurred incremental borrowings of approximately $10 million during a portion of the current year-to-date period to replace certain inventories. In June, 1994, the Company prepaid approximately $69 million of debt utilizing a portion of the New Facility (see below) and the funds that were no longer required to be restricted for the collateralization of letters of credit. The favorable impact on interest expense from this prepayment was offset in the second quarter by the higher average borrowings under the revolving credit facilities, a higher average interest rate on those borrowings, and beginning the amortization of the financing costs associated with the New Facility. The year-to-date interest expense incurred was lower than the same prior year period due to a $.8 million usage fee paid under the Credit Agreement (Note 5) and expensed in the prior year's first quarter.

         Interest income declined $.7 and $.8 million for the thirteen and twenty- six weeks, respectively, compared to the same prior year periods. These declines were due to lower restricted cash balances. The Company's only remaining restricted cash and short-term investments relate to expected payments of certain remaining administrative and priority claims under the Company's plan of reorganization.

         The closing on the Wertheim Settlement Agreement (Note 7) took place in June, 1994 and the Company recognized a nonrecurring gain for its $12 million portion of the settlement.

         The Company recognized approximately $3.5 million of net property gains during the twenty-six weeks ended July 30, 1994. During the first quarter, the Company sold its interest in a store lease, which was an operating property until closed in February, for approximately $1.2 million in cash proceeds and recognized a gain of approximately $1.1 million. Also during the first quarter, the Company received approximately $1.2 million, representing the final payment for the settlement of the inventory portion of its property insurance claim for the Mt. Pocono store, and recognized a gain of approximately $.7 million. During this year's second quarter, the Company recorded a net property gain of approximately $1.7 million, primarily related to the sale of a shopping center property. This property was an operating property and the Company has maintained ownership of its store within the shopping center.

         The Company's estimated annual effective income tax rate was applied to the loss incurred before income taxes and extraordinary item for the twenty-six weeks ended July 30, 1994 to compute an income tax benefit of approximately $3.4 million. An income tax provision of approximately $3.2 million was recorded for this year's second quarter. The year-to-date income tax benefit was recorded because the Company currently expects that there will be offsetting non-cash income tax expense in the remaining interim periods.

         As a result of the debt refinancing and associated commitment to prepay certain debt, the Company recorded a non-cash extraordinary charge of approximately $1.5 million, net of tax benefit of approximately $.7 million, in this year's first quarter. The charge was primarily for the write-off of deferred financing costs and debt discounts related to the debt to be prepaid.

         Compared with the projections for the second quarter of fiscal year 1995 contained in the Form 8-K filed on May 27, 1994 (referred to herein as the "Plan"), sales for the second quarter were $11.7 million less than Plan and EBITDA (earnings before interest, income taxes, LIFO expense, stock appreciation rights accruals, extraordinary or non-recurring items, depreciation and amortization, and other non-cash charges) was $1.1 million worse than Plan. Year-to-date sales were $12.1 million less than Plan; however, EBITDA was $.2 million better than Plan. The favorable year-to-date EBITDA variance was due to lower-than-planned expenses and higher-than-planned property gains, partially offset by lower-than-planned gross margin.

    Liquidity and Capital Resources
    -------------------------------
         On April 28, 1994, the Company entered into an agreement with BankAmerica Business Credit, Inc., as agent, and a syndicate consisting of seven other banks and financial institutions, for a secured revolving credit facility of up to $300 million (the "New Facility"). The New Facility has a sublimit of $100 million for letters of credit. Management believes that the New Facility contains terms, covenants and interest rates that are generally more favorable than those in the prior Credit Agreement (Note 5) and Letter of Credit Facility (Note 5). The New Facility is in effect until June 22, 1997. Reference can be made to Note 5 of this Quarterly Report and the Company's latest Form 10-K for further descriptions of the New Facility and the Company's other obligations. In June, 1994, the Company utilized the funds that were no longer restricted for the collateralization of letters of credit, and funds from the New Facility, to prepay the Series A, B and D Notes, the $1.2 million term note, and the outstanding borrowings under the Credit Agreement.

         Unrestricted cash and short-term investments increased $14.3 million during the twenty-six weeks ended July 30, 1994. This increase was primarily due to the Company's $12 million portion of the Wertheim Settlement Agreement, revolving credit borrowings, and an increase in trade payables, partially offset by the seasonal build-up of inventories, payments of debt, and purchases of fixed assets.

         Notes 3 and 8 of the Notes to the Consolidated Condensed
    Financial Statements discuss components of restricted cash and short-term investments, restructuring activities, and cash flows from the sale of assets held for disposition.

         Prepaid expenses and other current assets at July 30, 1994 include $4.1 million for the income tax benefits recorded this year (Note 6) and $2.6 million for expected insurance recoveries (not yet received) recorded through July 30, 1994 in connection with the partial roof collapse at the Leesport distribution center. The Company currently anticipates that it will receive some insurance recoveries in excess of those recorded or received through July 30, 1994, but there can be no assurance of such reimbursement and the Company has not yet completed its determination of the total insurance claim. The Leesport recoveries and expected recoveries relate primarily to incremental transportation, distribution center and other expenses incurred, lost sales and profit, and damages to inventory and equipment.

         Merchandise inventories, valued on a LIFO basis, declined $25.4 million from July 31, 1993 to July 30, 1994 due primarily to tight inventory controls and the closing of four stores. The increase in inventories of $42.2 million from January 29, 1994 to July 30, 1994 was principally the result of a normal seasonal build-up of inventories.

         The increase in other assets and deferred charges was due to the deferred financing costs associated with the New Facility. These costs are being amortized over the three-year term of the New
    Facility.

         Accounts payable increased $22.7 million from July 31, 1993 to July 30, 1994 due primarily to improved trade payment terms. The increase in accounts payable of $32.3 million from January 29, 1994 to July 30, 1994 was principally the result of the seasonal build-up of inventories and improved trade payment terms.

         Capital expenditures for the twenty-six weeks ended July 30, 1994 totalled $10.7 million and for the balance of this fiscal year are estimated to be approximately $21.3 million. The increase in capital expenditures from the prior year's first two quarters was primarily due to the current year's expenditures for new apparel fixtures. The Company expects to complete the purchase of the new apparel fixtures and the remodeling of some of its stores during the remainder of this fiscal year, along with expansions of certain specialty departments to additional stores.

         Management believes that the Company's available cash and expected cash flows from the current fiscal year's operations and beyond, and the availability of financing facilities, will enable Ames to fund its expected needs for working capital, debt service requirements, and capital expenditures.

         The significant net operating loss carryovers remaining after fiscal 1994, subject to any limitations pursuant to Internal Revenue Code Sec. 382, should offset income on which taxes would otherwise be payable in future years.

                                  Part II

                            OTHER INFORMATION




Item 4.    Submission of Matters to a Vote of Security Holders

           The Annual Meeting of Stockholders of the Company was held on June 15, 1994, during the fiscal quarter to which this Quarterly Report relates. The following matters were voted on at the meeting: (a) the election of four directors to serve until the Annual Meeting of Stockholders in 1995 or until their successors are elected and qualify; (b) the appointment of Arthur Andersen & Co. as the Company's independent certified public accountants and auditors for the fiscal year ending January 28, 1995; and (c) the approval of the Company's 1994 Management
           Stock Option Plan, which authorizes 1,700,000 shares of Common Stock for issuance thereunder and providing that options covering not more than 200,000 shares may be granted to any participant.

           Each nominee for director was elected as follows:

                                               For              Withheld
           Francis X. Basile                16,419,061            602,987
           Paul Buxbaum                     14,761,354          2,260,694
           Alan Cohen                       14,236,926          2,785,122
           Sidney S. Pearlman               14,767,472          2,254,576

           The appointment of Arthur Andersen & Co. was approved by a vote of 16,969,775 shares in favor with 34,763 shares against and 17,510 shares abstaining. The Company's 1994 Management Stock Option Plan was approved by a vote of 10,858,141 shares in favor with 444,765 shares against, 48,812 shares abstaining, and 5,670,330 broker non-votes.

Item 6.    Exhibits and Reports on Form 8-K

    (a)    Index to Exhibits

           Exhibit No.            Exhibit                       Page No.

              10        Employment Agreement dated August 9,       18
                          1994 between Ames Department Stores,
                          Inc. and Denis Lemire.

              11        Schedule of computation of primary         29
                          earnings per share

    (b)    Reports on Form 8-K:

           The following reports on Form 8-K were filed with the Securities and Exchange Commission during the second quarter:


      Date of Report       Date of Filing     Item #        Description

      May 12, 1994         May 12, 1994         5       Filing of the New
                                                        Facility (see
                                                        Note 5).

      May 27, 1994         May 27, 1994         5       Disclosure of the
                                                        revised fiscal
                                                        1995 summary
                                                        financial plan.

      June 2, 1994         June 2, 1994         5       Disclosure of
                                                        fiscal April 1994
                                                        results.

      June 10, 1994        June 10, 1994        5       Disclosure of
                                                        fiscal May 1994
                                                        results and
                                                        announcement of
                                                        CEO appointment.

      June 21, 1994        June 21, 1994        5       Filing of the
                                                        employment
                                                        agreement between
                                                        Ames and
                                                        Joseph Ettore.

      July 14, 1994        July 14, 1994        5       Disclosure of
                                                        fiscal June 1994
                                                        results.

                                 SIGNATURES





Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                     AMES DEPARTMENT STORES, INC.
                                     (Registrant)



Dated:  September 8, 1994            /s/ Joseph R. Ettore
                                     ---------------------------
                                     Joseph R. Ettore, President,
                                     Director,
                                     and Chief Executive Officer




Dated:  September 8, 1994            /s/ John F. Burtelow
                                     ----------------------------
                                     John F. Burtelow, Executive Vice
                                     President and Chief Financial Officer




Dated:  September 8, 1994            /s/ William C. Najdecki
                                     -----------------------------
                                     William C. Najdecki, Senior Vice
                                     President and Chief Accounting
                                     Officer

                                                              Exhibit 10


                              EMPLOYMENT AGREEMENT
                              --------------------

               Agreement, dated as of August 9, 1994, between AMES DEPARTMENT STORES, INC., a Delaware corporation (the "Company"), and DENIS LEMIRE, residing at Two Mendel Road, Cohasset, Massachusetts 02025 (the "Executive").

                              W I T N E S S E T H :
                              -------------------
               WHEREAS, the Company is engaged in the business of operating self-service retail discount department stores (the "Business"); and
               WHEREAS, the Company desires to retain the services of the Executive in the capacities of Executive Vice President-Merchandising of the Company, and the Executive desires to provide such services in such capacities to the Company, on the terms and subject to the conditions set forth in this Agreement;
               NOW, THEREFORE, in consideration of the foregoing and of the mutual covenants and obligations hereinafter set forth, the parties hereto, intending to be legally bound, hereby agree as follows:

               1. Employment and Term. The Company hereby employs the Executive, and the Executive hereby accepts employment by the Company, in the capacities and on the terms and subject to the conditions set forth herein, for the period commencing on August
     22, 1994 and ending on August 21, 1997, unless terminated earlier as provided herein (the "Term of Employment").

               2. Duties. During the Term of Employment, the Executive shall serve as the Company's Executive Vice President-Merchandising. As such officer, the Executive shall report to the Company's President and Chief Executive Officer and shall have such powers, duties and responsibilities with respect to the business of the Company as are customary to his offices and positions or as the President and Chief Executive Officer or the Board of Directors of the Company may reasonably request consistent therewith.
               The Executive shall serve the Company faithfully and to the best of his ability in such capacities, devoting substantially all of his business time, attention, knowledge, energy and skills to such employment.
               The Executive shall reside during the business week and be based at the Company's offices in Rocky Hill, Connecticut or in the same geographic region, but the Executive shall travel as reasonably required in connection with the performance of his duties hereunder. If elected, the Executive also shall serve during any part of the Term of Employment as any other officer of the Company or as an officer or director of any of the Company's subsidiaries without any additional compensation other than as specified in this Agreement.

               3. Compensation and Benefits. As full and complete compensation to the Executive for his execution and delivery of this Agreement and performance of the services required hereunder, the Company shall pay, grant or provide the Executive, and the Executive agrees to accept, the following salary and other compensation and benefits (all such amounts to be calculated in United States dollars):
               (a) a base salary, payable in accordance with the Company's standard payroll practices for senior executive officers, of $300,000 per annum ("Base Salary");
               (b) an annual bonus, payable with respect to each full fiscal year of the Company during the Term of Employment, or pro rata portion thereof, in each case based upon the performance of the Company for each applicable full fiscal year of the Company and otherwise in accordance with the Company's Annual Incentive Compensation Plan, in effect from time to time, up to 40% of Executive's Base Salary for each such fiscal year;
               (c) a one-time, lump-sum cash payment of $50,000, which shall be paid on the commencement of employment under Section 1, but which Executive shall reimburse to the Company pro rata if he should voluntarily terminate his employment with the Company during the Term of Employment;
               (d) on November 1 (or if November 1 is not a business day, the next succeeding business day) of each year during the term of Employment, an option (the "Option") to acquire up to 10,000 shares (the "Option Shares") of common stock, par value $.01 per share, of the Company (the "Common Stock") in accordance with the Company's 1994 Management Stock Option Plan and as more particularly described in Schedule 3(d) hereto;
               (e) the right to participate in any savings and stock option plans or programs and in any medical, dental, disability, retirement, insurance, savings, vacation, holiday, paid sick leave or other plans as in effect from time to time generally available for the benefit of the Company's senior executive officers;
               (f) the right to participate in any long-term incentive program as in effect from time to time and generally available for the benefit of senior executive officers implemented by the Company or any of its subsidiaries;
               (g) an annual automobile allowance in an amount and payable in accordance with the policies and procedures of the Company as in effect from time to time for senior executive officers, but not less than $15,200 per year;
               (h) prompt reimbursement for all reasonable business-related expenses incurred by the Executive, in accordance with the policies and procedures of the Company as in effect from time to time for senior executive officers;
               (i) three (3) weeks paid vacation per year in accordance with the policies and procedures of the Company as in effect from time to time for senior executive officers; and
               (j) a living allowance of $18,000 per year during the Term of Employment, payable in equal monthly installments of $1,500.

               4.  Termination.
               (a) Permanent Disability. In the event of the permanent disability (as hereinafter defined) of the Executive during the Term of Employment, the Company shall have the right, upon written notice to the Executive, to terminate the Executive's employment hereunder, effective upon the giving of such notice (or such later date as shall be specified in such notice). Upon such termination, the Company shall have no further obligations hereunder, except to pay the Executive any amounts or provide the Executive any benefits to which the Executive may otherwise have been entitled under the Company's permanent disability insurance referred to in Section 3(e), and the Executive shall continue to have the obligations provided for in Sec-tions 6 and 7. For purposes of this paragraph, "permanent disability" means any disability as defined under the Company's disability insurance policy referred to Section 3(e).
               (b) Death. In the event of the death of the Executive during the Term of Employment, this Agreement shall automatically terminate and the Company shall have no further obligations hereunder, except to pay the Executive's beneficiary or legal representative any amounts or provide any benefits to which the Executive may otherwise have been entitled prorated to the date of death.
               (c) Cause. The Company shall have the right, upon written notice to the Executive, to terminate the Executive's employment under this Agreement for Cause (as hereinafter defined), effective upon the giving of such notice (or such later date as shall be specified in such notice), and the Company shall have no further obligations hereunder, except to pay the Executive any amounts or provide the Executive any benefits to which the Executive may otherwise have been entitled prorated to the effective date of termination.
               For purposes of this Agreement, "Cause" means:
                    (i) fraud or embezzlement on the part of the Executive or material breach by the Executive of any of his obligations under this Agreement;
                    (ii) Executive shall have committed any act of gross negligence in the performance of his duties or obligations hereunder or any material act of malfeasance, disloyalty, dishonesty or breach of trust against the Company;
                    (iii)  conviction of the Executive for any felony;
                    (iv) a material breach of, or the willful failure or refusal by the Executive to perform and discharge, his duties, respon-sibilities or obligations under this Agreement (other than under Sections 6 and 7 hereof, which shall be governed by clause (i) above, and other than by reason of permanent disability or death) that is not corrected within 30 days of written notice thereof to the Executive by the Company, such notice to state with specificity the nature of the breach, failure or refusal; provided that if such breach, failure or refusal cannot reasonably be corrected within 30 days of written notice thereof, correction shall be commenced by the Executive within such period and may be corrected within a reasonable period thereafter; or
                    (v) any substantiated, willful act by the Executive intended to result in substantial personal enrichment of the Executive at the expense of the Company or any of its affiliates or which has a material adverse impact on the business or reputation of the Company or any of its affiliates.
               (d) Without Cause. The Company shall have the right to terminate the Executive's employment under this Agreement without Cause and upon written notice, in which case the Executive's employment under this Agreement shall terminate on the date specified in such notice (except that the Executive shall continue to have the obligations provided for in Sections 6 and 7(a)) and the Company shall have no further obligations hereunder, except (i) to pay the Executive, promptly following such termination, an amount equal to (A) his Base Salary when it would otherwise be payable and (B) the annual bonus payable to the Executive under Section 3(b) prorated to the effective date of termination,
     (ii) to cause the Option to vest in full as of the date of termination and to remain exercisable until the end of the option period set forth in the Option, and (iii) to maintain coverage of the Executive in the Company's medical plan for a period of one (1) year after the date of termination, as such plan is in effect during such period for the benefit of the Company's senior executive officers, in lieu of any other compensation, payment or other benefits to which the Executive may otherwise be entitled under this Agreement. There shall be no mitigation for any amounts payable by the Company pursuant to this
     Section 4(d).

               5. Resignation upon Termination. Upon the termination of the Executive's employment hereunder for any reason the Executive agrees that he shall be deemed to have resigned from all offices and directorships held by him in the Company or any of its subsidiaries immediately.

               6. Confidentiality; Ownership. (a) During the Term of Employment and thereafter, the Executive shall keep secret and retain in strictest confidence and not divulge disclose, discuss, copy or otherwise use or suffer to be used in any manner, except in connection with the Business of the Company and the businesses of any of its subsidiaries or affiliates, any Protected Information in any Unauthorized manner or for any Unauthorized purpose (as such terms are hereinafter defined).
                    (i) "Protected Information" means trade secrets, confidential or proprietary information and all supplier and customer lists, market research, databases, computer programs and software, operating procedures, knowledge of the organization, products (including prices, costs, sales or content), machinery, contracts, financial information or measures, business plans, details of consultant contracts, new personnel acquisition plans, business acquisition plans, business relationships and other information owned, developed or possessed by the Company or its subsidiaries or affiliates, except as required in the course of performing duties hereunder; provided that Protected Information shall not include information (a) that is considered by law, custom or otherwise to be generally known in the industry of the Company; (b) developed by the Executive individually or jointly with others prior to the commencement of employment under Section 2; and (c) that becomes generally known to the public or the trade without violation of this
     Section 6.
                   (ii) "Unauthorized" means: (A) in contravention of the policies or procedures of the Company or any of its subsidiaries or affiliates; (B) otherwise inconsistent with the measures taken by the Company or any of its subsidiaries or affiliates to protect their interests in any Protected Information; (C) in contravention of any lawful instruction or directive, either written or oral, of an employee of the Company or any of its subsidiaries or affiliates empowered to issue such instruction or directive; or (D) in contravention of any duty existing under law or contract. Notwithstanding anything to the contrary contained in this Section 6, the Executive may disclose any Protected Information to the extent required by court order or decree or by the rules and regulations of a governmental agency or as otherwise required by law; provided that the Executive shall provide the Company with prompt notice of such required disclosure in advance thereof so that the Company may seek an appropriate protective order in respect of such required disclosure.
               (b) The Executive acknowledges that all developments, including, without limitation, inventions, patentable or otherwise, discoveries, improvements, patents, trade secrets, designs, reports, computer software, flow charts and diagrams, procedures, data, documentation, ideas and writings and applications thereof relating to the Business or planned business of the Company or any of its subsidiaries or affiliates that, alone or jointly with others, the Executive may conceive, create, make, develop, reduce to practice or acquire during the Term of
     Employment (collectively, the "Developments") are works made for hire and shall remain the sole and exclusive property of the Company and the Executive hereby assigns to the Company all of his right, title and interest in and to all such Developments. The Executive shall promptly and fully disclose all future material Developments to the Board of Directors of the Company and, at any time upon request and at the expense of the Company, shall execute, acknowledge and deliver to the Company all instruments that the Company shall prepare, give evidence and take all other actions that are necessary or desirable in the reasonable opinion of the Company to enable the Company to file and prosecute applications for and to acquire, maintain and enforce all letters patent, trademark registrations or copyrights covering the Developments in all countries in which the same are deemed necessary by the Company. All memoranda, notes, lists, drawings, records, files, computer tapes, programs, software, source and programming narratives and other documentation (and all copies thereof) made or compiled by the Executive or made available to the Executive concerning the Developments or otherwise concerning the Business or planned business of the Company or any of its subsidiaries or affiliates shall be the property of the Company or such subsidiaries or affiliates and shall be delivered to the Company or such subsidiaries or affiliates promptly upon the expiration or termination of the Term of Employment.
               (c) The provisions of this Section 6 shall, without any limitation as to time, survive the expiration or termination of the Executive's employment hereunder, irrespective of the reason for any termination.

               7. Covenant Not to Compete. Subject to the last sentence of this Section 7, the Executive agrees that until August 21, 1997 the Executive shall not, directly or indirectly, without the prior written consent of the Company:
               (a) solicit, entice, persuade or induce any employee, consultant, agent or independent contractor of the Company or of any of its subsidiaries or affiliates to terminate his or her employment with the Company or such subsidiary or affiliate, to become employed by any person, firm or corporation other than the Company or such subsidiary or affiliate or approach any such employee, consultant, agent or independent contractor for any of the foregoing purposes, or authorize or assist in the taking of any such actions by any third party (for purposes of this Section 7(a), the terms "employee," "consultant," "agent" and "independent contractor" shall include any persons with such status at any time during the six months preceding any solicitation in question); or
               (b) directly or indirectly engage, or participate, or make any financial investment in, or become employed by or render consulting, advisory or other services to or for any of the following business enterprises (or their respective successors-in-interest, including, without limitation, by change of name): K-Mart; Wal-Mart; Hills; Rose's; Target; Caldor; Bradlee; and Jamesway; provided that nothing in this Section 7(b) shall be construed to preclude the Executive from making any investments in the securities of any such business enterprise to the extent that such enterprise's securities are actively traded on a national securities exchange or in the over-the-counter market in the United States or on any foreign securities exchange and represent, at the time of acquisition, not more than 3% of the aggregate voting power of such business enterprise.
               Notwithstanding the foregoing, the Executive shall not be subject to the terms and provisions of paragraph (b) of this Section 7 in the case of a termination of employment of the Executive by the Company without Cause.

               8. Specific Performance. The Executive acknowledges that the services to be rendered by the Executive are of a special, unique and extraordinary character and, in connection with such services, the Executive will have access to confidential information vital to the Company's Business and the businesses of its subsidiaries and affiliates. By reason of this, the Executive consents and agrees that if the Executive violates any of the provisions of Section 6 or 7 hereof, the Company and its subsidiaries and affiliates would sustain irreparable injury and that money damages will not provide adequate remedy to the Company and that the Company shall be entitled to have Section 6 or 7 specifically enforced by any court having equity jurisdiction. Nothing contained herein shall be construed as prohibiting the Company or any of its subsidiaries or affiliates from pursuing any other remedies available to it for such breach or threatened breach, including the recovery of damages from the Executive.

               9. Indemnification. To the fullest extent permitted or required by the laws of the State of Delaware, the Company shall indemnify and hold harmless the Executive, in accordance with the terms of such laws, if the Executive is made a party, or threatened to be made a party, to any threatened, pending or completed action, suit or proceeding, whether civil, criminal, administrative or investigative, by reason of the fact that the Executive is or was an officer or director of the Company or any subsidiary or affiliate of the Company, in which capacity the Executive is or was serving at the Company's request and in furtherance of the Company's best interests, against expenses (including reasonable attorneys' fees), judgments, fines and amounts paid in settlement actually and reasonably incurred by him in connection with such action, suit or proceeding, which indemnification shall include the protection of the applicable indemnification provisions of the Amended and Restated Certificate of Incorporation and the Amended and Restated By-laws of the Company from time to time in effect.

               10. Deductions and Withholding; Expenses. The Executive agrees that the Company or its subsidiaries or affiliates, as applicable, shall withhold from any and all compensation paid to and required to be paid to the Executive pursuant to this Agreement, all Federal, state, local and/or other taxes which the Company determines are required to be withheld in accordance with applicable statutes or regulations from time to time in effect and all amounts required to be deducted in respect of the Executive's coverage under applicable employee benefit plans. For purposes of this Agreement and calculations hereunder, all such deductions and withholdings shall be deemed to have been paid to and received by the Executive.

               11. Entire Agreement. This Agreement embodies the entire agreement of the parties with respect to the Executive's employment and supersedes any other prior oral or written agreements, arrangements or understandings between the Executive and the Company. This Agreement may not be changed or terminated orally but only by an agreement in writing signed by the parties hereto.

               12. Waiver. The waiver by the Company of a breach of any provision of this Agreement by the Executive shall not operate or be construed as a waiver of any subsequent breach by him. The waiver by the Executive of a breach of any provision of this Agreement by the Company shall not operate or be construed as a waiver of any subsequent breach by the Company.

               13. Governing Law; Jurisdiction. (a) This Agreement shall be subject to, and governed by, the laws of the State of New York applicable to contracts made and to be performed therein.
               (b) Any action to enforce any of the provisions of this Agreement shall be brought in a court of the State of New York located in the Borough of Manhattan of the City of New York or in a Federal court located within the Southern District of New York. The parties consent to the jurisdiction of such courts and to the service of process in any manner provided by New York law. Each party irrevocably waives any objection which it may now or hereafter have to the laying of the venue of any such suit, action or proceeding brought in such court and any claim that such suit, action or proceeding brought in such court has been brought in an inconvenient forum and agrees that service of process in accordance with the foregoing sentences shall be deemed in every respect effective and valid personal service of process upon such party.

               14. Assignability. The obligations of the Executive may not be delegated and, except with respect to the designation of beneficiaries in connection with any of the benefits payable to the Executive hereunder, the Executive may not, without the Company's written consent thereto, assign, transfer, convey, pledge, encumber, hypothecate or otherwise dispose of this Agreement or any interest therein. Any such attempted delegation or disposition shall be null and void and without effect. The Company and the Executive agree that this Agreement and all of the Company's rights and obligations hereunder may be assigned or transferred by the Company to and shall be assumed by and binding upon any successor to the Company. The term "successor" means, with respect to the Company or any of its subsidiaries, any corporation or other business entity which, by merger, consolidation, purchase of the assets or otherwise, including after a Change in Control, acquires all or a material part of the assets of the Company.

               15. Severability. If any provision of this Agreement or any part thereof, including, without limitation, Sections 6 and 7, as applied to either party or to any circumstances shall be adjudged by a court of competent jurisdiction to be void or unenforceable, the same shall in no way affect any other provision of this Agreement or remaining part thereof, which shall be given full effect without regard to the invalid or unenforceable part thereof, or the validity or enforceability of this Agreement.
               If any court construes any of the provisions of Section 6 or 7, or any part thereof, to be unreasonable because of the duration of such provision or the geographic scope thereof, such court may reduce the duration or restrict or redefine the geographic scope of such provision and enforce such provision as so reduced, restricted or redefined.

               16. Notices. All notices to the Company or the Executive permitted or required hereunder shall be in writing and shall be delivered personally, by telecopier or by courier service providing for next-day delivery or sent by registered or certified mail, return receipt requested, to the following addresses:

          The Company:

               Ames Department Stores, Inc.

               2418 Main Street
               Rocky Hill, Connecticut  06067
               Tel:  (203) 257-2000
               Attn:  Chairman of the Board of Directors

          with a copy to:

               Weil, Gotshal & Manges
               767 Fifth Avenue
               New York, New York  10153
               Tel:  (212) 310-8000
               Fax:  (212) 310-8007
               Attn:  Jeffrey J. Weinberg, Esq.

          The Executive:

               Denis Lemire
               Two Mendel Road
               Cohasset, Massachusetts 02025

     Either party may change the address to which notices shall be sent by sending written notice of such change of address to the other party. Any such notice shall be deemed given, if delivered personally, upon receipt; if telecopied, when telecopied; if sent by courier service providing for next-day delivery, the next business day following deposit with such courier service; and if sent by certified or registered mail, 3 days after deposit (postage prepaid) with the U.S. mail service.

               17. No Conflicts. The Executive hereby represents and warrants to the Company that his execution, delivery and performance of this Agreement and any other agreement to be delivered pursuant to this Agreement will not (i) require the consent, approval or action of any other person or (ii) violate, conflict with or result in the breach of any of the terms of, or constitute (or with notice or lapse of time or both, constitute) a default under, any agreement, arrangement or understanding with respect to the Executive's employment to which the Executive is a party or by which the Executive is bound or subject. The Executive hereby agrees to indemnify and hold harmless the Company, its directors, officers, employees, agents, representatives and affiliates (and such affiliates' directors, officers, employees, agents and representatives) from and against any and all losses, liabilities or claims (including, interest, penalties and reasonable attorneys' fees, disbursements and related charges) based upon or arising out of the Executive's breach of any of the foregoing representations and warranties.

               18. Effective Date. This Agreement shall be effective as of the date first written above.

               19. Paragraph Headings. The paragraph headings contained in this Agreement are for reference purposes only and shall not affect in any way the meaning or interpretation of this Agreement.

               20. Counterparts. This Agreement may be executed in one or more counterparts, each of which shall be deemed to be an original, but all of which taken together shall constitute one and the same instrument.

               21. Expenses. All attorneys' fees and expenses incurred by the Executive in connection with the negotiation, execution and delivery of this Agreement shall be borne by the Executive.

               22. Attorneys' Fees. In the event any litigation or controversy arises out of or in connection with this Agreement between the parties hereto, the non-prevailing party in such litigation or controversy shall be responsible for the attorneys' fees, expenses and suit costs of both parties, including those associated with any applicable or post-judgment collection proceedings.

               23. Officers' and Directors' Insurance. During the Term of Employment, the Company shall maintain customary directors' and officers' liability insurance if such insurance is available to the Company at reasonable costs.



               IN WITNESS WHEREOF, the parties hereto have duly executed this Agreement as of the date first written above.

                              AMES DEPARTMENT STORES, INC.

                              By /s/ Joseph Ettore
                                 ------------------------------
                                 Joseph Ettore
                                 President and Chief Executive
                                   Officer


                                 /s/ Denis Lemire
                                 ------------------------------
                                 Denis Lemire

                                                              SCHEDULE 3(d)
                                                              -------------

                                  OPTION TERMS
                                  ------------

     EXPIRATION DATE:    Ten years from the date of issuance thereof (the
                         "Expiration Date"), unless terminated earlier as provided below (the "Option Term").

     EXERCISABILITY:     Subject to the provisions on termination below,
                         each Option shall be exercisable on a cumulative basis during the relevant Option Term at a rate of 33-1/3% per annum, commencing on the first anniversary of issuance thereof.

                         In no event may any Option be exercised for less than one hundred Option Shares (unless the number being purchased is the total balance).

     TERMINATION:        If the Executive's employment is terminated prior
                         to the Expiration Date, each Option shall, to the extent not theretofore exercised, terminate and become null and void, except to the extent described below; provided that none of the events described below shall extend the period of exercisability of each Option beyond the Expiration Date:

                         (a) if the Executive dies while employed by the Company and its subsidiaries or during either the thirty (30) day or three (3) month period, whichever is applicable, specified in clauses (b), (c) and (d) below, each Option shall be exercisable for all Option Shares that the Executive is entitled to purchase at the time of the Executive's death, at any time up to and including one (1) year after his death, by the Executive's legatee, distributee, guardian or legal or personal representative;

                         (b)  if the Executive's employment with the
                              Company and its subsidiaries is terminated by reason of "permanent disability" (as defined in the
                              Employment Agreement), each Option shall be exercisable for all Option Shares that the Executive is entitled to purchase at the effective date of termination of employment by reason of permanent disability, at any time up to and including thirty (30) days after such effective date;

                         (c)  if the Executive's employment with the
                              Company and its subsidiaries is terminated by reason of voluntary retirement after retirement age in accordance with the Company's practices or by reason of the expiration of the Employment Agreement, each Option shall be exercisable for all remaining Option Shares, whether or not then exercisable for such Option Shares, at any time up to and including three (3) months after the effective date of termination of employment;

                         (d)  if the Executive's employment with the
                              Company and its subsidiaries is terminated by the Company without Cause (as defined in the Employment Agreement), each Option shall, to the extent not theretofore exercised, immediately become exercisable and shall remain exercisable until expiration of the Option Term; and

                         (e)  if the Executive's employment with the
                              Company and its subsidiaries is terminated for any reason other than as provided in clauses (a), (b), (c) or (d) above, each Option shall be exercisable for all Option Shares that the Executive is entitled to purchase at the effective date of termination of employment, at any time up to and including thirty (30) days after the effective date of such termination.

     OTHER
     RESTRICTIONS:       In order to comply with applicable securities
                         laws, the Option Shares, when issued, will bear appropriate legends giving notice of applicable restrictions on transfer under such laws.

     NON-TRANSFERABLE:   Each Option is not transferable, except by will or
                         the laws of descent and distribution, and may not be pledged or hypothecated in any manner.

                                                                           EXHIBIT 11


                  AMES DEPARTMENT STORES, INC. AND SUBSIDIARIES
              SCHEDULE OF COMPUTATION OF PRIMARY EARNINGS PER SHARE
                 (Amounts in thousands except per share amounts)


                                                      For the Thirteen          For the Twenty-six
                                                         Weeks Ended                Weeks Ended
                                                    July 30,     July 31,      July 30,     July 31,
                                                      1994         1993          1994         1993
                                                  ------------ ------------  ------------ ------------
    Income (loss) before extraordinary item            $6,609      ($9,955)      ($7,015)    ($27,947)
    Extraordinary loss                                      -            -        (1,517)           -            -
                                                  ------------ ------------  ------------ ------------
         Primary net income (loss)                     $6,609      ($9,955)      ($8,532)    ($27,947)
                                                  ============ ============  ============ ============
    Weighted average number of common shares
      outstanding during the period                    20,127       20,000        20,127       20,000

    Add: Common stock equivalent shares
      represented by the Series B Warrants                (a)          (b)           (b)          (b)

      Common stock equivalent shares
      represented by the Series C Warrants              1,414          (b)           (b)          (b)

      Common stock equivalent shares represented
      by management stock options granted on March
      17, May 1, and June 9, 1994                         (c)            -           (b)            -
                                                  ------------ ------------  ------------ ------------
    Weighted average number of common and
    common equivalent shares used in the
    computation of primary earnings per share          21,541       20,000        20,127       20,000
                                                  ============ ============  ============ ============

    Primary earnings per share:
    Primary income (loss) per share
      before extraordinary item                         $0.31       ($0.50)       ($0.35)      ($1.40)
    Extraordinary loss                                      -            -         (0.07)           -
                                                  ------------ ------------  ------------ ------------
         Primary net income (loss) per share            $0.31       ($0.50)       ($0.42)      ($1.40)
                                                  ============ ============  ============ ============



    (a) The Series B Warrants were not considered common stock equivalents because the exercise price exceeded the market price of the common stock through-out the period.

    (b) Common stock equivalents have not been included because the effect would be anti-dilutive.

    (c) The management stock options were not considered common stock equivalents because the option prices exceeded the market price of the common stock for most of the period.

    Note: Fully diluted earnings per share has not been presented because it was equal to primary earnings per share for the thirteen weeks ended July 30, 1994 and the effect would be anti-dilutive for the other periods presented.

                                     - 29 -