Form 10-Q
period 1994-10-29
AMES DEPARTMENT STORES INC
filed 1994-12-13
CIK 6071

                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549



                                 FORM 10-Q


[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

For the quarterly period ended             OCTOBER 29, 1994
                            ---------------------------------------------

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE       SECURITIES
      EXCHANGE ACT OF 1934

For the transition period from                      to
                            --------------------     --------------------


                       AMES DEPARTMENT STORES, INC.
          ------------------------------------------------------
          (Exact name of registrant as specified in its charter)

            Delaware                              04-2269444
- --------------------------------     ---------------------------------------
(State or other jurisdiction of      I.R.S. Employer Identification Number
 incorporation or organization)


2418 Main Street, Rocky Hill, Connecticut                    06067
- -----------------------------------------          ------------------------
(Address of principal executive offices)                   (Zip Code)


Registrant's telephone number including area code:       (203) 257-2000
                                           -------------------------

                                     None
- -------------------------------------------------------------------------------
Former name, former address and former fiscal year if changed since last report


  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                          YES   X     NO
                                ----       ----

      APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS: Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                           YES   X     NO
                                ----       ----

         18,059,260 shares of Common Stock and 2,068,009 shares of Priority Common Stock were outstanding on December 1, 1994.


                         Exhibit Index on page 16

                     Page 1 of 73 (including exhibits)

               AMES DEPARTMENT STORES, INC. AND SUBSIDIARIES

                                 FORM 10-Q

                  FOR THE QUARTER ENDED OCTOBER 29, 1994




                                 I N D E X




                                                              Page

Part I: Financial Information

        Consolidated Condensed Statements of Operations         3
           for the Thirteen and Thirty-nine Weeks Ended
           October 29, 1994 and October 30, 1993

        Consolidated Condensed Balance Sheets at                4
           October 29, 1994, January 29, 1994 and
           October 30, 1993

        Consolidated Condensed Statements of Cash Flows         5
           for the Thirty-nine Weeks Ended October 29, 1994
           and October 30, 1993

        Notes to Consolidated Condensed Financial Statements    6

        Management's Discussion and Analysis of Financial      11
           Condition and Results of Operations


Part II:   Other Information

        Submission of Matters to a Vote of Security Holders    16
           and Exhibits and Reports on Form 8-K

























- - 2 -

                                                  PART I
                                           FINANCIAL INFORMATION

                               AMES DEPARTMENT STORES, INC. AND SUSIDIARIES
                             CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                 (In Thousands, Except Per Share Amounts)
                                               (Unaudited)


                                                                For the Thirteen         For the Thirty-nine
                                                                   Weeks Ended               Weeks Ended
                                                             October 29, October 30,   October 29,  October 30,
                                                                1994        1993           1994         1993
                                                             ----------- -----------   ------------ ------------
     TOTAL SALES                                               $537,093    $552,649     $1,510,931   $1,532,747
      Less: Leased department sales                              25,825      26,147         72,608       74,634
                                                             ----------- -----------   ------------ ------------
     NET SALES                                                  511,268     526,502      1,438,323    1,458,113
     COSTS, EXPENSES AND (INCOME):
      Cost of merchandise sold                                  376,487     382,723      1,055,037    1,060,007
      Selling, general and administrative expenses              141,093     149,773        417,800      436,537
      Leased department and other operating income               (8,204)     (9,317)       (22,197)     (23,977)
      Depreciation and amortization expense                       1,590         736          3,611        1,254
      Amortization of the excess of revalued net assets
       over equity under fresh-start reporting                   (1,538)     (1,494)        (4,614)      (4,527)
      Interest and debt expense, net                              6,887       7,506         19,646       20,192
      Nonrecurring gain - litigation settlement                       -           -        (12,001)           -
      Gain on disposition of properties                               -        (844)        (3,535)        (844)
      Distribution center closing costs                           2,500           -          2,500            -
                                                             ----------- -----------   ------------ ------------
        LOSS BEFORE INCOME TAXES
            AND EXTRAORDINARY ITEM                               (7,547)     (2,581)       (17,924)     (30,529)

      Income tax benefit                                          2,445           -          5,807            -
                                                             ----------- -----------   ------------ ------------
        LOSS BEFORE EXTRAORDINARY ITEM                           (5,102)     (2,581)       (12,117)     (30,529)

      Extraordinary item - gain (loss) on early extinguish-
        ment of debt (net of tax benefit of $727 in 1994)             -         928         (1,517)         928
                                                             ----------- -----------   ------------ ------------

        NET LOSS                                                ($5,102)    ($1,653)      ($13,634)    ($29,601)
                                                             =========== ===========   ============ ============

     WEIGHTED AVERAGE NUMBER OF
       COMMON SHARES OUTSTANDING                                 20,127      20,068         20,127       20,023
                                                             =========== ===========   ============ ============

     LOSS PER SHARE BEFORE EXTRAORDINARY GAIN (LOSS)             ($0.25)     ($0.13)        ($0.60)      ($1.52)

     EXTRAORDINARY GAIN (LOSS)                                        -        0.05          (0.08)        0.04
                                                             ----------- -----------   ------------ ------------

     NET LOSS PER SHARE                                          ($0.25)     ($0.08)        ($0.68)      ($1.48)
                                                             =========== ===========   ============ ============

            (The accompanying notes are an integral part of these condensed financial statements)




                                 AMES DEPARTMENT STORES, INC. AND SUBSIDIARIES
                                     CONSOLIDATED CONDENSED BALANCE SHEETS
                                                 (In Thousands)
                                                   (Unaudited)
                                                                             October 29, January 29, October 30,
                                                                                 1994        1994        1993
                                   ASSETS                         ------------------------------------
     Current Assets:
      Unrestricted cash and short-term investments                               $26,910     $16,465     $28,983
      Restricted cash and short-term investments                                     722      55,980      49,803
                                                                            ------------------------------------
            Total cash and short-term investments                                 27,632      72,445      78,786
      Receivables                                                                 45,843      18,703      44,302
      Merchandise inventories                                                    596,926     442,198     578,471
      Prepaid expenses and other current assets                                   17,833      10,130       8,439
      Net assets held for disposition                                                  -           -       1,947
                                                                            ------------------------------------
            Total current assets                                                 688,234     543,476     711,945
     Fixed Assets                                                                 45,332      23,686      19,083
      Less - Accumulated depreciation and amortization                            (5,873)     (2,098)     (1,239)
                                                                             ------------------------------------
            Net fixed assets                                                      39,459      21,588      17,844
     Other assets and deferred charges                                             6,633       2,067         473
                                                                             ------------------------------------
                                                                                $734,326    $567,131    $730,262
                                                                             ====================================
                    LIABILITIES AND STOCKHOLDERS' EQUITY

     Current Liabilities:
      Accounts payable:
         Trade                                                                  $200,480     $74,091    $123,424
         Other                                                                    39,728      36,045      36,750
                                                                             ------------------------------------
            Total accounts payable                                               240,208     110,136     160,174
      Note payable - revolver                                                    153,737      15,360     148,278
      Current portion of long-term debt and capital lease obligations             18,831      18,609      20,033
      Long-term debt classified as current (Note 5)                                    -      67,702           -
      Self-insurance reserve                                                      49,908      48,433      54,303
      Accrued expenses and other current liabilities                              60,187      62,268      74,478
                                                                             ------------------------------------
            Total current liabilities                                            522,871     322,508     457,266

     Long-term debt and capital lease obligations                                 80,305      93,309     163,642
     Other long-term liabilities                                                  10,776      11,046      10,628

     Unfavorable lease liability                                                  23,426      25,072      25,603
     Excess of revalued net assets over equity under fresh-start reporting        50,172      54,786      56,475

     Stockholders' Equity:
      Priority common stock                                                           23          38          43
      Common stock                                                                   178         163         158
      Additional paid-in capital                                                  73,278      73,278      69,940
      Accumulated deficit                                                        (26,703)    (13,069)    (53,493)
                                                                             ------------------------------------
            Total stockholders' equity                                            46,776      60,410      16,648
                                                                             ------------------------------------
                                                                                $734,326    $567,131    $730,262
                                                                             ====================================

                         (The accompanying notes are an integral part of these condensed balance sheets.)


                                                                        -4-


                         AMES DEPARTMENT STORES, INC. AND SUBSIDIARIES
                        CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                         (In Thousands)
                                           (Unaudited)
                                                                       For the
                                                               Thirty-nine Weeks Ended
                                                               October 29, October 30,
                                                                  1994         1993
                                                               ----------- ------------
     Cash flows from operating activities:
      Net loss                                                   ($13,634)    ($29,601)
      Adjustments to reconcile net loss to net cash
          used for operating activities:
      Extraordinary loss (gain) on early extinguishment of debt     1,517         (928)
      Income tax benefit                                           (5,807)           -
      Distribution center closing costs                             2,500            -
      Gain on disposition of properties                            (3,535)        (844)
      Depreciation and amortization of fixed assets                 3,781        1,290
      Amortization of deferred financing costs                      2,076           38
      Amort. of the excess of revalued net assets over equity      (4,614)      (4,527)
      Amort. of debt discounts and unfavorable leases, net            554        2,599
      Increase in accounts receivable                             (27,651)     (20,115)
      Increase in merchandise inventories                        (154,728)    (113,915)
      Increase in accounts payable                                130,072       55,508
      Decrease in accrued expenses and other current liabs.           (75)     (23,288)
      Increase in other working capital and other, net             (1,148)      (1,328)
                                                               ----------- ------------
     Cash used for operations before restructuring items          (70,692)    (135,111)
     Changes due to restructuring activities:
      Payments of restructuring costs                              (4,399)     (28,355)
                                                               ----------- ------------
     Net cash used for operating activities                       (75,091)    (163,466)
                                                               ----------- ------------
     Cash flows from investing activities:
      Proceeds from the sale of assets held for disposition         1,458       36,826
      Proceeds from the disposition of properties                   4,101        2,943
      Purchases of fixed assets                                   (21,148)     (15,603)
      Decrease in restricted cash and short-term investments       55,258       33,864
                                                               ----------- ------------
     Net cash provided by investing activities                     39,669       58,030
                                                               ----------- ------------
     Cash flows from financing activities:
      Payments of debt and capital lease obligations              (84,741)     (22,754)
      Short-term borrowings under the revolver                    150,306      138,915
      Payments on the revolver                                    (11,929)     (13,597)
      Increase in deferred financing costs                         (7,769)           -
                                                               ----------- ------------
     Net cash provided by financing activities                     45,867      102,564
                                                               ----------- ------------
     Increase (decr.) in unrest. cash and short-term invest.       10,445       (2,872)
     Unrestricted cash and short-term invest., beg. of period      16,465       31,855
                                                               ----------- ------------
     Unrestricted cash and short-term invest., end of period      $26,910      $28,983
                                                               =========== ============
     Supplemental disclosures of cash flow information:
         Cash paid during the period for:







      Interest and debt fees not capitalized                      $14,731      $15,555
      Income taxes                                                      7           19


     (The accompanying notes are an integral part of these condensed financial statements.)

                                        - 5 -


               AMES DEPARTMENT STORES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                (Unaudited)



1.    BASIS OF PRESENTATION:

      In the opinion of management, the accompanying unaudited consolidated condensed financial statements of Ames Department Stores, Inc. and subsidiaries (collectively the "Company") contain all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of such financial statements for the interim periods. Due to the seasonality of the Company's operations, the results of operations for the interim periods ended October 29, 1994 may not be indicative of results for the full year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations promulgated by the Securities and Exchange Commission. Certain prior year amounts have been reclassified to conform to the presentation used for the current year. The consolidated condensed balance sheet at January 29, 1994 was taken from audited financial statements previously filed with the Commission in the Company's latest Form 10-K. The accompanying unaudited consolidated condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's latest Form 10-K.


2.    EARNINGS PER COMMON SHARE:

      Earnings per share was determined using the weighted average number of common shares outstanding. There were no exercises of warrants during the thirty-nine weeks ended October 29, 1994. Common stock equivalents and fully diluted earnings per share were excluded as their inclusion would have reduced the reported loss per share.


3.    CASH AND SHORT-TERM INVESTMENTS:

      The New Facility (Note 5), which became effective in June, 1994, does not require cash collateralization of letters of credit, except in limited instances as described in the New Facility. As of January 29, 1994 and October 30, 1993, approximately $55.0 and $46.3 million, respectively, was placed for collateral pledge and consignment with Republic National Bank of New York as a condition precedent to the issuance of letters of credit under the Letter of Credit Facility (Note 5). This cash collateral was included in "Restricted cash and short-term investments." The amounts of cash collateral changed as the balances outstanding under the Letter of Credit Facility changed, since the cash collateral was required to equal 105% of the Company's outstanding letters of credit, including expected future increases to stand-by letters of credit to cover expected workers' compensation claims. The
  Company earned interest on invested cash collateral.

      In addition, as of October 29, 1994, January 29, 1994, and October 30, 1993, approximately $.7, $1.0 and $3.5 million of cash and short-term investments, respectively, was restricted for expected payments of certain remaining administrative and priority claims under the Company's plan of reorganization. These amounts are also included in "Restricted cash and short-term investments." The Company believes that the remaining segregated funds are adequate to cover all related payments and the Company earns interest on invested segregated funds.

4.    INVENTORIES:

      Substantially all inventories are valued at the lower of cost or market. Cost is determined by the retail last-in, first-out (LIFO) cost method for all merchandise inventories. If the first-in, first-out (FIFO) cost method had been used, inventories would have increased by $.7 and $1.8 million at October 29, 1994 and October 30, 1993, respectively. No LIFO reserve was necessary at January 29, 1994.


5.    DEBT:

      On April 28, 1994, the Company entered into an agreement with BankAmerica Business Credit, Inc., as agent, two financial institutions as co-agents (together with the agent, the "Agents"), and a syndicate of five other banks and financial institutions, for a secured revolving credit facility of up to $300 million, with a sublimit of $100 million for letters of credit (the "New Facility"). The Company believes that the New Facility contains terms, covenants and interest rates that are generally more favorable than those in the Credit Agreement (see below) and the Republic $120 million Letter of Credit Facility (see below). The New Facility is in effect until June 22, 1997, is secured by substantially all of the assets of the Company and requires the Company to meet certain quarterly financial covenants. In addition, each year the Company must have no outstanding borrowings under the New Facility for a consecutive 30-day period between November 15th and February 15th of the following year. The Company is in compliance with these financial covenants through the quarter ended October 29, 1994.

      As of October 29, 1994, borrowings of approximately $153.7 million were outstanding under the New Facility. In addition, approximately $32.9 and $8.6 million of standby and trade letters of credit, respectively, were outstanding under the New Facility as of October 29, 1994, including a standby amount necessary to back-up letters of credit still outstanding under the Letter of Credit Facility. The weighted average interest rate on all revolving credit borrowings, including the borrowings under the Credit Agreement prior to June 22, was approximately 9.1% for the thirteen and thirty-nine weeks ended October 29, 1994. The peak borrowing level through October 29, 1994 was $165.7 million.

      In June, 1994, the Company utilized the funds that were no longer restricted for the collateralization of letters of credit (Note 3), and funds from the New Facility, to prepay its then outstanding Series A, B and D Notes, a $1.2 million term note, and the outstanding borrowings under the Credit Agreement. As a result of the refinancing and associated commitment to prepay the above debt, a non-cash extraordinary charge of approximately $1.5 million, net of tax benefit of approximately $.7 million, was recorded in the quarter ended April 30, 1994, primarily for the write-off of deferred financing costs and debt discounts related to the debt to be prepaid. As of January 29, 1994, approximately $67.7 million represented the portion of long-term debt that was to be prepaid and was classified as "Long-term debt classified as current". During the prior-year's third quarter, the Company recorded an extraordinary gain of $.9 million, before and after income taxes, from the early settlement of certain tax notes.

      The amount of borrowing under the New Facility generally shall not exceed the sum of (i) an amount equal to 55% of inventory not covered by any outstanding letter of credit plus (ii) an amount equal to 50% of inventory covered by any outstanding letter of credit less (iii) a reserve for reinstated debt ($33,386 as of October 29, 1994). In addition, the New Facility provides for potential establishment of other reserves contingent upon the Company's financial performance. In addition, each Agent reserves the right in good faith, based upon such collateral consideration as such Agent may in its sole discretion deem necessary or appropriate to adjust the total available to be borrowed by establishing reserves, making determinations of eligible inventory, revising standards of eligibility or decreasing from time to time the percentages set forth above. Reference can be made to the latest Form 10-K for further descriptions of the New Facility and the obligations summarized below, and for descriptions of the Company's other obligations not discussed herein.

      CREDIT AGREEMENT

      Citibank was the agent in the post-Chapter 11 credit agreement (the "Credit Agreement") which combined a $175.9 million revolving credit facility and a $1.2 million term note. The Credit Agreement was between the Company, Citibank, and a syndicate consisting of other banks and financial institutions. Approximately $15.4 and $148.3 million was outstanding under the revolver portion of the Credit Agreement at January 29, 1994 and October 30, 1993, respectively. The Credit Agreement was terminated when the New Facility became effective.

      LETTER OF CREDIT FACILITY

      The $120 million letter of credit facility with Republic National Bank of New York (the "Letter of Credit Facility") had sublimits of $60 million for trade letters of credit and $60 million for standby letters of credit. As of October 29, 1994, January 29, 1994, and October 30, 1993, approximately $2.8, $11.3 and $9.6 million and $.6, $35.6 and $34.4 million was outstanding in trade and stand-by letters of credit, respectively, under the Letter of Credit Facility. Before the New Facility became effective and the Letter of Credit Facility was terminated, all letters of credit outstanding under the Letter of Credit Facility had to be cash collateralized at 105% from the date of issuance.

      DEFERRED CASH DISTRIBUTIONS

      The Company's plan of reorganization, which was consummated on December 30, 1992, provided that approximately $46.5 million of cash distributions in respect to several classes of claims would be paid subsequent to the consummation date. Approximately $15.0 and $8.0 million of these deferred cash distributions were paid as scheduled on January 31, 1993 and January 31, 1994, respectively, and the remaining unsecured amounts are due as follows, with interest that began on February 1, 1994 at 5% per annum: $8.0 million due at January 31, 1995 and January 31, 1996; and $7.5 million due at January 31, 1997.


6.    INCOME TAXES:

      The Company's estimated annual effective income tax rate was applied to the loss incurred before income taxes and extraordinary item for the thirty-nine weeks ended October 29, 1994 to compute an income tax benefit of approximately $5.8 million for the period. The same method was used to compute an income tax benefit of approximately $.7 million for the extraordinary loss and an income tax benefit of approximately $2.4 million for the third quarter of this year. The Company currently expects that, as a result of the seasonality of the Company's business, the year-to-date income tax benefit will be offset by non-cash income tax expense in the remaining interim period. The year-to-date income tax benefit has been reflected in other current assets in the accompanying balance sheet. Reference can be made to the latest Form 10-K for discussion of other income tax issues affecting the Company.

7.    DISTRIBUTION CENTER CLOSING COSTS:

      On November 1, 1994, the Company announced that it would close its distribution center in Clinton, Massachusetts in June, 1995 and recorded a provision of $2.5 million in the third quarter for the estimated costs associated with closing the facility. Transfer of the Clinton operations to the Company's distribution center in Leesport, Pennsylvania will begin in January, 1995. The Clinton facility will be held for sale after the closing.

      Approximately $.6 million of estimated termination benefits was included in the above provision. Approximately 330 employees will be affected by the closing. The following items represent the major components ($ in millions) of the total provision for the Clinton closing costs:

          Termination benefits and other
            human resource costs                  $ .8
          Real estate taxes and other
            property holding costs                 1.4
          Asset write-off and
            other closing costs                     .3
                                                  -----
                                                  $2.5
                                                  =====

8.    LITIGATION:

      Reference can be made to the latest Form 10-K (Note 12 to the Consolidated Financial Statements) for various litigation involving the Company, for which there were no material changes since the filing date of the Form 10-K. The closing on the Wertheim Settlement Agreement took place in June, 1994 and the Company recorded a nonrecurring gain for its $12 million portion of the settlement. The Class AG-6A Trust received $7 million for its portion of the settlement.


9.    RESTRUCTURING:

      As part of its restructuring prior to emergence from Chapter 11 Reorganization, the Company announced on October 30, 1992 that in early 1993 it would close 60 discount stores and the three remaining freestanding Crafts & More stores. All of these stores were closed as planned in March, 1993. Certain distribution centers/warehouses also were closed and office facilities were further consolidated.

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

      Prior to the start of 1993, the Company entered into an agreement (the "60-Store Agency Agreement") with an agent to assist the Company with the disposition of merchandise inventory in "going-out-of-business" ("GOB") sales at the 60 discount stores and three Crafts & More stores. The GOB sales commenced in January 1993, were completed in March 1993, and the Company realized approximately $46 million in cash for the merchandise inventory after payment of all direct GOB expenses as defined in the 60-Store Agency Agreement. This represented approximately 52% of the beginning GOB retail inventory value at the closed stores.

10.   STOCK PURCHASE RIGHTS AGREEMENT:

      On November 30, 1994, the Company adopted a Stock Purchase Rights Agreement (the"Agreement"), a copy of which is attached to this Form 10-Q as
   Exhibit 4. Under the terms of the Agreement, one purchase right ("Right"), with an exercise price of $14.00, is attached to each share of the Company's Common Stock outstanding as of, or issued subsequent to, November 30, 1994 but prior to the occurrence of certain events (as more fully described in the Agreement).

      The Rights become exercisable in the event that a person or group (an "Acquiring Person") either acquires 15% or more of the Company's outstanding voting stock or announces an intention to acquire 20% or more of such stock. Once exercisable, each Right will, depending on the circumstances, entitle a holder, other than an Acquiring Person, to purchase shares of either the Company or an acquiring company having a market value equal to twice the exercise price. The Agreement was adopted to assure that all of the Company's shareholders receive full value for their investment in the event of stock accumulation by an Acquiring Person. Unless previously redeemed by the Company, the Rights will expire on November 29, 2004.

  AMES DEPARTMENT STORES, INC. AND SUBSIDIARIES
  FISCAL QUARTER ENDED OCTOBER 29, 1994
  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
  AND RESULTS OF OPERATIONS



Results of Operations

  The following table sets forth the number of stores in operation as of the dates indicated:


                                                     Number of Stores in Operation
                                            October 29,     January 29,       October 30,
                                               1994             1994              1993
                                            ---------       -----------       -----------
                                                305              308               309


  The following discussion and analysis is based on the historical results of operations for the thirteen and thirty-nine weeks ended October 29, 1994 and October 30, 1993.  Three stores were closed during this year's first two quarters ended July 30, 1994. The Company's Mt. Pocono, PA store, which was destroyed by fire on November 2, 1993, was rebuilt by the landlord and reopened by the Company in November of this year.

  The following table sets forth the historical operating results expressed as a percentage of net sales for the periods indicated:


                                                         Thirteen                Thirty-nine
                                                        Weeks Ended              Weeks Ended
                                                     Oct. 29,  Oct. 30,       Oct. 29,   Oct. 30,
                                                      1994       1993          1994        1993
                                                     -------   --------       -------   ---------
  Net sales                                           100.0 %    100.0 %       100.0 %     100.0 %
  Cost of merchandise sold                             73.6       72.7          73.4        72.7
                                                     -------    -------       -------    --------
     Gross margin                                      26.4       27.3          26.6        27.3
  Expenses and (income):
  Selling, general and administrative expenses         27.6       28.5          29.0        29.9
  Leased department and other operating income         (1.6)      (1.8)         (1.5)       (1.6)
  Depreciation and amortization expense                 0.3        0.1           0.2         0.1
  Amortization of the excess of revalued net
       assets over equity                              (0.3)      (0.3)         (0.3)       (0.3)
  Interest and debt expense, net                        1.4        1.4           1.3         1.4
  Nonrecurring gain - litigation settlement               -          -          (0.8)          -
  Distribution center closing costs                     0.5          -           0.2           -
  Gain on disposition of properties                       -       (0.1)         (0.3)       (0.1)
                                                     -------    -------       -------    --------
     Loss before Income Taxes and
          Extraordinary Item                           (1.5)      (0.5)         (1.2)       (2.1)

  Income tax benefit                                    0.5          -           0.4           -
                                                     -------    -------       -------    --------
     Loss before Extraordinary Item                    (1.0)      (0.5)         (0.8)       (2.1)

  Extraordinary gain (loss)                               -        0.2          (0.1)        0.1
                                                     -------    -------       -------    --------

                      Net Loss                         (1.0)%     (0.3)%        (0.9)%      (2.0)%
                                                     =======    =======       =======    ========





      Total sales (which include leased department sales) for the thirteen weeks ended October 29, 1994 declined $15.6 million or 2.8% from the prior-year's third quarter. Net sales for the same period decreased $15.2 million or 2.9% from the prior year. These declines were due to a decrease of 1.8% in comparable store sales on a 305-store base and the operation of four fewer stores during this year's third quarter. The major causes for the decline in comparable store sales were increased discount store competition and weak apparel sales, partially offset by sales increases in certain home product categories and increases from remodeled stores and expansions of certain specialty departments.

      Total sales for the thirty-nine weeks ended October 29, 1994 declined $21.8 million or 1.4% from the same prior-year period. Net sales for the same period decreased $19.8 million or 1.4% from the prior year. These declines were due to a decrease of .5% in year-to-date comparable store sales on a 305-store base, a decrease of 1.8% in leased department (shoes) comparable store sales, and the operation of four fewer stores this year. In addition to the factors discussed above for the third quarter, year-to-date comparable store sales were partially affected by certain merchandise shortages due to a partial roof collapse at the Company's Leesport, PA distribution center and the temporary closing of the facility in February and March. The Leesport facility became fully operational in October.

      Gross margin for the third quarter decreased $9.0 million, or 0.9% as a percentage of net sales, compared to the prior-year's third quarter. Gross margin for the thirty-nine weeks declined $14.8 million, or 0.7% as a percentage of net sales, compared to the same prior-year period. The third quarter's gross margin rate was negatively impacted by lower apparel sales, higher markdowns in apparel and convenience goods, and a decrease in purchase discounts. The decrease in the year-to-date gross margin rate was principally the result of higher markdowns in apparel and convenience goods and a decrease in purchase discounts. These year-to-date factors were partially offset by a decrease of $1.1 million in the LIFO charge in the thirty-nine weeks ended October 29, 1994 compared to the same prior-year period.

      Selling, general and administrative expenses declined approximately $8.7 and $18.7 million, or 0.9% as a percentage of net sales, in the thirteen and thirty-nine weeks ended October 29, 1994, respectively, compared to the same prior-year periods. Reductions in store non-payroll, advertising, home office and field support expenses were partially offset by an increase in store payroll expense in both periods.

      Depreciation and amortization expense increased $.9 and $2.4 million, or 0.2% and 0.1% as a percentage of net sales, in the thirteen and thirty-nine weeks ended October 29, 1994, respectively, compared to the same prior-year periods. The adoption of fresh-start reporting as of December 26, 1992 resulted in the write-off of all of the Company's non-current assets at that date, and therefore depreciation and amortization expense is for capital additions after that date.

      The amortization of the "excess of revalued net assets over equity under fresh-start reporting" remained approximately the same in the current periods presented as compared to the prior year. The Company is amortizing this expense over a ten-year period.

      Interest and debt expense, net declined $.6 and $.5 million for the thirteen and thirty-nine weeks, respectively, and remained approximately the same as a percentage of net sales as compared to the prior year. The Company had an average of $137.0 and $101.0 million in outstanding debt under its revolving credit facilities during this year's third quarter and thirty-nine weeks, respectively. This compares to average borrowings of $134.7 and $97.3 million under the prior revolving credit facility during the prior-year's third quarter and thirty-nine weeks, respectively. As a result of the partial roof collapse at the Leesport distribution center and the temporary closing of the facility, the Company incurred incremental borrowings of approximately $10 million during a portion of the current year-to-date period to replace certain inventories. In June, 1994, the Company prepaid approximately $69 million of debt utilizing a portion of the New Facility (Note 5) and the funds that were no longer required to be restricted for the collateralization of letters of credit. The favorable impact on interest expense from this prepayment has been partially offset by an increase in market interest rates and the amortization of the financing costs associated with the New Facility.

      The closing on the Wertheim Settlement Agreement (Note 8) took place in June, 1994 and the Company recognized a nonrecurring gain in the second quarter for its $12 million portion of the settlement.

      During the thirteen-week period ended October 29, 1994, the Company decided to close its Clinton, MA distribution center in June, 1995 and recorded a provision of $2.5 million for the estimated costs related thereto (Note 7). Transfer of the Clinton operations to the Company's Leesport, PA distribution center will begin in January, 1995. This consolidation is part of the Company's continuing productivity enhancement and expense-reduction efforts. Use of enhanced automation capabilities in the Leesport facility will allow the Company to efficiently service its stores with fewer distribution centers. The Company currently anticipates that this consolidation will result in future pre-tax savings of approximately $3 million per year.

      The Company recognized approximately $3.5 million of net property gains during the first two quarters ended July 30, 1994. During the first quarter, the Company sold its interest in a store lease, which was an operating property until closed in February, for approximately $1.2 million in cash proceeds and recognized a gain of approximately $1.1 million. Also during the first quarter, the Company received approximately $1.2 million, representing the final payment for the settlement of the inventory portion of its property insurance claim for the Mt. Pocono store, and recognized a gain of approximately $.7 million. During this year's second quarter, the Company recorded a net property gain of approximately $1.7 million, primarily related to the sale of a shopping center property. This property was an operating property and the Company has maintained ownership of its store within the shopping center. In the prior year's third quarter, the Company sold a shopping plaza for approximately $2.9 million in cash proceeds and recognized a gain of approximately $.8 million.

      The Company's estimated annual effective income tax rate was applied to the loss incurred before income taxes and extraordinary item for the thirteen and thirty-nine weeks ended October 29, 1994 to compute an income tax benefit of approximately $2.4 and $5.8 million, respectively. The quarterly and year-to-date income tax benefits were recorded because the Company currently expects that there will be offsetting non-cash income tax expense in the remaining interim period.

      As a result of the debt refinancing and associated commitment to prepay certain debt, the Company recorded a non-cash extraordinary charge of approximately $1.5 million, net of tax benefit of approximately $.7 million, in this year's first quarter. The charge was primarily for the write-off of deferred financing costs and debt discounts related to the debt to be prepaid. During the prior-year's third quarter, the Company recorded an extraordinary gain of $.9 million, before and after income taxes, from the early settlement of certain tax notes.

      Compared with the projections for the third quarter of fiscal year 1995 contained in the Form 8-K filed on May 27, 1994 (referred to herein as the "Plan"), sales for the third quarter were $22.4 million less than Plan and EBITDA (earnings before interest, income taxes, LIFO expense, stock appreciation rights accruals, extraordinary or non-recurring items, depreciation and amortization, and other non-cash charges) was $10.6 million less than Plan and $1.7 million less than last year. Year-to-date sales were $34.6 million less than Plan and year-to-date EBITDA was $10.3 million less than Plan but $8.4 million greater than last year. The unfavorable year-to-date EBITDA variance to Plan was due to lower-than-planned sales and gross margin, partially offset by lower-than-planned expenses.

   LIQUIDITY AND CAPITAL RESOURCES

      On April 28, 1994, the Company entered into an agreement with BankAmerica Business Credit, Inc., as agent, and a syndicate consisting of seven other banks and financial institutions (collectively, the "Bank Group") for a secured revolving credit facility of up to $300 million (the "New Facility"). The New Facility has a sublimit of $100 million for letters of credit. The Company believes that the New Facility contains terms, covenants and interest rates that are generally more favorable than those in the prior Credit Agreement (Note 5) and Letter of Credit Facility (Note 5). The New Facility is in effect until June 22, 1997, is secured by substantially all of the assets of the Company, and requires the Company to meet certain quarterly financial covenants. In addition, each year the Company must have no outstanding borrowings under the New Facility for a consecutive 30-day period between November 15th and February 15th of the following year. The Company was in compliance with these financial covenants through the quarter ended October 29, 1994.
   As a result, however, of the most recent quarter's performance, the Company is not certain that it will be in compliance with these financial covenants for the quarterly periods ending January 28, 1995 and beyond. The Company and the Bank Group have agreed to discuss potential modifications to the financial covenants after December results are available.

      Reference can be made to Note 5 of this Quarterly Report and the latest Form 10-K for further descriptions of the New Facility and the Company's other obligations. In June, 1994, the Company utilized the funds that were no longer restricted for the collateralization of letters of credit, and funds from the New Facility, to prepay the Series A, B and D Notes, the $1.2 million term note, and the outstanding borrowings under the Credit Agreement.

      Notes 3 and 9 of the Notes to the Consolidated Condensed Financial Statements discuss components of restricted cash and short-term investments, restructuring activities, and cash flows from the sale of assets held for disposition.

      Merchandise inventories, valued on a LIFO basis, increased $18.5 million from October 30, 1993 to October 29, 1994 due to this year's sales shortfall, special purchases and a build-up for several new sales promotions for the fall and Christmas seasons. The increase in inventories of $154.7 million from January 29, 1994 to October 29, 1994 was the result of a normal seasonal build-up of inventories and the factors mentioned above.

      The Company currently anticipates that it will receive some insurance recoveries in excess of those recorded through October 29, 1994, in connection with the partial roof collapse at the Leesport distribution center. However, there is no current assurance of such reimbursement and the Company has not yet completed its determination of the total insurance claim. The Leesport recoveries and expected recoveries relate primarily to incremental transportation costs, distribution center expenses and other expenses incurred, lost sales and profit, and damages to inventory and equipment.

      Accounts payable increased $80.0 million from October 30, 1993 to October 29, 1994 due primarily to improved trade payment terms and the higher level of merchandise purchases. The increase in accounts payable of $130.1 million from January 29, 1994 to October 29, 1994 was principally the result of the seasonal build-up of inventories and improved trade payment terms. The decline in accrued expenses and other current liabilities from October 30, 1993 was primarily due to the payments of restructuring costs previously reserved.

      Capital expenditures for the thirty-nine weeks ended October 29, 1994 totalled $21.1 million and for the balance of this fiscal year are estimated to be approximately $6.0 million. The increase in capital expenditures of $5.5 million from the prior-year's thirty-nine week period was primarily due to the current year's expenditures for new apparel fixtures. The Company is completing the purchase of the new apparel fixtures and the remodeling of some of its stores during the fourth quarter, along with expansions of certain specialty departments in additional stores.

      The net operating loss carryovers remaining after fiscal year 1994, subject to any limitations pursuant to Internal Revenue Code Sec. 382, should offset income on which taxes would otherwise be payable in future years.

      Subject to compliance with the financial covenants of the New Facility, the Company believes that available cash and expected cash flows from the current fiscal year's operations and beyond, and the availability of financing facilities, will enable the Company to fund its expected needs for working capital, debt service requirements, and capital expenditures.

                                  Part II

                             OTHER INFORMATION




Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        There were no matters submitted to a vote of security holders during the third quarter ended October 29, 1994, through the solicitation of proxies or otherwise.


Item 6. EXHIBITS AND REPORTS ON FORM 8-K


    (a) INDEX TO EXHIBITS


        Exhibit No.                     Exhibit          Page No.
        -----------                     -------          --------


            4      Rights Agreement dated as of November   18
                     30, 1994 between Ames Department
                     Stores, Inc. and Chemical Bank, as
                     Rights Agent

           11      Schedule of computation of primary      73
                     earnings per share


    (b) REPORTS ON FORM 8-K:

        The following reports on Form 8-K were filed with the Securities and Exchange Commission during the third quarter:


    DATE OF REPORT     DATE OF FILING    ITEM #          DESCRIPTION
    --------------     --------------    ------          -----------

    August 25, 1994    August 25, 1994     5    Disclosure of fiscal
                                                July 1994 results.

    September 12, 1994 September 12,1994   5    Disclosure of fiscal
                                                August 1994 results.

    October 14, 1994   October 14, 1994    5    Disclosure of fiscal
                                                September 1994
                                                results.

                                SIGNATURES





  Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                              AMES DEPARTMENT STORES, INC.
                              (Registrant)





  Dated: December 12, 1994     /s/ Joseph R. Ettore
                              ---------------------------------------
                              Joseph R. Ettore, President, Director,
                              and Chief Executive Officer






  Dated: December 12, 1994     /s/ John F. Burtelow
                              ---------------------------------------
                              John F. Burtelow, Executive Vice
                              President and Chief Financial Officer






  Dated: December 12, 1994     /s/ William C. Najdecki
                              ---------------------------------------
                              William C. Najdecki, Senior Vice
                              President and Chief Accounting Officer

                                                                           EXHIBIT 11


                  AMES DEPARTMENT STORES, INC. AND SUBSIDIARIES
              SCHEDULE OF COMPUTATION OF PRIMARY EARNINGS PER SHARE
                 (Amounts in thousands except per share amounts)


                                                      For the Thirteen          For the Thirty-nine
                                                         Weeks Ended                Weeks Ended
                                                  October 29,  October 30,   October 29,  October 30,
                                                      1994         1993          1994         1993
                                                  ------------ ------------  ------------ ------------
    Loss before extraordinary item                    ($5,102)     ($2,581)     ($12,117)    ($30,529)
    Extraordinary gain (loss)                               -          928        (1,517)         928
                                                  ------------ ------------  ------------ ------------
         Primary net loss                             ($5,102)     ($1,653)     ($13,634)    ($29,601)
                                                  ------------ ------------  ------------ ------------
    Weighted average number of common shares
      outstanding during the period                    20,127       20,068        20,127       20,023

    Add: Common stock equivalent shares
      represented by the Series B Warrants                (a)          (a)           (a)          (a)

      Common stock equivalent shares
      represented by the Series C Warrants                (a)          (a)           (a)          (a)

      Common stock equivalent shares represented
      by management stock options granted on March
      17, May 1, June 9, and August 1, 1994               (a)            -           (a)            -
                                                  ------------ ------------  ------------ ------------
    Weighted average number of common and
    common equivalent shares used in the
    computation of primary earnings per share          20,127       20,068        20,127       20,023
                                                  ============ ============  ============ ============

    Primary earnings per share:
    Primary loss per share
      before extraordinary item                        ($0.25)      ($0.13)       ($0.60)      ($1.52)
    Extraordinary gain (loss)                               -         0.05         (0.08)        0.04
                                                  ------------ ------------  ------------ ------------
         Primary net loss per share                    ($0.25)      ($0.08)       ($0.68)      ($1.48)
                                                  ============ ============  ============ ============



    (a) Common stock equivalents have not been included because the effect would be anti-dilutive.

    Note: Fully diluted earnings per share has not been presented because the effect would be anti-dilutive for each of the periods.


                                     - 18 -
