Form 10-K
period 1995-01-28
AMES DEPARTMENT STORES INC
filed 1995-04-10
CIK 6071

FORM 10-K
                                SECURITIES AND EXCHANGE COMMISSION
                                      WASHINGTON, D.C. 20549




[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended        January 28, 1995
                      -------------------------------------

                                                 OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from                     to
                                    ---------------   ---------------


              AMES DEPARTMENT STORES, INC.
- -----------------------------------------  ------------
(Exact Name of Registrant as Specified In  Its Charter)


         DELAWARE                                      04-2269444
- -------------------------------         --------------------------------------
(State or Other Jurisdiction of         (I.R.S. Employer Identification Number)
 Incorporation or Organization)


2418 Main Street, Rocky Hill, Connecticut                        06067
- -----------------------------------------             --------------------------
(Address of Principal Executive Offices)                       (Zip Code)


Registrant's Telephone Number, Including Area Code          (203) 257-2000
                                                       ------------------------

Securities Registered Pursuant to Section 12(b) of the Act: None


Securities Registered Pursuant to Section 12(g) of the Act:


Title of Each Class             Name of Each Exchange on Which Registered
- -------------------             -----------------------------------------

Common Stock, $.01 par value                   NASDAQ

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

   Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.


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


                      Yes   X   No
                          -----    -----


   As of April 1, 1995, the aggregate market value of voting stock held by non-affiliates of the Registrant was $52,774,884 based on the last reported sale price of the Registrant's Common Stock on the NASDAQ National Market System.

   20,127,269 shares of Common Stock were outstanding on April 1, 1995.


   Documents Incorporated by Reference:   Portions of the Registrant's
definitive proxy statement to be filed pursuant to Regulation 14A within 120 days after the end of the Registrant's fiscal year are incorporated by reference in Part III.




Page 1 of 77 pages (including Exhibits)        Exhibit Index on page 57

                                            PART I


Item 1.   Description of Business

   (a) General

       Ames Department Stores, Inc. and its subsidiaries (collectively, "Ames" or the "Company") are retail merchandisers. As of April 1, 1995, Ames operates 305 discount department stores under the Ames name in 14 states in the Northeast, Middle Atlantic and Mid-West regions and the District of Columbia. The Company's stores are located in rural communities, some of which are not served by other large retail stores, high-traffic suburban sites, small cities and several major metropolitan areas. The stores largely serve middle and lower-middle income customers.

       Ames is a Delaware corporation organized in 1962 as a successor to a business originally founded in 1958. Ames was reorganized in December, 1992 under Chapter 11 of the United States Bankruptcy Code ("Chapter 11"). The principal executive offices are located at 2418 Main Street, Rocky Hill, Connecticut 06067, and the telephone number is (203) 257-2000.

       The Company has changed its method of designating fiscal years. Previously, the year ended January 28, 1995 would have been referred to as fiscal 1995. Since the majority of retailers commonly refer to this year as fiscal 1994, and because 11 of the 12 months in the fiscal year were in 1994, Ames will now use this designation.

   Fiscal 1994

       The Company took several steps in the fiscal year ended January 28, 1995 ("Fiscal 1994") to improve operations and its long-term competitive position:

    - In-Season Opportunistic Purchases: In an attempt to further differentiate its merchandise selection from the competition, the Company began a special purchase program ("Special Buys") in the second half of Fiscal 1994 that includes, among other items, odd-lot and closeout products. Special Buys allow the Company to offer brand name merchandise for significantly less than the original retail prices, and to offer customers different merchandise each week. In addition, these Special Buys, especially in apparel, can be obtained closer to and during the selling season and later in the merchandise buying cycle than is true for many of the Company's competitors.

    - Deemphasis on Certain Long-Term Purchase Commitments: The Company has begun to deemphasize long-term merchandise purchase commitments for fashion merchandise. The Company believes it can respond more effectively to trends by buying closer to customer needs and reducing the merchandise flow cycle time.
        The Company will, however, continue to utilize imports, overseas sources and other long-term merchandise commitments for several hardlines areas.

    - Targeted Advertising and Micro-marketing: As an example of targeted advertising and micro-marketing, in September, 1994 Ames launched a new senior citizen discount program ("55 Gold") that offers customers aged 55 and older a ten percent discount each Tuesday on all merchandise, including all sale items and Special Buys. The 55 Gold program allows Ames to better serve this important and growing segment of its customer base, many of whom may prefer to shop in the Company's stores rather than competitors' larger-size stores. To qualify for the discounts, shoppers are asked to complete a form and obtain a 55 Gold card. This process provides Ames with names and addresses for future targeted marketing. The Company believes micro-marketing, for example through the 55 Gold program and specific store location needs, can further differentiate Ames from its larger competitors.

    - Remodeling and New Stores: The first new store in more than four years was reopened in November, 1994 in Mt. Pocono, PA. This store, which has been very successful and will serve as a prototype store for future new and remodeled stores, includes, among other things, a wide variety and assortment of merchandise for the entire family; an easier-to-shop layout with "soft corner concepts" highlighting expanded domestics and furniture areas; an updated apparel presentation in the center of the store with more feature racks at different angles and plus-size items; large, bright signage; party, pets and crafts departments; and customer assistance phones, home delivery, gift wrapping, faxing and other services.


        Ames installed new apparel fixtures in all of its stores during Fiscal 1994 and continued the roll-out of party and pet departments within the stores. The Company also completed smaller scale remodels in 52 stores.

        The Company believes its operating performance and the availability of its financing facilities will provide sufficient liquidity to allow the Company to meet its financial obligations. The Company continually reviews the profitability of its stores in the ordinary course of business and closes or sells stores whose performance is thought to be inadequate. The Company will consider relocating certain stores and opening new stores, particularly in selected markets that would reinforce marketing programs, enhance name recognition, and/or achieve market penetration. Three new stores are currently expected to be opened by the Company in the fiscal year ending January 27, 1996 ("Fiscal 1995"). Ames announced in December, 1994 that the Camp Hill, PA store would close in the first quarter of Fiscal 1995.


    (b) Financial Information about Industry Segments.

        Ames operates self-service retail discount department stores selling a broad range of merchandise. There are no other reportable industry segments.

    (c) Narrative Description of Business.

        (i)  Services, Markets and Distribution

             Ames sells primarily brand name general merchandise, including the following items: family apparel and accessories, shoes, housewares, home furnishings, crafts, hardware and automotive accessories, sporting goods, toys, small appliances and consumer electronics, pre-recorded tapes and compact discs, jewelry, health and beauty products, household products, camera and photographic supplies, pet products, party and paper products, and school and office supplies. Although Ames attempts to be competitive on everyday pricing, the Company primarily employs a high/low promotional pricing strategy with an emphasis on quality weekly circular advertising. The Company will continue to stress depth and breadth of products in selected merchandise categories; clean, neat and well-maintained facilities; appealing merchandise presentation; and customer service.

             Merchandise is purchased centrally by Ames associates at the Rocky Hill, CT headquarters for all stores and is shipped by vendors either directly to individual stores or to Ames' distribution centers/warehouses in Massachusetts and Pennsylvania which then make deliveries to stores.

             For the last three fiscal years, women's apparel has been the only class of product that exceeded 10% of total sales, accounting for an average of approximately 13% of total sales. An average of approximately 21% of sales for the last three fiscal years were made using third party credit cards and the remainder were made by cash or check.


    The table below sets forth the number of retail stores in operation in each state at the end of each of the last three fiscal years.


                           Stores in Operation at Fiscal Year End
                           --------------------------------------
                            1994(a)       1993        1992
                           --------     --------    --------

    Connecticut               15          15          15
    Delaware                   4           4           4
    District of Columbia       1           1           1
    Maine                     28          28          28
    Maryland                  25          25          25
    Massachusetts             31          32          32
    New Hampshire             18          19          19
    New Jersey                 5           5           5
    New York                  81          81          81
    Ohio                      11          11          11
    Pennsylvania              54          54          55
    Rhode Island               7           7           7
    Vermont                   13          13          13
    Virginia                   6           6           6
    West Virginia              7           7           7
                             ---         ---         ---
       Total                 306         308         309
                             ===         ===         ===

(a) Includes one Pennsylvania store in the process of closing at year-end.


    (ii)   New Products.

           As discussed earlier, the Company began a special purchase program (see Item 1(a) - Fiscal 1994), and continued the roll-out of certain specialty departments during Fiscal 1994. These specialty departments included expanded party and paper products and expanded pet products. The Company intends to continue the expansion of successful specialty strategies to new and remodeled stores, as well as its offering of casual apparel and home products.

    (iii)  Raw Materials.

           The Company does not rely on any one or a few suppliers for a material portion of its purchases, and there is no current or anticipated problem with respect to the availability of merchandise.

    (iv)   Patents, Trademarks and Licenses.

           The mark "Ames" is registered with the United States Patent and Trademark Office. The Company considers this mark and the associated name recognition to be valuable to its business. The Company has a significant number of other trademarks, trade names, and service marks, some of which, such as "Crafts & More," "Pawsitively Pets," and "Party Plaza," are used in connection with certain of the Company's specialty departments within the stores. Although the Company considers these additional marks and its patents and licenses to be valuable in the aggregate, none of them individually is currently considered to have a material impact on the Company's business.

     (v)   Seasonality of Business.

           The Company's sales are greater during the second half of the fiscal year as a result of the back-to-school and Christmas shopping seasons. Sales are highest in the last fiscal quarter.

    (vi)   Working Capital.

           As of January 28, 1995, the Company's current ratio (current assets divided by current liabilities) was 1.7 to 1. See
           Item 7(b) - Management's Discussion and Analysis - Liquidity and Capital Resources for discussion of liquidity and plans to meet future liquidity needs.

           The demand for working capital is heaviest in April and May, and from August through November, when sufficient merchandise must be purchased for the spring, back-to-school and Christmas seasons, respectively.

    (vii)  Customers.

           No material part of the Company's business is dependent upon a single customer or a few customers. During Fiscal 1994, Ames had no single customer or affiliated group of customers to whom sales were made in an amount which accounted for 10% or more of the Company's total sales for such period.

           As is customary in the discount store industry, the Company's retail operations allow merchandise to be returned by
           customers.   In addition, the Company has a program that
           allows for the matching of its sales prices to the advertised sales prices of its local competitors upon presentation of proper proof of the competitor's advertised price on the same item. The Company also started a new senior citizen discount program in Fiscal 1994 (see Item 1(a) - Fiscal 1994). Merchandise may be purchased under the Ames' layaway plan.

   (viii)  Backlog.

           Backlog is not a significant factor in the Company's business.

    (ix)   Government Contracts.

           Ames has no material contracts with any government agency.

     (x)   Competition.

           Ames operates in a highly competitive environment. Ames competes with other stores, including large national and regional chains, in the purchase and sale of merchandise, as well as for store locations. Ames currently anticipates a further increase in competition from other discount store chains and is continuing the modification of its store operations, advertising, merchandise mix, and merchandise presentation (see Item 1(a) - Fiscal 1994).

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

           The policy of Ames is to compete with non-discount retail competitors primarily on the basis of price and selection of merchandise, and with all retail competitors primarily on the basis of convenience of location, price of merchandise, special purchases, depth and breadth of products in selected merchandise categories, and customer service.

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

   (xiii)  Employees.

           At April 1, 1995, Ames employed approximately 22,200 people.


(d) Foreign and Domestic Operations and Export Sales.

    The information called for by this item is not relevant to the Company's business.


Item 2.    Properties

    As of January 28, 1995, the Company's stores occupied a total of approximately 18,670,299 square feet. The average store size is approximately 61,000 square feet. On average, approximately 82% is selling area.

    The construction of one store located in Monroeville, PA was financed with an industrial development bond. Ames has an option to purchase this location at nominal cost at the expiration of the lease term in May, 2003. The land and buildings for seven store locations are owned by Ames (one of which was being offered for sale at January 28, 1995). The seven owned locations (with operating stores) are: Woodsville, NH; Bethel Park, Ellwood City, Grove City, Irwin, and No. Huntingdon, PA; and Lewiston, ME. The Bethel Park and Huntingdon, PA locations are subject to mortgages. The remainder of the Company's stores are leased, with the leases expiring at various times between 1995 and 2018. The leases generally have renewal options permitting extensions for at least five years. In addition, the leases typically provide for fixed annual rentals, payment of certain taxes, insurance and other charges, and additional rentals based on a percentage of sales in excess of certain fixed amounts. Except for certain point-of-sale equipment that is leased, vendor-owned greeting card equipment and leased department equipment, Ames owns the fixtures and equipment in its stores, some of which are subject to various financing arrangements.

    The Company's warehouse and distribution facilities in Leesport, PA, Clinton, MA, and Mansfield, MA are owned and occupy an aggregate of approximately 2,543,500 square feet. The construction of the facility in Clinton, MA was financed with industrial development bonds and the Mansfield, MA facility is subject to a mortgage. The Clinton, MA facility (459,000 square feet) is expected to be sold in the second quarter of Fiscal 1995. Transfer of the Clinton operations to the Company's distribution center in Leesport, PA began in January, 1995 and is expected to be completed by June, 1995. A former distribution center in McKeesport, PA is also currently being offered for sale or lease.

    Ames leases approximately 386,000 square feet of space in Rochester, NY under a lease expiring on December 31, 1997, with three ten-year renewal options. These premises have been subleased to an unaffiliated tenant for the remainder of the lease term. In early Fiscal 1995, Ames received payment for a lease and sublease to a 260,000 square foot warehouse in Indianapolis, IN for which it had assigned its interest in early 1993.

    Ames owns and occupies its 217,000 square foot corporate office in Rocky Hill, CT. The Company also has a lease for 135,000 square feet of combined storage, office and printing space in East Hartford, CT.


Item 3.    Litigation

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

PART II


Item 5.    Market for the Registrant's Common Stock and Related
          Matters Concerning Security Holders.

    The Company's common stock is listed on the NASDAQ National Market System ("NASDAQ"; symbol: AMES). As of April 1, 1995, Ames had 5,529 shareholders of record. Certain restrictions applied to the purchase and trading of the common stock through December, 1994. Low and high prices of the Company's common stock for Fiscal 1994 and for the fiscal year ended January 29, 1994 ("Fiscal 1993"), as reported on NASDAQ, are shown in the table below:

                          Fiscal 1994           Fiscal 1993
                         Low       High        Low       High
                       ------------------    -----------------

     1st Quarter       $2  6/16 $6  1/2      $2  5/8   $4  5/8
     2nd Quarter        2 14/16  5  1/4       2  1/8  3 7/16
     3rd Quarter        2 14/16  4 5/16       1  1/2  2  3/4
     4th Quarter        2  1/4   3  5/8       1 9/16  3   -


    There were no quarterly dividends paid by Ames to the holders of its common stock during these periods. Dividends cannot be declared under the terms of the Company's revolving credit facility. On November 30, 1994, the Company adopted a Stock Purchase Rights Agreement as described in Note 7 to the Consolidated Financial Statements.


Item 6.    Selected Financial Data

    The following selected financial data of Ames should be read in conjunction with the Consolidated Financial Statements and related Notes appearing elsewhere in this Form 10-K.

                                     (in thousands except per share data)
           ------------------------------------------------------------------------------------------

                  Fiscal Year     Fiscal Year      Five Weeks           Forty-eight      Fiscal Year    Fiscal Year
                     Ended          Ended            Ended              Weeks Ended        Ended          Ended
                  Jan. 28, 1995  Jan. 29,1994     Jan. 30, 1993         Dec. 26, 1992    Jan. 25, 1992   Jan. 26, 1991
                  -------------  -------------    -------------         --------------   -------------   --------------
Net sales          $2,142,827    $2,123,527           $142,349      |   $2,284,026        $2,819,435        $3,109,080
Net income (loss)     $17,026(a)    $10,823(b)        ($23,892)     |     $718,888(c)      ($282,382)(d)     ($793,459)(e)
Net income (loss)                                                   |
  per common sh.         $.79(a)       $.51(b)          ($1.19)     |         -   (c)         ($7.87)(d)       ($21.47)(e)
Total assets         $533,388      $567,131           $638,046            $725,026      | $1,389,645        $1,617,448
Long-term debt &                                                                        |
  capital leases      $77,095       $93,309           $176,239            $176,484      |    $64,445           $84,002
Liab.'s subject                                                                         |
  to settlement           -          -             -        -           $1,776,634      | $1,726,621

    Note: In accordance with fresh-start reporting, the purchase method of accounting was used to record the fair value of assets and assumed liabilities as of December 26, 1992. Accordingly, the selected financial data above for January 1995, 1994, and 1993, and December 1992 is not comparable in certain material respects to such data for prior periods.

    (a) Includes an extraordinary loss of $1.5 million, or $.07 per share, for the early extinguishment of debt; after-tax property gains of $5.7 million; an after-tax charge of $.9 million for the costs associated with closing the Clinton, MA distribution center; and an after-tax non-recurring gain of $8.3 million for a litigation settlement.

    (b) Includes an extraordinary gain of $0.9 million, or $.04 per share, for the early extinguishment of debt and after-tax property gains of $1.0 million.

    (c) Excludes the results of 60 stores after the date of their announced closings (October 30, 1992), closed as part of the Company's final restructuring prior to its emergence from Chapter 11. Includes an extraordinary gain of approximately $1.25 billion on debt discharged pursuant to the plan of reorganization; a charge for revaluation of assets and liabilities under fresh-start reporting of $391.2 million; restructuring charges of $88.5 million (for the costs of rejected leases, closing costs associated with the 60 closed stores, costs for discontinuance of private-label children's apparel, and certain home office and field employee severance costs); and bankruptcy expenses of $25.5 million. Net earnings per share was not presented for the forty-eight week period ended December 26, 1992 because such presentation would not be meaningful. The old common stock was canceled under the plan of reorganization and the new common stock was not issued until December 30, 1992.

    (d) Excludes the results of 84 stores after the date of their announced closings (January 26, 1991 for 7 stores and September 28, 1991 for 77 stores), closed as part of the Company's restructuring. Includes bankruptcy expenses of $28.0 million and restructuring charges of $147.2 million for the costs of rejected leases, closing 77 stores and other facilities, and associated restructuring.

    (e) Excludes the results of 227 stores after the date of their announced closings (April 28, 1990 for 221 stores and October 27, 1990 for 6 stores), closed as part of the Company's restructuring. Includes bankruptcy expenses ($22.5 million) and adjustments necessary to provide for a reserve for costs associated with rejected leases and closing stores and other facilities under the Company's restructuring ($373.5 million); estimated settlements of accounts payable amounts resulting from the bankruptcy claims filing process ($40.0 million); inventory markdown reserves required for planned special promotions ($124.5 million); and the write-off of certain capitalized costs ($28.0 million).

Item 7. Management's Discussion and Analysis of Financial
          Condition and Results of Operations

        (a) Results of Operations


                                           Fiscal Year Ended
                     ------------------------------------------------------------------
                     January 28, 1995             January 29, 1994    January 30, 1993*
                     -----------------            ----------------    -----------------
                         Discount                    Discount         Discount   Crafts
                          Stores                      Stores          Stores    & More
                        ---------                     --------        --------   ------
Stores, beg. of period    308                          309             371        13
New stores                  1 (a)                       -                -         -
Closed stores              (3)(b)                       (1)(a)         (62)(c)    (13)(c)
                          ----                         ----           -----       ----
Stores, end of period     306                          308              309          0
                          ====                         ====           =====       ====

           * Includes the forty-eight weeks ended December 26, 1992 (pre-consummation) and five weeks ended January 30, 1993 (post-consummation).


    (a) Represents the Mt. Pocono, PA store that was destroyed by fire on November 2, 1993, rebuilt by the landlord, and reopened by the Company in November, 1994.

    (b) Does not include one store in the process of closing at year-end.

    (c) Includes 60 discount stores and 3 Crafts & More stores in the process of closing at January 30, 1993.


    The historical results of operations exclude the results of the 60 stores (closed in March, 1993 as part of the Company's restructuring) after the date of their announced closings (October 30, 1992).



    The following discussion and analysis is based on the results of operations of the Company for Fiscal 1994 and 1993, the five-week period ended January 30, 1993 and the forty-eight week period ended December 26, 1992 (combined - "Fiscal 1992"). The Company's results of operations for Fiscal 1994 and 1993 and for the five-week period ended January 30, 1993 are not comparable in certain material respects to its results of operations for prior periods due to the Company's adoption of fresh-start reporting as of December 26, 1992 (Note 2 to the Consolidated Financial Statements). For purposes of the following discussion, comparison of the Company's results of operations for Fiscal 1994 and 1993 and for the five-week period ended January 30, 1993 to prior periods are made only when, in the Company's opinion, such comparisons are meaningful. The financial information set forth below should be read in conjunction with the Consolidated Financial Statements of Ames Department Stores, Inc. and its subsidiaries included elsewhere in this filing.

    The Company's business is seasonal in nature, with a large portion
(33% in Fiscal 1994) of its net sales occurring in the fourth quarter, which includes the Christmas selling season. Total sales, including sales from leased departments, for the last three fiscal years and the respective total sales percentage increases/decreases and comparable store sales percentage increases/decreases over the prior year for stores that have been open and operated by Ames for at least the prior full fiscal year were:


                                     (000's omitted)     Percentage Increases (Decreases)
                                     --------------- -----------------------------------
   Fiscal Year Ended                   Total Sales      Total Sales    Comparable Stores
  -------------------                ---------------   -------------  -------------------
  January 28, 1995                       $2,242,270        0.6%            1.7%

  January 29, 1994                       $2,228,135      (12.4)%          (2.3)%

  January 30, 1993                       $2,543,573(a)   (14.0)%           0.0%

The rate of inflation did not have a significant effect on sales during these periods.

    (a) Represents the total sales from the combined fifty-three weeks ended January 30, 1993.



Results of Operations for Fiscal 1994 Compared to Fiscal 1993


    The Company reported improvements in Fiscal 1994 in sales, EBITDA (as defined in Note 5) and net earnings. The sales and EBITDA improvements reflected, in part, the beginning of the Company's efforts to generate customer excitement and sales through opportunistic purchases, targeted advertising and micro-marketing, remodeling, and maintaining an improved in-stock inventory position.

    Total sales increased 0.6% from Fiscal 1993 due to an increase of 1.7% in comparable store sales, partially offset by the closing of three stores during Fiscal 1994 and a 4.1% decline in leased department (shoes) comparable store sales. The major causes for the improvement in comparable store sales were an improved in-stock inventory position, additional circular advertising, opportunistic purchases, and a new senior citizen discount program, partially offset by additional new discount store competition and a continued weak apparel sales market.

    The following table sets forth the results of operations for the fiscal year ended January 28, 1995 and for the fiscal year ended January 29, 1994 in millions and as a percentage of net sales:


                                      Fiscal Year Ended   Fiscal Year Ended
                                      January 28, 1995    January 29, 1994
                                    --------------------  ---------------------
                                      $ mil.  % of Sales    $ mil.   % of Sales
                                     ------- -----------    -------  -----------
 Net sales                           $2,142.8       100.0%  $2,123.5  100.0%
 Costs, expenses and (income):
  Cost of merchandise sold            1,571.2        73.3    1,537.4   72.4
  Selling, gen.and admin. expenses      569.6        26.6      586.3   27.6
  Leased dept. and other oper. income   (30.3)       (1.4)     (34.4)  (1.6)
  Depreciation and amort. expense         5.3         0.2        2.1    0.1
  Amort. of the excess of revalued
   net assets over equity                (6.1)       (0.3)      (6.2)  (0.3)
  Interest and debt expense, net         25.4         1.2       26.4    1.3
  Gain on disposition of properties      (8.3)       (0.4)      (1.3)  (0.1)
  Nonrecurring gain-litigation settle.  (12.0)       (0.6)         -      -
  Distribution center closing costs       1.3         0.1          -      -
                                     ---------      ------  --------- -------
 Income before income taxes
  and extraordinary item                 26.7         1.3       13.2    0.6

 Income tax provision                    (8.2)       (0.4)      (3.3)  (0.1)
                                     ---------      ------  --------- -------

 Income before extraordinary item        18.5         0.9        9.9    0.5

 Extraordinary gain (loss)               (1.5)       (0.1)        .9    0.0
                                     ---------      ------  --------- -------

  Net income                            $17.0         0.8%     $10.8    0.5%
                                       =======       =====    =======  =====



    Gross margin declined $14.5 million or 0.9% as a percentage of net sales in Fiscal 1994 compared to Fiscal 1993. Sales of certain higher-margin items, such as ladies apparel, accessories, and crafts, declined; distribution center inventory shortage was higher; and purchase discounts were significantly lower in Fiscal 1994. In addition, advertising and clearance markdowns were both higher in Fiscal 1994 compared to Fiscal 1993. These factors were partially offset by strong performances in childrens apparel, domestics and housewares in Fiscal 1994. The Company expects the decline in gross margin as a percentage of net sales to continue in the first and second quarters of Fiscal 1995.

    Selling, general and administrative expenses decreased $16.7 million or 1.0% as a percentage of net sales in Fiscal 1994 compared to Fiscal 1993. Reductions in store non-payroll, advertising, home office and field support expenses were partially offset by an increase in store payroll expense in Fiscal 1994. This reflects the Company's commitment to reduce expenses and invest, where possible, in areas directly affecting customer service. The Company's self-insurance expense was lower in Fiscal 1994 compared to Fiscal 1993 due to a continued improved trend in claims experience.

    Leased department and other operating income declined $4.1 million or 0.2% as a percentage of net sales in Fiscal 1994 compared to Fiscal 1993. This decline was due, in part, to the decline in leased department sales.

    Depreciation and amortization expense increased $3.2 million or 0.1% as a percentage of net sales in Fiscal 1994 compared to Fiscal 1993. The adoption of fresh-start reporting at December 26, 1992 resulted in the write-off of all of the Company's noncurrent assets at that date, and therefore depreciation and amortization expense for Fiscal 1994 was for capital additions subsequent to December 26, 1992. The amortization of the excess of revalued net assets over equity under fresh-start reporting remained approximately the same. The Company is using a ten-year life for the period of amortization.

    Interest and debt expense declined $1.0 million or 0.1% of net sales in Fiscal 1994 compared to Fiscal 1993. The Company had a daily weighted average of $96.1 million in outstanding debt under its revolving credit facilities during Fiscal 1994 compared to $89.3 million in Fiscal 1993. In June, 1994, the Company prepaid approximately $69 million of debt utilizing a portion of the New Facility (Note 5) and the funds that were no longer required to be restricted for the collateralization of letters of credit. The favorable impact on interest expense from this prepayment has been partially offset by an increase in market interest rates and the amortization of the financing costs associated with the New Facility.

    During Fiscal 1994, the Company sold several properties (Note 15) for a combined total of $8.8 million in proceeds and recognized gains totalling $8.3 million.

    The closing on the Wertheim Settlement Agreement (Note 12) occurred in June, 1994 and the Company recognized a nonrecurring gain for its $12 million portion of the settlement.

    During Fiscal 1994, the Company announced its decision to close the Clinton, MA distribution center in June, 1995 and recorded a provision of $1.3 million in Fiscal 1994 for the estimated costs associated with the closing (Note 16). Transfer of the Clinton operations to the Company's Leesport, PA distribution center is expected to be completed in June, 1995. This consolidation is part of the Company's continuing productivity enhancement and expense-reduction efforts. Use of enhanced automation capabilities in the Leesport facility will allow the Company to efficiently service its stores with fewer distribution centers. The Company currently anticipates this consolidation will result in future pre-tax savings of approximately $3 million per year.

    As a consequence of fresh-start reporting and SFAS No. 109 (Note 9), the Company recorded a non-cash income tax provision of $8.2 million for Fiscal 1994 with an associated increase of $8.2 million in additional paid-in capital.

    As a result of the debt refinancing and associated prepayment of certain debt, the Company recorded a non-cash extraordinary charge of $1.5 million, net of tax benefit of $0.7 million, in Fiscal 1994. The charge was primarily for the write-off of deferred financing costs and debt discounts related to the debt that was prepaid.


Results of Operations for Fiscal 1993 Compared to Fiscal 1992


    Despite a continued difficult economic environment in the Northeast and a decline in comparable store sales, the Company reported improvements in Fiscal 1993 in its gross margin rate, operating earnings and net earnings, reflecting, in part, its emphasis on higher-margin sales and inventory and expense controls.

    Total sales declined 12.4% from Fiscal 1992 due to the closing of 62 stores during Fiscal 1992, one less week in Fiscal 1993, and a decrease of 2.3% in comparable store sales. The major causes for the decline in comparable store sales were the Company's de-emphasis of several lower-margin hardline categories, reduced broadcast advertising, severe winter weather during the first and fourth quarters of Fiscal 1993, a weak apparel market, and increased discount store competition, partially offset by sales increases from remodeled stores, expansions of certain specialty departments, and additional circular advertising.

    Sales of the Company's leased departments were $104.6 million or 4.7% of total sales for Fiscal 1993 compared to $117.2 million or 4.6% of total sales for Fiscal 1992. The decline of $12.6 million in leased department sales was due to the closing of the 62 stores, one less week, and a decrease of 1.2% in leased department comparable store sales.

    To facilitate a comparison of the Company's operating results for Fiscal 1993 with results achieved in Fiscal 1992, including the predecessor's results, the following discussion and analysis incorporates certain pro forma data of the Company, which is summarized in the note titled "Pro Forma Summary Information (Unaudited)" in the Notes to the Consolidated Financial Statements. The pro forma data was prepared under the assumption that the closing of the 60 stores (announced in October, 1992) and the reorganization and related financing occurred at the beginning of Fiscal 1992.

    In the Company's judgement, the pro forma data enhances the ability to understand the results of operations of the Company for the 52 weeks ended January 29, 1994 compared with those for the combined 53 weeks ended January 30, 1993. The pro forma data is for illustrative purposes only and should not be construed to be indicative of the Company's results of operations that actually would have resulted if the transactions were consummated on the date assumed and do not project the Company's results of operations or trends for any future date or period.

    The following table sets forth the historical operating results for the 52 weeks ended January 29, 1994 and the unaudited pro forma operating results for the 53 weeks ended January 30, 1993 in millions and as a percentage of net sales:

                                                                Unaudited
                                                                Pro Forma
                                       Fiscal Year Ended     Fiscal Year Ended
                                       January 29, 1994      January 30, 1993
                                     --------------------   --------------------
                                       $ mil.  % of Sales    $ mil.  % of Sales
                                     --------  ----------   -------  -----------
 Net sales                           $2,123.5       100.0%  $2,208.6  100.0%
 Costs, expenses and (income):
  Cost of merchandise sold            1,537.4        72.4    1,640.6   74.3
  Selling, gen. and admin. expenses     586.3        27.6      597.9   27.1
  Leased dept. and other oper. income   (34.4)       (1.6)     (34.9)  (1.6)
  Depreciation and amort. expense         2.1         0.1        1.2    0.1
  Amort. of the excess of revalued
   net assets over equity                (6.2)       (0.3)      (6.0)  (0.3)
  Interest and debt expense, net         26.4         1.3       23.0    1.0
  Gain on disposition of properties      (1.3)       (0.1)        -      -
                                     ---------      ------  --------- --------
 Income (loss) before income taxes
  and extraordinary item                 13.2         0.6      (13.2)  (0.6)

 Income tax provision                    (3.3)       (0.1)        -      -
                                     ---------      ------  --------- -------
 Income (loss) before extraord. item      9.9         0.5      (13.2)  (0.6)

 Extraordinary gain                       0.9         0.0         -      -
                                     ---------      ------  --------- -------
 Net Income (loss)                     $10.8         0.5%    ($13.2)  (0.6)%
                                     =========      ======  ========= =======

    Gross margin increased $18.1 million or 1.9% as a percentage of net sales in Fiscal 1993 compared to pro forma Fiscal 1992. The Company emphasized higher- margin products in its merchandise mix and in its advertising in Fiscal 1993. For example, Ames continued with the installation within the stores of certain specialty departments, such as Crafts & More, Party Plaza and Pawsitively Pets departments, and the remodeling and expansions of jewelry departments. Broadcast advertising, which resulted in higher sales but lower margins in Fiscal 1992, was reduced and more narrowly focused by limiting the percents-off primarily to specific merchandise departments. In addition, although advertising markdowns were significantly higher in Fiscal 1993, clearance markdowns and inventory shrink were significantly lower due primarily to tighter inventory (and other operating) controls. Inventory shortage was reduced by 0.6% of net sales. Pro forma gross profit for Fiscal 1992 included a LIFO credit of $5.8 million as compared to no LIFO charge or credit in Fiscal 1993.

    Selling, general and administrative expenses decreased $11.6 million but increased as a percentage of net sales by 0.5% in Fiscal 1993 compared to pro forma Fiscal 1992. The dollar decrease was primarily due to reductions in home office expenses and one less week in Fiscal 1993, while the increase as a percentage of net sales was primarily due to the lower sales base upon which the percentage is calculated. Advertising expense was slightly higher in Fiscal 1993 compared to pro forma Fiscal 1992 due to additional circular advertising, partially offset by less broadcast advertising. Store payroll expense was slightly higher but other store expenses were slightly lower in Fiscal 1993 compared to pro forma Fiscal 1992. The Company began a program to improve customer service in Fiscal 1993 by, among other things, increasing its investment in store payroll. The Company's self-insurance expense was significantly reduced in Fiscal 1993 due to an improved trend in claims experience. Field support expenses were constant between the two fiscal years.

    Leased department and other operating income declined $0.5 million in Fiscal 1993 compared to pro forma Fiscal 1992, but remained the same as a percentage of sales. The decline was primarily attributable to the decrease in leased department (shoes) sales.

    Depreciation and amortization expense increased $0.9 million but remained the same as a percentage of sales in Fiscal 1993 compared to pro forma Fiscal 1992. The adoption of fresh-start reporting at December 26, 1992 resulted in the write-off of all of the Company's noncurrent assets at that date, and therefore depreciation and amortization expense for Fiscal 1993 was for capital additions subsequent to December 26, 1992. The amortization of the excess of revalued net assets over equity under fresh-start reporting resulted in a $6.2 million credit to the Fiscal 1993 results. The Company is using a ten-year life for the period of amortization.

    Interest and debt expense increased $3.4 million or 0.3% of net sales in Fiscal 1993 compared to pro forma Fiscal 1992. Approximately $1.3 million of fees related to the Credit Agreement (Note 5) and the Letter of Credit Facility (Note 5) were charged to interest and debt expense in Fiscal 1993. The Company had a daily weighted average of $89.3 million in outstanding debt during Fiscal 1993 under the revolving credit portion of the Credit Agreement. These borrowings were utilized for seasonal inventory purchases and for the required cash collateralization of outstanding letters of credit.

    During Fiscal 1993, the Company sold a shopping plaza and its corporate jet for a combined total of $3.4 million in proceeds and recognized gains totalling $1.3 million.

    As a consequence of the adoption of fresh-start reporting and SFAS No. 109, the Company recorded a non-cash income tax provision of $3.3 million for Fiscal 1993 with an associated increase of $3.3 million in additional paid-in capital.

    The Company recorded an extraordinary gain of $.9 million, before and after income taxes, from the early settlement of certain tax notes during Fiscal 1993.


(b) Liquidity and Capital Resources.

Credit Facilities - Fiscal 1994 and Fiscal 1993

    The Company's principal sources of liquidity are certain available credit facilities, cash from operations, and cash on hand. On April 28, 1994, the Company entered into an agreement with BankAmerica Business Credit, Inc., as agent, and a syndicate consisting of seven other banks and financial institutions, for a secured revolving credit facility of up to $300 million (the "New Facility") that contains terms, covenants and interest rates that the Company believes are generally more favorable than those in the prior Credit Agreement. The New Facility is in effect until June 22, 1997, is secured by substantially all of the assets of the Company, and requires the Company to meet certain quarterly financial covenants. Ames is in compliance with the financial covenants through January, 1995. Reference can be made to Note 5 for a further description of the New Facility.

    In June, 1994, the Company used the funds that were no longer restricted for the collateralization of letters of credit, and funds from the New Facility, to prepay the then-outstanding Series A, B and D Notes, a $1.2 million term note, and the outstanding borrowings under the Credit Agreement. The Company's peak borrowing level in Fiscal 1994 under the New Facility was $177.5 million. Ames repaid all such borrowings by December, 1994, and fulfilled its "clean-up" requirement (Note 5) in January, 1995.

    Upon consummation of the plan of reorganization in December, 1992, Ames had obtained $210 million of post-emergence financing (the "Credit Agreement"), including approximately $176 million in the form of revolving credit financing (the "Revolver"). In addition, Ames obtained a $90 million letter of credit facility (the "Letter of Credit Facility") which was later increased to $120 million. The Company's historical borrowing patterns changed as a result of the Letter of Credit Facility. That facility required cash collateralization at 105% of outstanding letters of credit, which in turn required an average incremental increase of approximately $60 million in outstanding revolving credit borrowings in Fiscal 1993. The Company's peak borrowing level was $161.9 million under the Revolver in Fiscal 1993. Ames repaid all borrowings under the Revolver in December, 1993 before borrowing $15.4 million in January, 1994.

Before Reorganization

    Other than payments approved by the Bankruptcy Court made to secured creditors as adequate protection payments, or costs to cure defaults on leases and contracts assumed in the Chapter 11 case, principal and interest payments on indebtedness incurred prior to the filing of the petitions under Chapter 11 on April 25, 1990 (the "Filing Date") were not made during the Chapter 11 proceedings. Virtually all pre-petition indebtedness of Ames was subject to settlement under the reorganization case as a result of the filing of the petitions under Chapter 11.

    Chemical Bank, as agent for a group of banks, initially provided the Company with a $250 million Debtor-in-Possession Revolving Credit Agreement (the "DIP Facility") during Chapter 11. The DIP Facility provided Ames, at variable interest rates, with a line of credit and letter of credit facility that could be used to purchase inventory and for other corporate purposes. The DIP Facility was lowered to $200 million in August, 1992 and expired, in accordance with its terms, on December 30, 1992, the consummation date of the Company's plan of reorganization (the "Consummation Date").

Review of Cash Flows, Liquidity and Financial Condition

    The Company's unrestricted cash position increased $11.9 million during Fiscal 1994. This increase was primarily due to $83.5 million in net cash provided by operations and $53.9 million of restricted cash withdrawals, partially offset by $24.5 million of fixed asset purchases, the paydown of $15.4 million in the outstanding balance under revolving credit facilities, and the payments of $87.8 million on debt and capital lease obligations, including the prepayments of $67.7 million on certain debt described above. Please see below for further discussions of activities affecting cash and liquidity for Fiscal 1994.

    Ames experienced a decline of $15.4 million in unrestricted cash during Fiscal 1993. This decline was primarily due to the payment of approximately $15.0 million of deferred distributions under the plan of reorganization, payments of $13.7 million of other debt and capital lease obligations, payments of $32.4 million of restructuring costs, purchases of $20.2 million of fixed assets, and the paydown of $7.6 million in the outstanding balance under the Revolver, partially offset by a combined $40.5 million of cash proceeds on sales of net assets held for disposition and other properties, $27.7 million of restricted cash withdrawals, and $7.3 million in net cash provided by operations prior to the payment of restructuring costs. Please see below for further discussions of activities affecting cash and liquidity for Fiscal 1993.

    Ames experienced a total cash decrease of $25.6 million for the forty-eight weeks ended December 26, 1992, prior to the consummation cash distributions. The Company's unrestricted cash position declined $21.2 million for the five weeks ended January 30, 1993. The 48-week decline was primarily due to the operating loss incurred, partially offset by the proceeds from the sale of assets held for disposition (primarily from the 77 store closings). The 48-week cash decline caused Ames to increase its peak borrowings by $40 million under the DIP Facility as compared to the prior year. The January cash decrease was primarily a result of the reduction of accounts payable and the operating loss incurred, partially offset by the initial proceeds from the sale of inventories at the 60 closing stores and short-term borrowings under the Revolver. Please see below for further discussions of activities affecting cash and liquidity for Fiscal 1992.

    The New Facility does not require cash collateralization of letters of credit, except in limited instances. As of January 29, 1994 and January 30, 1993, approximately $55.0 and $57.4 million, respectively, was placed for collateral pledge and consignment with Republic National Bank of New York as a condition precedent to the issuance of letters of credit under the Letter of Credit Facility. This cash collateral was included in "Restricted cash and short-term investments." Approximately $66.3 million had been placed as such collateral at the Consummation Date. The amounts of cash collateral changed as the balances outstanding under the Letter of Credit Facility changed, since the cash collateral had to equal 105% of the Company's outstanding obligations, including $5.5 and $6.5 million at January 29, 1994 and January 30, 1993, respectively, for future increases to standby letters of credit to cover expected workers' compensation claims. Ames earned interest on the invested cash collateral.

    As of January 28, 1995, January 29, 1994 and January 30, 1993, Ames also restricted approximately $0.2, $1.0 and $26.3 million of cash, respectively, for expected payments of certain remaining administrative and priority claims under the plan of reorganization. This amount was also included in "Restricted cash and short-term investments." The associated liability was included in "Accrued expenses." Approximately $37.7 million had been placed on deposit for such claims at the Consummation Date. The Company earns interest on invested segregated funds. As of January 28, 1995, the Company also had $1.8 million of cash received in escrow from the December, 1994 sale of a store's lease interest. The cash was released from escrow in February, 1995.

    The changes in working capital and other, net, in the consolidated statements of cash flows exclude reclassifications related to the restructuring and Chapter 11 proceedings. The following two paragraphs detail the components of restricted cash prior to the Company's emergence from Chapter 11 and the related cash flows from the sale of assets held for disposition through December 26, 1992.

    Ames received and segregated through December 26, 1992, pursuant to Bankruptcy Court orders or agreements with creditors, $244.9 million of proceeds from the sales of inventory, lease contracts, furniture and equipment pursuant to the closing of 221 stores and other asset sales and $27.1 million of interest on such proceeds. Pursuant to a Bankruptcy Court order and agreements with creditors, Ames was authorized to draw up to $51.0 million of such segregated proceeds and interest to pay for actual expenses incurred in connection with the closing of the 221 stores and related restructuring costs. Furthermore, Ames applied for and received Bankruptcy Court approval to use certain additional segregated proceeds. Through December 26, 1992, Ames had drawn $62.3 million of these funds ($41.4 million representing the reimbursement for actual expenses incurred in connection with the closing of the 221 stores). In addition, other funds totalling $21.8 million were segregated for payment of sales and payroll taxes and utilities incurred after the Filing Date, as well as for the payment of certain mortgages. Prior to distribution on the Consummation Date, Ames had on hand $231.5 million of cash and short-term investments related to the 221 stores and related escrow funds whose use was restricted and subject primarily to Bankruptcy Court approval.

    In addition, Ames received and segregated through December 26, 1992, pursuant to Bankruptcy Court orders, $42.2 million of proceeds from the sales of inventory and other assets pursuant to the closing of 77 stores and $8.5 million from the sale of Mathews & Boucher, Inc. ("M&B"), the Company's former wholesale sporting goods distributor, and $1.0 and $.3 million of interest on such proceeds, respectively. Through December 26, 1992, Ames had drawn $17.6 and $.4 million from the 77 store funds and M&B funds, respectively, to pay for expenses incurred in connection with the closings and sale. Prior to the distribution on the Consummation Date, Ames had on hand $25.7 million and $8.3 million of cash and short-term investments related to the 77 stores and M&B, respectively, whose use was restricted and subject primarily to Bankruptcy Court approval.

    Merchandise inventories declined $12.0 million during Fiscal 1994 primarily due to strong fourth quarter sales. Inventories had declined $22.4 million during Fiscal 1993 primarily as a result of planned reductions and stringent inventory controls. Inventories had also declined $13.4 million during the five weeks ended January 30, 1993, primarily as a result of January clearance sales. Inventories had increased $38.0 million to $478.0 million at December 26, 1992 from $440.0 million at January 25, 1992 due primarily to the lower than planned Christmas season sales, the timing of inventory shipments and clearance sales, and the elimination of the LIFO reserve of $34.3 million at December 26, 1992, partially offset by the effect of the closing of the 60 stores, which contained approximately

$67.9 million of inventory at January 25, 1992. Inventory shipments were unusually low immediately prior to January 25, 1992 and post-Christmas clearance sales took place after December 26, 1992. The LIFO reserve as of December 26, 1992 was eliminated in connection with the adoption of fresh-start reporting. Ames remained on the LIFO method after emergence from Chapter 11, but there was no LIFO charge or credit in Fiscal 1994, 1993 and January, 1993 because inventory levels declined, the Company's merchandise mix continued to change, and inflation was insignificant during those periods.

    Accounts payable increased $54.4 million during Fiscal 1994, due primarily to longer payment terms. During Fiscal 1994, the Company began a concerted effort to return to normal industry payment terms by lengthening its payment terms with merchandise vendors. Accounts payable had increased $4.8 million during Fiscal 1993, due primarily to the timing of inventory shipments prior to January 29, 1994, and declined $57.1 million during the five weeks ended January 30, 1993, primarily as a result of the timing of inventory shipments at December 26, 1992 and the curtailment of purchases at the 60 closing stores. Trade accounts payable at January 30, 1993 were almost twice the level at January 25, 1992 due to the unusually low level of inventory shipments prior to the previous year-end. Accounts payable had increased $57.9 million during the forty-eight weeks ended December 26, 1992 primarily due to the inventory build-up and the timing of inventory shipments discussed above, partially offset by the curtailment of purchases at the 60 closing stores. During Fiscal 1994, 1993 and 1992, the Company paid its trade payables within the terms negotiated with vendors.

    During Fiscal 1993 and January 1993, accrued expenses and the restructuring reserve both declined significantly as a result of payments out of the segregated account and payments associated with the 60 closing stores. Accrued expenses had increased significantly at December 26, 1992 from January 25, 1992 primarily due to the segregated account liability, which contained a larger accumulation of professional fees and assumed lease liabilities.

    The Company and its pre-petition lenders agreed to a restructuring of the Company's obligations as part of the plan of reorganization. The new obligations consisted primarily of secured notes that certain banks elected to receive, which were prepaid in Fiscal 1994, and deferred cash distributions. The major component of the "Current portion of long-term debt" at January 28, 1995 and January 29, 1994 related primarily to cash distributions of $8.0 million paid on January 31, 1995 and January 31, 1994 pursuant to the plan of reorganization.

    There were no outstanding borrowings under the New Facility as of January 28, 1995. The "Note payable" of approximately $15.4 million at January 29, 1994 was the amount outstanding under the Revolver. The "Unfavorable lease liability" was recorded as part of fresh-start reporting and "Other long-term liabilities" consist primarily of the long-term portion of unemployment tax reserves. The unemployment tax reserves were recorded at October 24, 1992 for the higher unemployment taxes to be paid as a result of the large number of store closings and associated reductions in work force during the Company's restructuring.

    No dividends were paid while Ames was under the protection of Chapter 11, or since its emergence from Chapter 11. The Company is restricted from declaring dividends under the New Facility.

Capital Expenditures

    Capital expenditures for Fiscal 1994 were $24.5 million and included, among other things, new apparel fixtures for all stores, small-scale remodeling of 52 stores, and the rollout of certain specialty departments to additional stores. The increase in capital expenditures from Fiscal 1993 was due primarily to the Fiscal 1994 expenditures for the new apparel fixtures. The decrease from the Fiscal 1992 expenditures of $29.0 million was due primarily to the Fiscal 1992 costs related to the complete remodeling of 18 stores.

    Capital spending is expected to be approximately $25.0 million for Fiscal 1995, primarily for small-scale remodels at 22 stores, complete remodels at 20 stores and the anticipated opening of three new stores. The Company expects to finance equipment purchases, new store fixtures and equipment, and the remodeling of existing stores through internally-generated funds. The Company adjusts the plans for making such expenditures depending on the amount of internally-generated funds available. Land, buildings and improvements are financed principally through either long-term capital or operating leases.

Summary

    The Company believes the ability to meet its financial obligations and make planned capital expenditures will depend on the Company's future operating performance, which will be subject to financial, economic and other factors affecting the industry and operations of the Company, including factors beyond its control. The Company believes its operating performance and the availability of its financing facilities will provide sufficient liquidity to allow the Company to meet its financial obligations.

    Ames currently anticipates the following investment and financing activities for Fiscal 1995: capital expenditures as described above, seasonal borrowings and payments under the New Facility, planned payments of debt and capital lease obligations, and the sale of certain properties and lease interests.

    The Company believes the actions set forth above and the availability of its financing facilities, together with the Company's available cash and expected cash flows from Fiscal 1995 operations and beyond, will enable Ames to fund its expected needs for working capital, capital expenditures and debt service requirements. Achievement of expected cash flows from operations and compliance with the EBITDA covenant (Note 5) is dependent upon the Company's attainment of sales, gross profit, and expense levels that are reasonably consistent with its financial projections.

    The Company expects from time to time to consider possible capital market transactions, debt refinancing, and other transactions to further enhance the Company's financial flexibility.

    The significant net operating loss carryforwards remaining after Fiscal 1994, subject to limitations pursuant to Internal Revenue Code Sec. 382, should offset income on which taxes would otherwise be payable in future years.


Item 8. Financial Statements and Supplementary Data

           See Index to Consolidated Financial Statements.


Item 9. Disagreements with Accountants on Accounting and
        Financial Disclosure

           None.

                                        PART III


Item 10.   Officers and Directors of the Registrant

    Information as to the directors of the registrant required by Item 10 is incorporated herein by reference from the information set forth under the caption "ELECTION OF DIRECTORS" of the Company's definitive proxy statement to be filed pursuant to Regulation 14A within 120 days after the close of its fiscal year.

    The following table indicates the names of all executive officers of Ames and the offices held by each. Other than the employment contracts with Mr. Ettore and Mr. Lemire described in the Company's proxy statement, there are no other arrangements or understandings between any officer below and any other person pursuant to which he was selected as an officer.


    Joseph R. Ettore ................              President, Chief Executive Officer,
                                    and Director

    John F. Burtelow ................              Executive Vice President, Chief
                                    Financial Officer

    John W. Hermsen .................              Executive Vice President, Stores and
                                    Distribution

    Denis T. Lemire .................              Executive Vice President, Merchandising

    Eugene E. Bankers ...............              Senior Vice President, Marketing

    Richard L. Carter ...............              Senior Vice President, Human Resources

    David H. Lissy ..................              Senior Vice President, General Counsel
                                    and Corporate Secretary

    Cornelius F. Moses, III .........              Senior Vice President, Treasury

    William C. Najdecki .............              Senior Vice President, Chief
                                    Accounting Officer

    John M. Pascucci ................              Senior Vice President, Management
                                    Information Systems

    Ronald T. Raymond ...............              Senior Vice President, Asset Protection

    Grant C. Sanborn ................              Senior Vice President, Store Operations


    Joseph R. Ettore, age 55, joined Ames as President, Chief Executive Officer and Director in June, 1994. Prior to joining Ames, he was President, Chief Executive Officer and Director of Jamesway Corporation("Jamesway") from July, 1993 to June, 1994; President, Chief Operating Officer and Director of Jamesway in June, 1993; Chairman of the Board and Chief Executive Officer of Stuarts Department Stores, Inc.("Stuarts") from October, 1992 to June, 1993; and President, Chief Operating Officer and Director of Stuarts from October, 1989 to October, 1992. He remained a Director of Stuarts until May, 1994. Jamesway filed for protection under Chapter 11 of the Bankruptcy Code ("Chapter 11") in July, 1993 and emerged from the Chapter 11 case in January, 1995. Stuarts filed under Chapter 11 in December, 1990 and emerged from the Chapter 11 case in October, 1992.

    John F. Burtelow, age 47, joined Ames as Executive Vice President, Chief Financial Officer in August, 1994. Prior to joining Ames, he was Senior Vice President, Chief Financial Officer of Venture Stores, Inc. from March, 1989 to May, 1994. He held a number of increasingly senior financial positions with The May Department Stores Company between 1979 and 1989.

    John W. Hermsen, age 48, became Executive Vice President, Stores and Distribution in July, 1994. He joined Ames as Senior Vice President, Store Operations in June, 1993. Prior to joining Ames, he was employed at Shopko Stores, Inc. as Vice President for Store Operations, Loss Prevention and Health Services from 1986 to 1993.

    Denis T. Lemire, age 47, joined Ames as Executive Vice President, Merchandising in August, 1994. Prior to joining Ames, he was President and Chief Operating Officer of Stuarts Department, Inc. ("Stuarts") from November, 1993 to August, 1994 and Senior Vice President, Merchandising for Stuarts from April, 1990 to November, 1993. Stuarts filed for protection under Chapter 11 in December, 1990 and emerged from the Chapter 11 case in October, 1992. Mr. Lemire was a General Merchandise Manager at American Eagle Outfitters, Inc., a subsidiary of Retail Ventures, Inc., from July, 1989 to April, 1990.

    Eugene E. Bankers, age 55, joined Ames as Senior Vice President, Marketing in December, 1993. Prior to joining Ames, he was employed at Shopko Stores, Inc. as Vice President, Communications and Investor Relations from 1991 to 1993, and Vice President of Advertising, Sales Promotions, Special Events and Public Relations from 1982 to 1991.

    Richard L. Carter, age 46, joined Ames as Senior Vice President, Human Resources in February, 1993. Prior to joining Ames, he was Senior Vice President, Human Resources at G. Fox & Co., Inc. from 1989 to 1993.

    David H. Lissy, age 51, became Senior Vice President, General Counsel and Corporate Secretary in December, 1992. He began work on the Ames Chapter 11 cases in June, 1990, and in July, 1990 was named Vice President, Legal Services. He was appointed Vice President, General Counsel and Corporate Secretary in October, 1991. He has been owner of Samuel Lehrer & Co., Inc., a wholesaler of fine quality fabrics, since 1988.

    Cornelius F. Moses, III, age 36, became Senior Vice President,
Treasury in December, 1992.  He joined Ames in June, 1990 as Vice
President, Special Projects. He became Vice President, Associate Treasurer in September, 1990 and Vice President and Treasurer in September, 1991. Prior to joining Ames, he served as Director-Project Development, Manager-Project Finance, and Financial Analyst for Wheelabrator
Technologies, Inc. from 1985 to June, 1990.

    William C. Najdecki, age 44, became Senior Vice President, Chief Accounting Officer in December, 1992. He joined Ames in April, 1991 as Vice President, Bankruptcy Administration and became Vice President, Controller in July, 1991. Prior to joining Ames, he was Hardlines Controller for Montgomery Ward from 1989 to 1991.

    John M. Pascucci, age 52, became Senior Vice President, Management Information Systems (MIS) in September, 1994. He joined Ames in April, 1994 as Vice President, System Development. Prior to joining Ames, he was Vice President, MIS for Shopko Stores, Inc. from September, 1991 to January, 1994 and Vice President, MIS at P.A. Bergner and Company from January, 1986 to August, 1991.

    Ronald T. Raymond, age 51, became Senior Vice President, Asset Protection in April, 1993. Since joining Ames in 1987, he has served in a number of Loss Prevention positions, from Corporate Director to Assistant Vice President to Vice President, and became Vice President, Internal Audit and Loss Prevention in December, 1992.

    Grant C. Sanborn, age 43, became Senior Vice President, Store Operations in January, 1995. Since joining Ames in 1971, he has served in a number of store operations positions, including Assistant Regional Manager from July, 1989 to May, 1991; Regional Director from May, 1991 to July, 1991; Director, Store Operations from July, 1991 to October, 1993; and Vice President, Store Operations from October, 1993 to January, 1995.


Item 11.   Executive Compensation

    The information required by Item 11 is incorporated herein by reference from the information set forth under the sections titled "Executive Compensation," "Board Meetings and Committees," "Compensation of Directors," "Employment Contracts, Termination, Severance and Change-of-Control Arrangements," "Additional Information with respect to Board of Directors Interlocks and Insider Participation in Compensation Decisions," "The Board of Directors Report on Executive Compensation," and "Performance Graph" of the Company's definitive proxy statement to be filed pursuant to Regulation 14A within 120 days after the close of its fiscal year.


Item 12.   Security Ownership of Certain Beneficial Owners and Management

    The information required by Item 12 is incorporated herein by reference from the information set forth under the sections titled "Security Ownership of Management" and "Security Ownership of Certain Beneficial Owners" of the Company's definitive proxy statement to be filed pursuant to Regulation 14A within 120 days after the close of its fiscal year.


Item 13.   Certain Relationships and Related Transactions

    The information required by Item 13 is incorporated herein by reference from the information set forth under the section titled
"Transactions with Management" of the Company's definitive proxy statement to be filed pursuant to Regulation 14A within 120 days after the close of its fiscal year.

                                            PART IV



Item 14.   Exhibits, Financial Statement Schedule and Reports on Form 8-K


        (a) Documents Filed as Part of this Form 10-K


            1. Financial Statements

               The Financial Statements listed in the accompanying Index to Consolidated Financial Statements are filed as part of this Form 10-K.


            2. Financial Statement Schedule

               The Financial Statement Schedule listed in the accompanying Index to Consolidated Financial Statements is filed as part of this Form 10-K.


            3. Exhibits

               The Exhibits filed as part of this Form 10-K are listed on the Exhibit Index immediately preceding such Exhibits, incorporated herein by reference.


        (b) Reports on Form 8-K

            Reports on Form 8-K were filed with the Securities and Exchange Commission during the fourth quarter as follows:


  Date of Report               Date of Filing      Item #                 Description
  ----------------            ---------------      ------   ---------------------------------------------
 November 23, 1994            November 23, 1994      5      Disclosure of fiscal October 1994 results.

 December 8, 1994             December 8, 1994       5      Disclosure of fiscal November 1994 results.

 January 12, 1995             January 12, 1995       5      Disclosure of fiscal December 1994 results.


                                          SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                           AMES DEPARTMENT STORES, INC.
                           (Registrant)



Dated:     April 7, 1995   /s/  Joseph R. Ettore
                           -----------------------------------------
                           Joseph R. Ettore, President, Chief
                           Executive Officer and Director


Dated:     April 7, 1995   /s/  John F. Burtelow
                           -----------------------------------------
                           John F. Burtelow, Executive Vice
                           President, Chief Financial Officer


Dated:     April 7, 1995   /s/  William C. Najdecki
                           -----------------------------------------
                           William C. Najdecki, Senior Vice
                           President, Chief Accounting Officer


 Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Dated:     April 7, 1995   /s/  Paul M. Buxbaum
                           ---------------------------------------
                           Paul M. Buxbaum, Director and Chairman


Dated:     April 7, 1995   /s/  Francis X. Basile
                           -----------------------------------------
                           Francis X. Basile, Director


Dated:     April 7, 1995   /s/  Alan Cohen
                           -----------------------------------------
                           Alan Cohen, Director


Dated:     April 7, 1995   /s/  Richard M. Felner
                           -----------------------------------------
                           Richard M. Felner, Director


Dated:     April 7, 1995   /s/  Sidney S. Pearlman
                           -----------------------------------------
                           Sidney S. Pearlman, Director


Dated:     April 7, 1995   /s/  Laurie M. Shahon
                           -----------------------------------------
                           Laurie M. Shahon, Director



                         AMES DEPARTMENT STORES, INC. AND SUBSIDIARIES



                              ----------------------------------

                     FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE
                                          (FORM 10-K)

                                           EXHIBITS

                        For the Fiscal Years Ended January 28, 1995 and
                  January 29, 1994, the Five Weeks Ended January 30, 1993,
                      and the Forty-eight Weeks Ended December 26, 1992

                       (With Report of Independent Public Accountants)

                             -----------------------------------










                        AMES DEPARTMENT STORES, INC. AND SUBSIDIARIES

                  Index to Consolidated Financial Statements and Financial
               Statement Schedule for the Fiscal Years Ended January 28, 1995
                and January 29, 1994, the Five Weeks Ended January 30, 1993,
                      and the Forty-eight Weeks Ended December 26, 1992


Financial Statements:

Report of Independent Public Accountants.

Consolidated Statements of Operations for the fiscal years ended January 28, 1995 and January 29, 1994, the five weeks ended January 30, 1993, and the forty-eight weeks ended December 26, 1992.

Consolidated Balance Sheets as of January 28, 1995 and January 29, 1994.

Consolidated Statements of Changes in Stockholders' Equity (Deficit) for the fiscal years ended January 28, 1995 and January 29, 1994, the five weeks ended January 30, 1993, and the forty-eight weeks ended December 26, 1992.

Consolidated Statements of Cash Flows for the fiscal years ended January 28, 1995 and January 29, 1994, the five weeks ended January 30, 1993, and the forty-eight weeks ended December 26, 1992.

Notes to Consolidated Financial Statements.


Schedule:

  II. Valuation and Qualifying Accounts for the fiscal years ended January 28, 1995 and January 29, 1994, the five weeks ended January 30, 1993, and the forty-eight weeks ended December 26, 1992.


Schedules Omitted:

     All other schedules are omitted as they are not applicable or the information is shown in the consolidated financial statements or notes thereto.

                           REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Stockholders and Board of Directors of AMES DEPARTMENT STORES, INC.:


    We have audited the accompanying consolidated balance sheets of Ames Department Stores, Inc. (a Delaware corporation) and subsidiaries as of January 28, 1995 and January 29, 1994, and the related consolidated statements of operations, changes in stockholders' equity (deficit) and cash flows for the fifty-two weeks ended January 28, 1995 and January 29, 1994, the five weeks ended January 30, 1993, and the forty-eight weeks ended December 26, 1992. These consolidated financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ames Department Stores, Inc. and subsidiaries as of January 28, 1995 and January 29, 1994, and the results of their operations and their cash flows for the fifty-two weeks ended January 28, 1995 and January 29, 1994, the five weeks ended January 30, 1993, and the forty-eight weeks ended December 26, 1992 in conformity with generally accepted accounting principles.

    On December 30, 1992, the Company emerged from bankruptcy. As discussed in Note 2 to the financial statements, effective December 26, 1992, the Company accounted for the reorganization, adopted "fresh-start reporting" and changed its methods of accounting for post-retirement benefits other than pensions and income taxes. As a result of the reorganization and adoption of fresh-start reporting, the consolidated statements of operations and cash flows for the fifty-two weeks ended January 28, 1995 and January 29, 1994 and the five weeks ended January 30, 1993 are not comparable to the consolidated statements of operations and cash flows for the forty-eight weeks ended December 26, 1992 since they present the consolidated results of operations and cash flows of the reorganized entity.

    Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index to the consolidated financial statements is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


                                               /s/ ARTHUR ANDERSEN LLP


New York, New York
March 20, 1995

                                    AMES DEPARTMENT STORES, INC. AND SUBSIDIARIES
                                        CONSOLIDATED STATEMENTS OF OPERATIONS
                                       (In Thousands, Except Per Share Amounts)



                                                                   Fiscal Year   Fiscal Year   Five Weeks  Forty-eight
                                                                      Ended         Ended        Ended     Weeks Ended
                                                                   January 28,   January 29,   January 30, December 26,
                                                                       1995          1994         1993          1992
                                                                    Registrant    Registrant   Registrant  Predecessor
                                                                   ------------  ------------  ----------  ------------
         TOTAL SALES                                                $2,242,270    $2,228,135    $148,003  | $2,395,570
   Less: Leased department sales                                        99,443       104,608       5,654  |    111,544
                                                                   ------------  ------------  ---------- |------------
         NET SALES                                                   2,142,827     2,123,527     142,349  |  2,284,026
                                                                                                          |
         COSTS, EXPENSES AND (INCOME):                                                                    |
   Cost of merchandise sold                                          1,571,181     1,537,400     121,369  |  1,687,469
   Selling, general and administrative expenses                        569,645       586,267      45,886  |    614,626
   Leased department and other operating income                        (30,296)      (34,357)     (2,081) |    (35,537)
   Depreciation and amortization expense                                 5,288         2,105           2  |     43,919
   Amortization of the excess of revalued net assets                                                      |
         over equity under fresh-start reporting                        (6,153)       (6,215)       (530) |          -
   Interest and debt expense                                            26,502        28,883       1,916  |      9,917
   Interest income                                                      (1,135)       (2,449)       (321) |    (11,196)
   Gain on disposition of properties                                    (8,255)       (1,340)          -  |          -
   Non-recurring gain - litigation settlement                          (12,001)            -           -  |          -
   Distribution center closing costs                                     1,300             -           -  |          -
   Bankruptcy expenses                                                       -             -           -  |     25,500
   Restructuring charges                                                     -             -           -  |     88,500
                                                                   ------------  ------------  ---------- |------------
                                                                                                          |
         INCOME (LOSS) BEFORE FRESH-START REVALUATION,                                                    |
             INCOME TAXES, AND EXTRAORDINARY ITEMS                      26,751        13,233     (23,892) |   (139,172)
                                                                                                          |
   Revaluation of assets and liabilities pursuant to adoption                                             |
         of fresh-start reporting                                            -             -           -  |   (391,204)
                                                                   ------------  ------------  ---------- |------------
                                                                                                          |
         INCOME (LOSS) BEFORE INCOME TAXES AND EXTRAORDINARY ITEMS      26,751        13,233     (23,892) |   (530,376)
                                                                                                          |
                                                                                                          |
   Income tax provision                                                 (8,208)       (3,338)          -  |          -
                                                                   ------------  ------------  ---------- |------------
                                                                                                          |
         INCOME (LOSS) BEFORE EXTRAORDINARY ITEMS                       18,543         9,895     (23,892) |   (530,376)
                                                                                                          |
   Extraordinary item - gain (loss) on early extinguishment of debt                                       |
         (net of tax benefit of $727 in the fiscal year ended                                             |
         January 28, 1995)                                              (1,517)          928           -  |          -
   Extraordinary item - gain on debt discharge                               -             -           -  |  1,249,264
                                                                   ------------  ------------  ---------- |------------
                                                                                                          |
                                                                                                          |
         NET INCOME (LOSS)                                             $17,026       $10,823    ($23,892) |   $718,888
                                                                   ============  ============  ========== |============
                                                                                                          |
                                                                                                          |
   WEIGHTED AVERAGE NUMBER OF COMMON AND COMMON EQUIVALENT                                                |
       SHARES USED IN THE CALCULATION OF EARNINGS PER SHARE             21,499        21,183      20,000  |        *
                                                                   ============  ============  ========== |
                                                                                                          |
   INCOME (LOSS) PER SHARE BEFORE EXTRAORDINARY ITEM                     $0.86         $0.47      ($1.19) |        *
                                                                                                          |
   EXTRAORDINARY GAIN (LOSS)                                             (0.07)         0.04           -  |        *
                                                                   ------------  ------------  ---------- |
                                                                                                          |
   NET INCOME (LOSS) PER SHARE                                           $0.79         $0.51      ($1.19) |        *
                                                                   ============  ============  ========== |


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



                                            AMES DEPARTMENT STORES, INC. AND SUBSIDIARIES
                                                     CONSOLIDATED BALANCE SHEETS
                                                (In Thousands, Except Share Amounts)




                                                                                              January 28, January 29,
                                                      ASSETS                                     1995        1994
                                                                                              ----------  ----------
Current Assets:
  Unrestricted cash and short-term investments                                                  $28,402     $16,465
  Restricted cash and short-term investments                                                      2,047      55,980
                                                                                              ----------  ----------
      Total cash and short-term investments                                                      30,449      72,445
                                                                                              ----------  ----------
  Receivables:
      Trade                                                                                       8,834       6,562
      Other                                                                                       7,973      12,141
                                                                                              ----------  ----------
          Total receivables                                                                      16,807      18,703
                                                                                              ----------  ----------
  Merchandise inventories                                                                       430,152     442,198
  Prepaid expenses and other current assets                                                       8,999      10,130
                                                                                              ----------  ----------
          Total current assets                                                                  486,407     543,476
                                                                                              ----------  ----------
Fixed Assets:
  Land and buildings                                                                                845         541
  Property under capital leases                                                                     687           -
  Fixtures and equipment                                                                         35,130      16,642
  Leasehold improvements                                                                         11,991       6,503
                                                                                              ----------  ----------
                                                                                                 48,653      23,686
  Less - Accumulated depreciation and amortization                                               (7,620)     (2,098)
                                                                                              ----------  ----------
          Net fixed assets                                                                       41,033      21,588
Other assets and deferred charges                                                                 5,948       2,067
                                                                                              ----------  ----------
                                                                                               $533,388    $567,131
                                                                                              ==========  ==========


                                            LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts payable:
      Trade                                                                                    $130,737     $74,091
      Other                                                                                      33,794      36,045
                                                                                              ----------  ----------
          Total accounts payable                                                                164,531     110,136
                                                                                              ----------  ----------
  Note payable - revolver                                                                             -      15,360
  Current portion of long-term debt                                                              15,168      14,821
  Long-term debt classified as current (Note 5)                                                       -      67,702
  Current portion of capital lease obligations                                                    3,988       3,788
  Self-insurance reserves                                                                        46,413      48,493
  Accrued compensation                                                                           20,129      22,044
  Accrued expenses                                                                               43,369      40,164
                                                                                              ----------  ----------
      Total current liabilities                                                                 293,598     322,508
                                                                                              ----------  ----------

Long-term debt                                                                                   39,030      51,423
Capital lease obligations                                                                        38,065      41,886
Other long-term liabilities                                                                       6,242      11,046

Unfavorable lease liability                                                                      22,903      25,072
Excess of revalued net assets over equity under fresh-start reporting                            48,633      54,786
Commitments and contingencies (Notes 6, 11, & 12)

Stockholders' Equity:
  Priority common stock (automatically converted to common stock on December 30, 1994;
      12,000,000 shares had been authorized and issued; 3,860,058 shares were outstanding
      at January 29, 1994; par value $.01)                                                            -          38
  Common stock (40,000,000 shares authorized; 20,127,269 and 16,267,211 shares
      outstanding at January 28, 1995 and January 29, 1994, respectively; par value $.01)           201         163
  Additional paid-in capital                                                                     80,759      73,278







  Retained earnings (accumulated deficit)                                                         3,957     (13,069)
                                                                                              ----------  ----------
      Total Stockholders' Equity                                                                 84,917      60,410
                                                                                              ----------  ----------
                                                                                               $533,388    $567,131
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


                                       AMES DEPARTMENT STORES, INC. AND SUBSIDIARIES
                                   CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                                                      (In Thousands)





                                              Priority                     Pref. St   Treasury     Additional  Retained     Total
                           Common Stock     Common Stock  Preferred Stock  Div. Pay    Stock        Paid-In    Earnings    Equity
                          Shares  Amount   Shares  Amount Shares  Amount   Amount   Shares Amount    Capital   (Deficit)  (Deficit)
Balance, Jan. 25, 1992    37,987  $18,994                   425  $144,242  $6,424   (405) ($3,857)  $223,348 ($1,108,542) ($719,391)

Conversion of Subordinated
 Debentures into Common
 Stock                        23       12                                                                491                    503
Cancellation of Former
 Equity Interests under
 Plan of Reorganization  (38,010) (19,006)                 (425) (144,242) (6,424)   405    3,857   (223,839)    389,654          0
Net Income                                                                                                       718,888    718,888
Issuance of New Equity
 Interests in Connection
 with Emerg. from Ch. 11   8,000       80  12,000   120                                               69,800                 70,000

                         -----------------------------------------------------------------------------------------------------------
Balance, Dec. 26, 1992     8,000      $80  12,000  $120       0        $0      $0      0       $0    $69,800          $0    $70,000
(Fresh-start Report. Date)

Conversion of Priority
 Common Stock into
 Common Stock                962       10    (962)  (10)                                                                          0
Net Loss                                                                                                         (23,892)   (23,892)
                         -----------------------------------------------------------------------------------------------------------

Balance, Jan. 30, 1993     8,962      $90  11,038  $110                                              $69,800    ($23,892)   $46,108

Conversion of Priority
 Common Stock into
 Common Stock              7,178       72  (7,178)  (72)                                                                          0
Exercise of Series C
 Warrants                    127        1                                                                140                    141
Utilization of Tax
 Attributes                                                                                            3,338                  3,338
Net Income                                                                                                        10,823     10,823
                         -----------------------------------------------------------------------------------------------------------

Balance, Jan. 29, 1994    16,267     $163   3,860   $38                                              $73,278    ($13,069)   $60,410

Conversion of Priority
 Common Stock into
 Common Stock              3,860      $38  (3,860)   38                                                                           0
Utilization of Tax
 Attributes                                                                                            7,481                  7,481
Net Income                                                                                                        17,026     17,026
                         -----------------------------------------------------------------------------------------------------------

Balance, Jan. 28, 1995    20,127     $201       0   $76                                              $80,759      $3,957    $84,917
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


                                       AMES DEPARTMENT STORES, INC. AND SUBSIDIARIES
                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                        (In Thousands)


                                                                            Fiscal        Fiscal                    Forty-eight
                                                                             Year          Year       Five Weeks       Weeks
                                                                             Ended         Ended         Ended         Ended
                                                                          January 28,   January 29,   January 30,   December 26,
                                                                             1995          1994          1993          1992
                                                                          Registrant    Registrant    Registrant  | Predecessor
                                                                          -----------   -----------   ----------- | -----------
                                                                                                                  |
Cash flows from operating activities:                                                                             |
    Net income (loss)                                                        $17,026       $10,823      ($23,892) |   $718,888
    Expenses not requiring the outlay of cash:                                                                    |
    Extraordinary loss (gain) on early extinguishment of debt                  1,517          (928)            -  |          -
    Income tax provision                                                       8,208         3,338             -  |          -
    Depreciation and amortization of fixed assets and leaseholds               5,528         2,167             4  |     47,582
    Amortization of the excess of revalued net assets over equity             (6,153)       (6,215)         (530) |          -
    Amortization of the unfavorable lease liability                           (2,094)       (2,123)         (177) |          -
    Amortization of debt discounts and deferred financing costs                5,843         5,834           483  |          -
    Gain on disposition of properties                                         (8,255)       (1,340)            -  |          -
    Other, net                                                                  (855)         (725)            2  |        232
                                                                          -----------   -----------   ----------- | -----------
Cash provided by (used for) operations before changes in working                                                  |
    capital and reorganization and restructuring items                        20,765        10,831       (24,110) |    766,702
Changes in working capital:                                                                                       |
    (Increase) decrease in receivables                                         1,385         5,484         8,137  |     (3,260)
    (Increase) decrease in merchandise inventories                            12,046        22,358        12,787  |    (67,253)
    (Increase) decrease in prepaids and other current assets                   1,131        (1,056)        1,118  |     (3,129)
    Increase (decrease) in accounts payable                                   54,986         4,798       (57,119) |     55,832
    Increase (decrease) in accrued expenses and other current liabilities     (1,050)      (35,069)      (19,574) |     15,007
Changes due to reorganization and restructuring activities:                                                       |
    Fresh-start revaluation charge                                                 -             -             -  |    391,204
    Extraordinary gain on debt discharge                                           -             -             -  | (1,249,264)
    Restructuring charges                                                          -             -             -  |     88,500
    Payments of restructuring costs                                           (5,737)      (32,448)       (6,123) |    (26,799)
    Increase in pre-petition interest                                              -             -             -  |        635
                                                                          -----------   -----------   ----------- | -----------
Net cash provided by (used for) operating activities                          83,526       (25,102)      (84,884) |    (31,825)
Cash flows from investing activities:                                                                             |
    Proceeds from the disposition of properties                                8,821         3,439             -  |          -
    Proceeds from the sale of assets held for disposition                      1,458        37,012        24,977  |     53,524
    Purchases of fixed assets                                                 (24,470)      (20,215)       (3,493) |    (25,466)
    Decrease in restricted cash                                               53,933        27,687        20,310  |    133,268
                                                                          -----------   -----------   ----------- | -----------
Net cash provided by investing activities                                     39,742        47,923        41,794  |    161,326
                                                                          -----------   -----------   ----------- | -----------
Cash flows from financing activities:                                                                             |
    Borrowings (payments) under revolving credit facilities, net             (15,360)       (7,600)       22,960  |          -
    Payments on debt and capital lease obligations                           (87,828)      (28,685)       (1,028) |     (2,853)
    Deferred financing costs                                                  (8,143)       (2,067)            -  |          -
    Proceeds from exercise of Series C Warrants                                    -           141             -  |          -
    Payments of liabilities subject to settlement before consummation              -             -             -  |    (18,946)
    Consummation cash distributions                                                -             -             -  |   (282,644)
                                                                          -----------   -----------   ----------- | -----------
Net cash provided by (used for) financing activities                        (111,331)      (38,211)       21,932  |   (304,443)
                                                                          -----------   -----------   ----------- | -----------
Increase (decrease) in unrestricted cash and short-term investments           11,937       (15,390)      (21,158) |   (174,942)
Unrestricted cash and short-term investments, beginning of period             16,465        31,855        53,013  |    227,955
                                                                          -----------   -----------   ----------- | -----------
Unrestricted cash and short-term investments, end of period                  $28,402       $16,465       $31,855  |    $53,013
                                                                          ===========   ===========   =========== | ===========


                   (The accompanying notes are an integral part of these consolidated financial statements).


                         AMES DEPARTMENT STORES, INC. AND SUBSIDIARIES
                          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




1.  Summary of Significant Accounting Policies:


    (a) Basis of Presentation:

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

            Certain prior year items have been reclassified to conform to the current year presentation.

    (b) Fiscal year:

            The Company's fiscal year ends on the last Saturday in January. The fiscal years ended January 28, 1995 (Fiscal 1994)
        and January 29, 1994 (Fiscal 1993) included 52 weeks.   The
        fiscal year ended January 30, 1993 (Fiscal 1992) included 53 weeks and was comprised of the forty-eight weeks ended December 26, 1992 (pre-emergence) and the five weeks ended January 30, 1993 (post-emergence).

    (c) Principles of consolidation:

            The consolidated financial statements include the accounts of Ames and its subsidiaries, all of which are wholly-owned. All material intercompany accounts and transactions have been eliminated.

    (d) Cash and short-term investments:

            Ames considers all highly liquid investments with a maturity of three months or less when purchased to be cash and short-term investments.

    (e) Inventory valuation:

            Substantially all inventories are stated at the lower of cost, using the retail last-in, first-out (LIFO) method, or market and include transportation and distribution center costs.


    (f) Fixed assets:

            Land and buildings, fixtures and equipment, and leasehold improvements are recorded at cost. All fixed assets at December 26, 1992 were written-off under fresh-start reporting (Note 2). Major replacements and betterments are capitalized. Maintenance and repairs are charged to earnings as incurred. The cost of assets sold or retired and the related amounts of accumulated depreciation are eliminated from the accounts in the year of disposal, with the resulting gain or loss included in earnings.

    (g) Depreciation and amortization:

            Buildings, fixtures and equipment are recorded at cost and are depreciated on a straight-line basis over their estimated useful lives. Property under capital leases and leasehold improvements are depreciated over the shorter of their estimated useful lives or their related lease terms.

            The unfavorable lease liability (recorded under fresh-start reporting) is being amortized on a straight-line basis over the applicable lease terms.

            The excess of revalued net assets over equity under fresh-start reporting is being amortized over a 10 year period (Note 2).

    (h) Deferred charges:

            Expenses related to new store openings are expensed in the fiscal year in which the store opens.

            Debt transaction costs and related issue expenses are deferred and amortized over the term of the associated debt.

    (i) Leaseholds:

            All leaseholds and accumulated amortization at December 26, 1992 were written-off under fresh-start reporting. Leaseholds represented the present value of the economic benefit of leases at stores acquired and were amortized on a straight-line basis over their average remaining lease lives. For the forty-eight weeks ended December 26, 1992, $9.7 million of net leaseholds were written-off or sold as part of the Company's restructuring. Amortization of leaseholds was approximately $3.5 million in the forty-eight weeks ended December 26, 1992.

    (j) Income taxes:

            Ames and its subsidiaries file a consolidated federal income tax return. Ames adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS No. 109") under fresh-start reporting. Under this method, any deferred income taxes recorded are provided for at currently enacted statutory rates on the differences in the basis of assets and liabilities for tax and financial reporting purposes. If recorded, deferred income taxes are classified in the balance sheet as current or non-current based upon the expected future period in which such deferred income taxes are anticipated to reverse.

    (k) Self-insurance reserves:

            The Company is self-insured for workers' compensation, general liability, property and casualty, and accident and health insurance claims, subject to certain limitations. The Company has insurance coverage for losses that may occur above certain levels. The Company determines its liability for claims incurred but not reported based on its historical claims experience. As of January 28, 1995, Ames had established a self-insurance reserve of $46.4 million, a major portion of which may not be paid within a year. As of January 29, 1994, Ames had established a self-insurance reserve of $48.5 million.

    (l) Leased department sales and income:

            Ames has an agreement with an independent contractor that allows the independent contractor to operate shoe departments within the Ames stores. Ames receives a percentage of the sales under the agreement.

    (m) Earnings per common share:

            Net income per common share for Fiscal 1994 and 1993 was determined by using the weighted average number of common and common equivalent shares outstanding during each fiscal year. Primary and fully-diluted earnings per share were the same in each year. Common stock equivalents represented the assumed exercise of the outstanding Series C Warrants.

            Net loss per common share for the five weeks ended January 30, 1993 was determined using the weighted average number of common shares outstanding. Common stock equivalents and fully-diluted loss per share were excluded for the five weeks ended January 30, 1993 as their inclusion would have had an anti-dilutive impact on the loss per share.

            Net earnings per share for the forty-eight weeks ended December 26, 1992 was not presented because such presentation would not be meaningful, as the old stock was cancelled under the plan of reorganization and the new stock was not issued until consummation.


2.  Reorganization Case and Fresh-Start Reporting:


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

    Fresh-Start Reporting

        As discussed above, the Company's Amended Plan was consummated on December 30, 1992 and Ames emerged from Chapter 11. Pursuant to the guidance provided by the American Institute of Certified Public Accountants in Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" ("SOP 90-7"), the Company adopted fresh-start reporting and reflected the consummation distributions in the consolidated balance sheet as of December 26, 1992 (the fiscal month-end for December, 1992). The consummation distributions included the payment of certain fees related to the Credit Agreement (Note 5). Under fresh-start reporting, the reorganization value of the Company was allocated to the emerging Company's net assets on the basis of the purchase method of accounting.

        In connection with the adoption of fresh-start reporting, the Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS No. 109"), which had no impact on Ames. Also in connection with the adoption of fresh-start reporting, the Company adopted Statement of Financial Standard No. 106, "Employers' Accounting for Post-retirement Benefits other than Pensions" ("SFAS No. 106"), which requires that the cost of the these benefits be recognized in the financial statements over an employee's term of service with the Company.

        The resulting charge of $391.2 million from all fresh-start adjustments, including the write-off of all revalued non-current assets but excluding the write-off of the old stock, was presented as "Revaluation of assets and liabilities pursuant to adoption of fresh-start reporting" in the consolidated statement of operations for the forty-eight weeks ended December 26, 1992.

        The Company's reorganization value was less than the fair value of the current assets at the Consummation Date. In accordance with the purchase method of accounting, the excess of book value over fair value was allocated to reduce proportionately the values assigned to non-current assets in determining their fair values. Because this allocation reduced the non-current assets to zero value, the remainder was classified as a deferred credit ("Excess of revalued net assets over equity under fresh-start reporting" or "negative goodwill") and is being amortized systematically to income over the period estimated to be benefited (ten years). Depreciation and amortization of fixed assets is for capital additions after December 26, 1992.

        Since the purchase method of accounting was used to record the fair values of assets and assumed liabilities of the reorganized company at December 26, 1992, the consolidated statements of operations and the consolidated statements of cash flows for the fiscal years ended January 28, 1995 and January 29, 1994, and for the five weeks ended January 30, 1993, are not comparable in certain material respects to such predecessor statements for any prior periods. The consolidated financial statements for periods after December 26, 1992 are those of the reorganized entity (the registrant).


3.  Cash and Short-Term Investments:

        As of January 28, 1995, the Company had $1.8 million of cash received in escrow from the December, 1994 sale of a store's lease interest. This cash was included in "Restricted cash and short-term investments" at January 28, 1995 and was released from escrow in February, 1995. In addition, as of January 28, 1995 and January 29, 1994, Ames restricted approximately $0.2 and $1.0 million of cash, respectively, for expected payments of certain remaining administrative and priority claims under the Amended Plan. These amounts are also included in "Restricted cash and short-term investments." The associated liability is included in "Accrued expenses."

        As of January 29, 1994, approximately $55.0 million was placed for collateral pledge and consignment with Republic National Bank of New York as a condition precedent to the issuance of letters of credit under the Letter of Credit Facility (Note 5). This cash collateral was included in "Restricted cash and short-term investments" at January 29, 1994. The amount of cash collateral changed as the balance outstanding under the Letter of Credit Facility changed, since the cash collateral had to equal 105% of the Company's outstanding obligations, including $5.5 million at January 29, 1994 for future increases to standby letters of credit to cover expected workers' compensation claims. Ames earned interest on the invested cash collateral.

4.  Inventories:

        Substantially all inventories are valued at the lower of cost or market. Cost is determined by the retail last-in, first-out (LIFO) cost method for all merchandise inventories. No LIFO reserve was necessary as of January 28, 1995 and January 29, 1994.

5.  Debt:

    The New Facility

        On April 28, 1994, the Company entered into an agreement with BankAmerica Business Credit, Inc., as agent, two financial institutions as co-agents (together with the agent, the "Agents"), and a syndicate consisting of five other banks and financial institutions, for a secured revolving credit facility of up to $300 million, with a sublimit of $100 million for letters of credit (the "New Facility"). The Company believes the New Facility contains terms, covenants and interest rates that are generally more favorable than those in the original post-emergence Credit Agreement. The New Facility is in effect until June 22, 1997, is secured by substantially all of the assets of the Company, and requires the Company to meet certain quarterly financial covenants. The New Facility has no requirement for cash collateralization of letters of credit, except in limited instances. The funds under the New Facility may only be used for working capital and for the payment of certain debt described below. The interest rate per annum on the New Facility is equal to the Reference Rate (as defined in the New Facility) plus 2% of the first $270 million of Advances (subject to downward adjustments) or 5% of the last $30 million of Advances. Alternatively, the first $270 million of Advances under the New Facility may be made at the interest rate per annum equal to the Eurodollar Rate (as defined in the New Facility) plus 3.75% (subject to downward adjustments).

        As of January 28, 1995, the interest rate on the New Facility was 10.5%. For Fiscal 1994, the weighted average interest rate on the Company's revolving credit facilities was 9.1%. The peak borrowing level under the New Facility during Fiscal 1994 was $177.5 million. As of January 28, 1995, approximately $9.2 and $29.2 million was outstanding in trade and standby letters of credit, respectively, under the New Facility.

        The amount of borrowing under the New Facility shall not exceed the sum of (i) an amount equal to 55% of inventory not covered by any outstanding letter of credit plus (ii) an amount equal to 50% of inventory covered by any outstanding letter of credit less (iii) a reserve for reinstated debt ($31.0 million as of January 28, 1995). In addition, the New Facility provides for the potential establishment of other reserves contingent upon the Company's financial performance. Each Agent, in addition, reserves the right in good faith, based upon such collateral consideration as such Agent may in its sole discretion deem necessary or appropriate to adjust the total available to be borrowed by establishing reserves, making determinations of eligible inventory, revising standards of eligibility or decreasing from time to time the percentages set forth above.

        The quarterly financial covenants under the New Facility are limited to: capital expenditure limits; minimum earnings, without giving effect to any extraordinary gains/losses or accounting changes, before interest expense, income tax provision, depreciation and amortization, LIFO expense, stock appreciation right accruals, restructuring charges, and other non-cash charges, plus or minus the amount of cash received or expended relating to stock appreciation right accruals or restructuring charges ("EBITDA"); and minimum

    EBITDA to cash interest expense. Compliance with the EBITDA covenant will be dependent upon the Company's attainment of results that are reasonably consistent with its financial projections reported on Form 8-K dated February 16, 1995. In addition, each year Ames must have no outstanding borrowings under the New Facility for a consecutive 30-day period between November 15th and February 15th of the following year (the "clean-up" requirement). The Company is in compliance with the financial covenants through January 28, 1995.

        Fees required under the New Facility include: (1) quarterly commitment fees of .5% per annum on the unused portion of the facility during each quarter, (2) an initial facility fee of $5.4 million paid on the closing date and an additional facility fee of $3.0 million ($1.0 million paid at closing and the remainder due in quarterly installments of $250,000 each beginning in the second year), and (3) prepayment fees of 3.0%, 2.0%, and 1.0% of the amount of the Tranche A portion (as defined in the New Facility) reduced or terminated prior to the first, second, and third (six months or more prior to the maturity date) anniversary of the New Facility, respectively.

        In June, 1994, the Company utilized the funds that were no longer restricted for the collateralization of letters of credit (Note 3), and funds from the New Facility, to prepay its then outstanding Series A, B and D Notes, a $1.2 million term note, and the outstanding borrowings under the Credit Agreement. As a result of the refinancing and associated commitment to prepay the above debt, a non-cash extraordinary charge of $1.5 million, net of tax benefit of $0.7 million, was recorded in the quarter ended April 30, 1994, primarily for the write-off of deferred financing costs and debt discounts related to the debt to be prepaid.

    Other Debt

        The Company's outstanding debt as of January 28, 1995 and January 29, 1994 is listed and described below. Pursuant to the Amended Plan, the Company and its lenders agreed to a restructuring of the Company's obligations at December 26, 1992. The differences between the pre-consummation debt obligations and the present values of the new and reinstated debt obligations were included in the calculation of the "Extraordinary gain on debt discharge" in the forty-eight weeks ended December 26, 1992.

        New and reinstated debt obligations that carried face interest rates significantly lower than market rates (for financing of a similar nature) as of the Consummation Date were discounted to their present values using estimated market rates. The discount amounts are being amortized to interest expense over the terms of the related obligations using the effective interest method. The determination of appropriate interest rates was based upon an evaluation of Ames' credit standing, the nature of the collateral, if any, and other terms pertaining to the debt, and the prevailing rates for similar instruments of issues with similar credit ratings. The market interest rates used to determine the present values at December 26, 1992 are shown in the table below.

        Upon consummation of the Amended Plan, Ames obtained $210 million of post-emergence financing. Of this amount, $175.9 million was in the form of a revolving credit facility (the "Revolver") and $1.2 million was in the form of a two-year term note. Citibank was the agent in the post-emergence credit agreement (the "Credit Agreement" - see below) which combined the $175.9 million Revolver and the $1.2 million term note. The balance of the $210 million post-emergence financing ($32.9 million) represented the two-year portion of the 8% Senior Secured Notes (the "Series D Notes") issued under an Indenture with Fleet Bank as indenture trustee.

        Upon consummation of the Amended Plan, the Company also entered into a one-year $90 million letter of credit facility with Republic National Bank of New York (the "Letter of Credit Facility" - see below). In September, 1993, the Letter of Credit Facility was increased to $120 million and extended to November 28, 1994.

        During Fiscal 1993, Ames recognized an extraordinary gain of approximately $0.9 million on the early extinguishment of certain tax obligations.

        As of January 28, 1995, payments due on long-term debt for the next five years and thereafter were as follows:

                                       (000's Omitted)
        Fiscal Year Ending January          Amount
        --------------------------     ---------------

               1996                       $15,168
               1997                        14,024
               1998                        12,469
               1999                         3,152
               2000                         9,940
               Thereafter                   2,817

        Outstanding debt at January 28, 1995 and January 29, 1994 is listed below. Further explanations of certain of the obligations follow the table.

                                                     (000's omitted)
                                                  ---------------------
                                                   1/28/95     1/29/94
                                                  --------- ---------
    Secured Debt -
    Revolving Credit Facility (Note Payable):      $  -      $15,360
    Senior Debt:
     Series A Secured Term notes due 6/95 to 12/96,
      variable interest rate.                         -       25,306
     8% Senior Secured Notes (Series D)
      due 6/95 to 12/96.  Discount rate 9%.           -       38,178
     8% Series B Secured Term Notes due 12/96,
      non-interest bearing through 12/95.
      Discount rate 10%.                              -        4,218
     8% Secured Term Notes due 12/94. Disc. rate 9%.  -        1,207
     Guaranteed First Mortgage Notes, int. rate of
      9.5%, due 3/97 through 3/99. Disc. rate 11%.  12,500    12,500
     Real Estate Mortgages, interest rates
      ranging from 6% to 9%, due through 1/02.
       Discount rates 10% to 12%.                   10,720    12,043
     Loan and Security Agreement, non-interest
      bearing, due 5/95.  Discount rate 10%.           717     4,588
     Equipment Notes, int. rates at 9% to 10%, due
      12/94 through 12/97.  Disc. rate 11% to 12%.   2,542     3,197
     8.5% Industrial Development Bonds, due in
      installments through 12/09.  Disc. rate 11%.   2,671     2,755
                                                  --------  --------
        Total Face Value of Secured Debt          $ 29,150  $119,352
                                                  --------  --------
    Unsecured Debt -
    Senior Debt:
     Allowed Priority Tax Obligations,
       5% interest rate.  Discount rate 9%.         $4,173    $5,234
    Subordinated Debt:
      Deferred Cash Distributions due 1/31/94 through
       1/31/97, 5% interest rate beginning 2/94.
       Discount rate 12%.                           23,500    31,500
      TJX Expense Note, 10% interest rate,
        due 1/98 (Note 11)                             747       198
                                                  --------  --------
        Total Face Value of Unsecured Debt         $28,420   $36,932
                                                  --------  --------
    Total Face Value of Debt                        57,570   156,284
               Less:  Current Portion               15,168    14,821
                      Long-term Debt Classified
                        as Current                    -       67,702
                      Debt Discounts                 3,372     6,978
                      Note Payable - Revolver         -       15,360
                                                  --------  --------
    Amount Due After One Year                      $39,030   $51,423
                                                  ========  ========


    The Credit Agreement

        The Credit Agreement was between Ames and Citibank, as agent, and a syndicate consisting of other banks and financial institutions and was terminated when the New Facility became effective in June, 1994. The Credit Agreement provided the $175.9 million Revolver and a $1.2 million term loan. The amount outstanding under the Revolver at the time of the funding of the New Facility, along with the term loan, were prepaid out of the funds from the New Facility.

        The funds under the Credit Agreement had to be used for working capital, except that up to $10 million could be used for any purpose. The interest rate per annum on the Revolver was equal to the Base Rate (as defined in the Credit Agreement) plus 2 1/2%. As of January 29, 1994, the interest rate on the Revolver was 8.5%. For the fiscal year ended January 29, 1994 and for the five weeks ended January 30, 1993, the weighted average interest rate was 8.6%. Approximately $15.4 million was outstanding under the Revolver at January 29, 1994. The peak borrowing level under the Revolver was approximately $161.9 and $32.8 million during Fiscal 1993 and during the five weeks ended January 30, 1993, respectively. The face interest rate on the term loan was 8% per annum.

        Fees required under the Credit Agreement included: (1) a commitment fee of .5% per annum of the unused portion of the Revolver, (2) an initial facility fee of $4.0 million (paid on the Consummation Date and written-off in conjunction with the recording of the Amended Plan) and a subsequent facility fee of $.9 million paid in December, 1993, (3) a usage fee of $.8 million paid when the sum of advances under the Revolver plus a portion of the Series D Notes exceeded $100 million, and (4) an agent's fee of $1.0 million paid in December, 1993 (the initial agent's fee of $1.0 million was paid on the Consummation Date and written-off in conjunction with the recording of the Amended Plan).

        The Credit Agreement was secured by substantially all of the assets of Ames and contained certain financial and operating covenants including current ratio; the maintenance of certain inventory levels; maximum capital expenditures; minimum interest and fixed charge coverages; and minimum EBITDA. In addition, Ames could not have any outstanding borrowings (other than borrowings used to cash collateralize letters of credit) under the Credit Agreement for a consecutive 30-day period beginning between November 15 of each fiscal year and the last day of such fiscal year.

    Series A Notes

        Certain banks from the pre-petition Citibank syndicate elected to receive Series A Notes as part of their distribution under the Amended Plan. The total amount issued was $25.3 million and was due in installments at June 30, 1995, December 31, 1995, and December 31, 1996. The annual face interest rate on these notes was equal to the Base Rate (as defined in the Credit Agreement) plus 3 1/2%. The Series A Notes were secured in the same manner as the Credit Agreement and contained the same financial covenants as in the Credit Agreement. The Series A Notes were prepaid at the time of the funding under the New Facility and, accordingly, were classified as a component of "Long-term Debt Classified as Current" as of January 29, 1994.

    Series B Notes

        Certain banks from the pre-petition Citibank syndicate elected to receive Series B Notes as part of their distribution under the Amended Plan. The total amount issued was $4.2 million and was due December 31, 1996. These notes were non-interest bearing until December 31, 1995 when they would have begun to bear face interest at 8.0% per annum. The Series B Notes were secured in the same manner as the Credit Agreement and contained the same financial covenants as the Series A Notes. The Series B Notes were prepaid at the time of the funding under the New Facility and, accordingly, were classified as a component of "Long-term Debt Classified as Current" as of January 29, 1994.

    Series D Notes

        Certain banks from the pre-petition Citibank syndicate elected to receive Series D Notes as part of their distribution under the Amended Plan and, for the two-year term note portion of the Series D Notes ($32.9 million), made a net cash contribution to the Company rather than providing the Company with revolving credit financing. The total amount issued was $38.2 million, $32.9 million of which was due on the earlier of June 30, 1995 or 45 days after the termination of the Credit Agreement. The remainder was due in installments at December 31, 1995 and December 31, 1996. The Series D Notes yielded a face interest rate of 8.0% per annum and were secured in the same manner as the obligations under the Credit Agreement. There were no financial covenants under the Indenture. The Series D Notes were prepaid at the time of the funding under the New Facility and, accordingly, were classified as a component of "Long-term Debt Classified as Current" as of January 29, 1994.

    The Letter of Credit Facility

        The $120 million Letter of Credit Facility with Republic National Bank of New York ("Republic") had sublimits of $60 million for trade letters of credit and $60 million for standby letters of credit. The Letter of Credit Facility was terminated when the New Facility became effective in June, 1994. As of January 29, 1994, approximately $11.3 and $35.6 million was outstanding in trade and standby letters of credit, respectively, under the Letter of Credit Facility. All letters of credit outstanding under the Letter of Credit Facility had to be cash collateralized at 105% from the date of issuance (Note 3).

    Allowed Priority Tax Obligations

        Allowed priority tax obligations consist of remaining claims entitled to priority under the Bankruptcy Code, including claims based on retail sales made by Ames (the proceeds of which are deemed to be held in trust by Ames for the benefit of various state taxing authorities). Unless otherwise agreed to in writing with Ames, the holder of an allowed priority tax claim receives deferred cash payments in a principal amount equal to the amount of such claim over a period not exceeding six years from the date of assessment of the tax on which the claim is based. The deferred cash payments may be made in annual installments equal to 10% of the allowed priority tax claim together with simple interest at the rate of 5% per annum. The remaining unpaid principal and accrued interest thereon will be paid on the first business day following the date that is the sixth anniversary of the date of assessment of the tax on which the claim is based. During Fiscal 1993, the Company paid approximately $1.9 million to certain state taxing authorities in early settlement of approximately $2.8 million of tax obligations (Note 21).

    Deferred Cash Distributions

        The Amended Plan provided that approximately $46.5 million of cash distributions in respect to several classes of claims would be paid subsequent to the Consummation Date. Approximately $15.0, $8.0 and $8.0 million of these deferred cash distributions were paid as scheduled on January 31, 1993, January 31, 1994 and January 31, 1995, respectively, and the remaining unsecured amounts are due as follows, with interest that began on February 1, 1994 at 5% per annum: $8.0 million due January 31, 1996 and $7.5 million due January 31, 1997.

    Before Reorganization

        Contractual interest expense not recorded on certain pre-petition debt totaled approximately $76.2 million for the forty-eight weeks ended December 26, 1992.

        To finance seasonal working capital requirements during the Chapter 11 period, Ames and Chemical Bank, as agent, were parties to a Debtor-in-Possession Revolving Credit Agreement (the "DIP
    Facility"), under which Ames was allowed to borrow up to $250 million ($200 million beginning in August, 1992) for general corporate purposes, working capital, letters of credit, and inventory purchases.

        The maximum amount borrowed under the DIP Facility, exclusive of letters of credit, was $70.0 million during the forty-eight weeks ended December 26, 1992. The average interest rate on the DIP Facility was 7.6% in the forty-eight weeks ended December 26, 1992.


6.  Lease Commitments and Unfavorable Lease Liability:

        Ames is committed under long-term leases for various retail stores, warehouses and equipment expiring at various dates through 2018 with varying renewal options and escalating lease clauses. Some leases are classified as capital leases under Statement of Financial Accounting Standards No. 13. Capital lease obligations were revalued under fresh-start reporting. Ames generally pays for real estate taxes, insurance, and specified maintenance costs under real property leases. Certain leases also provide for contingent rentals based on percentages of sales in excess of specified amounts.

        Future minimum lease payments for leases as of January 28, 1995 were as follows:

                                               (000's Omitted)
                                                Lease Payments
                                           -----------------------
            Fiscal Year                     Capital  Operating
          Ending January                     Leases   Leases
        -------------------                --------- ---------

               1996                         $8,356     $41,387
               1997                          7,757      39,922
               1998                          6,746      36,040
               1999                          5,745      33,132
               2000                          4,905      30,095
              Thereafter                    44,829     209,113
                                           -------    --------

        Total minimum lease payments        78,338    $389,689
                                                      ========
        Less:  amount representing
         estimated executory costs           1,105
                                           -------
        Net minimum lease payments          77,233
        Less:  amount representing interest 35,180
                                           -------
        Present value of net minimum
         lease payments                     42,053
        Less:  currently payable             3,988
                                           -------
        Long-term capital
         lease obligations                 $38,065
                                           =======


        Total payments have not been reduced by minimum sublease rentals to be received in the aggregate under noncancellable subleases of capital leases and operating leases of approximately $3.5 and $3.1 million, respectively, as of January 28, 1995.

        Amortization of capital lease assets was approximately $0.1, $0.0, and $4.0 million for Fiscal 1994, Fiscal 1993, and for the forty-eight weeks ended December 26, 1992, respectively.

        Rent expense (income), excluding the benefit from the amortization of the unfavorable lease liability, was as follows:

                                                         (000's Omitted)
                                      -----------------------------------------------------------
                                       Fiscal Year       Fiscal Year    Five Weeks     Forty-eight
                                          Ended            Ended        Ended Weeks       Ended
                                       January 28,       January 29,    January 30,    December 26,
                                          1995              1994           1993            1992
                                      -----------       ----------     -----------    ------------
    Minimum rent on operating leases    $42,913           $42,646        $3,716    |     $47,527
    Contingent rental expense             6,214             6,414           453    |       6,459
    Sublease rental income               (2,757)           (3,206)         (315)   |      (4,730)


        The unfavorable lease liability in the Consolidated Balance Sheet was recorded as part of fresh-start reporting and represents the estimated liability related to lease commitments that exceeded market rents for similar locations. This liability is being amortized as a reduction of rent expense in the Consolidated Statements of Operations over the remaining lease terms.

 7. Stockholder's Equity:

    Common Stock and Priority Common Stock

        As provided under the Amended Plan, the authorized capital stock of the reorganized Ames consisted of 40,000,000 shares of common stock (20,127,269 and 16,267,211 shares outstanding as of January 28, 1995 and January 29, 1994, respectively), par value $.01 per share (the "Common Stock"), and 12,000,000 shares of priority common stock (0 and 3,860,058 shares outstanding as of January 28, 1995 and January 29, 1994, respectively), par value $.01 per share (the "Priority Common Stock"). The outstanding shares of the Priority Common Stock as of December 30, 1994 were automatically converted into an equal number of fully paid and nonassessable shares of Common Stock. Such conversion was deemed to have occurred on such date without any notice or other action on the part of the Company or the holder of such Priority Common Stock.

        Holders of shares of Common Stock are entitled to one vote per share on all matters to be voted upon by stockholders and are entitled to receive dividends when, as and if declared by the Board of Directors. In the event of any liquidation, dissolution or winding up of the Company during the two years ended December 30, 1994, whether voluntary or involuntary, the holders of the Priority Common Stock were entitled to be paid out of the assets of the Company available for distribution to its stockholders an amount equal to $8.75 for each share outstanding. The holders of the previously outstanding shares of Priority Common Stock could at such holder's option, at any time and from time to time, convert any or all such shares into an equal number of fully paid and nonassessable shares of Common Stock.

        The Common Stock does not have any preemptive right or subscription or redemption privilege. The Common Stock also does not have cumulative voting rights, which means the holder or holders of more than half of the shares voting for the election of directors can elect all the directors then being elected. All of the shares of Common Stock are fully paid and nonassessable.

        All equity interests existing immediately prior to the consummation of the Amended Plan were cancelled pursuant to the Amended Plan and the accumulated deficit was eliminated under fresh-start reporting.

    Warrants

        An aggregate of 200,000 Series B Warrants were issued under the Amended Plan. Each such warrant entitles the holder to purchase one share of the Common Stock at any time from six months after the Consummation Date through the eighth anniversary of the Consummation Date. The exercise price is $5.92 per share. No Series B Warrants have yet been exercised.

        An aggregate of 2,120,000 Series C Warrants were issued (1,992,715 outstanding as of January 28, 1995) under the Amended Plan. Each such warrant entitles the holder to purchase one share of the Common Stock at any time from six months after the Consummation Date through January 31, 1999. The exercise price is $1.11 per share. There were no exercises of the Series C Warrants during Fiscal 1994.

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

    Stock Purchase Rights Agreement

        On November 30, 1994, the Company adopted a Stock Purchase
    Rights Agreement (the "Agreement"). Under the terms of the Agreement, one purchase right ("Right"), with an exercise price of $14.00, is attached to each share of the Company's Common Stock outstanding as of, or issued subsequent to, November 30, 1994 but prior to the occurrence of certain events (as more fully described in the Agreement). The Rights become exercisable in the event that a person or group (an "Acquiring Person") either acquires 15% or more of the Company's outstanding voting stock or announces an intention to acquire 20% or more of such stock. Once exercisable, each Right will, depending on the circumstances, entitle a holder, other than an Acquiring Person, to purchase shares of either the Company or an acquiring company having a market value equal to twice the exercise price. The Agreement was adopted to assure that all of the Company's shareholders receive full value for their investment in the event of stock accumulation by an Acquiring Person. Unless previously redeemed by the Company, the Rights will expire on November 29, 2004.

 8. Stock Options:

        Pursuant to the 1994 Management Stock Option Plan (the "Option Plan") approved by shareholders in June, 1994, the Company may grant options with respect to an aggregate of up to 1,700,000 shares of Common Stock, with no individual optionee to receive in excess of 200,000 shares of Common Stock upon exercise of options granted under the Option Plan. The exercise prices of the options are equal to the fair market value of the Common Stock on the date the options are granted. The options become exercisable over three to five years and terminate after five to six years from the grant date.

    The following table sets forth the stock option activity for Fiscal
1994.

                                                                  1994
                                          ---------------------------
                                                         Exercise
                                            Shares        Prices
                                          ----------   ------------
        Outstanding at beginning of year      -0-          ---

        Granted                           1,608,500    $3.50-$5.12

        Exercised                             ---

        Terminated                         (309,000)   $3.81-$5.06
                                          ----------

        Outstanding at end of year        1,299,500    $3.50-$5.12
                                          ==========

        Exercisable at end of year            -0-
                                          ==========



 9. Income Taxes:

        For reasons discussed below, the Company recorded income tax provisions of approximately $8.2 and $3.3 million for Fiscal 1994 and 1993, respectively. There were no provisions for income taxes for the five weeks ended January 30, 1993 and for the forty-eight weeks ended December 26, 1992.

        The Company adopted SFAS No. 109 in conjunction with the adoption of fresh-start reporting. Under SFAS No. 109, deferred income taxes are recognized by applying the enacted statutory tax rates in future years to the changes in "cumulative temporary differences" (the differences between financial statement carrying values and the tax basis of assets and liabilities).

        As a consequence of the adoption of fresh-start reporting and SFAS No. 109, any tax benefits realized for tax purposes after the Consummation Date for pre-consummation cumulative temporary differences, as well as for the pre-consummation net operating loss carryovers, are reported as additions to paid-in-capital (see Consolidated Statements of Changes in Stockholders' Equity) rather than as reductions in the tax provisions in the statements of operations. Tax benefits or liabilities realized for book purposes after the Consummation Date will be segregated from the pre-consummation deferred tax assets. Ames, although not likely to pay income taxes in the near future, is expecting to record tax provisions on any book income. However, the utilization of post-consummation deferred tax assets may reduce future income tax provisions. Such income tax provisions have no impact on the Company's taxes payable or cash flows.

        Ames has the following deferred tax assets from pre-consummation ("Pre") and post-consummation ("Post") periods, as of the following dates ($ in millions):

                                        As of                        As of
                                   January 28, 1995              January 29, 1994
                                 -------------------            ------------------
                                 Pre        Post    Total       Pre      Post   Total
                                 -----      ----    -----       -----    ----   -----
       Fixed assets               $60       ($2)     $58         $80        $-   $80
       Self insurance reserves     13         6       19          11         3    14
       Restructuring reserves       5         -        5           8         -     8
       Leases                      20         9       29          22        10    32
       Vacation pay res. and other (3)       10        7           -         8     8
       Net operating loss
         carryovers               183         -      183         167         -   167
                                 -----      ----    -----       -----     ---- -----
       Total deferred tax assets  278        23      301         288        21   309
       Valuation allowances      (278)      (23)    (301)       (288)      (21) (309)
                                 -----      ----    -----     -----     ---- -----
       Net deferred tax assets     $0        $0      $0        $0        $0   $0
                               =====      ====    =====     =====     ==== =====


        The Company has fully reserved for its deferred tax assets because of the current uncertainty of the future recognition of such deductions. In subsequent periods, Ames may reduce the valuation allowances, provided that the possibility of utilization of the deferred tax asset is more likely than not, as defined by SFAS No.
    109. Any such reduction in the pre-consummation valuation allowance in the near future will result in a corresponding addition to paid-in-capital.

        The Company has treated "pre-emergence net operating losses" (qualified losses incurred prior to the Consummation Date) under
    Section 382(l)(5) of the Internal Revenue Service ("IRS") Code (hereafter "L-5"). Under "L-5," there is approximately $295 million in pre-emergence net operating losses currently available as carryovers without any annual limitation, which could result in future tax benefits of approximately $118 million at currently enacted tax rates.

        Ames also has a "post-emergence net operating loss" carryover (incurred after the Consummation Date) of approximately $162 million. Both pre and post emergence net operating loss carryovers will expire between 2007 and 2010. In addition, Ames has targeted jobs tax credit carryovers of approximately $7 million and alternative minimum tax credit carryovers of approximately $3 million, which will expire in 2007 and 2004, respectively. Federal net operating loss carryovers for fiscal years subsequent to January 27, 1990 are subject to future adjustments, if any, by the IRS.

        Ames has substantial potential state net operating loss carryovers. It is difficult, however, to quantify the utilizable amounts of such state operating losses because of the uncertainty related to the mix of future profits in specific states.

10. Benefit and Compensation Plans:

    Retirement and Savings Plan

        Ames has a defined contribution retirement and savings plan (the "Retirement and Savings Plan") that is qualified under Sections 401(a) and 401(k) of the Internal Revenue Code of 1986, as amended, for employees who have reached the age of 21, and after one year of service, provided they have completed at least 1,000 hours of service in a 12-month period. For each participant's contribution (up to a maximum of 5% of such participant's total compensation), the Company contributes to the Retirement and Savings Plan an amount equal to 50% of such contribution. A participant may contribute to the plan from 1% to 18% of annual compensation on a pre-tax or after-tax basis, or a combination of both. Participants who terminate their employment with the Company are entitled to receive the full amount of their contributions and, depending on the length of the participant's service to Ames, a portion of the Company's matching contributions. Ames funds all administrative costs incurred by the plan. Ames' expense associated with this plan amounted to approximately $3.1, $2.6, $.2, and $2.5 million, in Fiscal 1994, Fiscal 1993, in the five weeks ended January 30, 1993, and in the forty-eight weeks ended December 26, 1992, respectively.

    Income Continuation Plan

        Certain officers of Ames participate in an Income Continuation Plan ("ICP"), which guarantees up to one year's salary in the event of termination other than for cause. As of January 28, 1995, the Company has reserved for its known obligations under the ICP.

    Stock Appreciation Rights

        In connection with the Amended Plan, stock appreciation rights ("SARs") exercisable only for cash, equivalent to 1.2 million shares of the new Common Stock were granted to certain members of management as compensation for their efforts in restructuring Ames and enabling it to emerge from Chapter 11. After exercises and terminations, SARs equivalent to 228,367 shares were outstanding at January 28, 1995. One-third of the SARs vested on the Consummation Date, one-third vested on December 30, 1993, and the remaining one-third vested on December 30, 1994. Each SAR entitles the recipient, upon exercise (which may not be later than five years after the Consummation Date), to receive in cash the excess of the average closing price of a share of Common Stock during the ten trading days prior to the exercise date, over the average closing price of a share of Common Stock during the 60 trading days after the Consummation Date ($2.96). The average closing price for the last 10 trading days of Fiscal 1994 was $2.70 per share. Therefore, no reserve was necessary at January 28, 1995. During Fiscal 1994, a total of 594,965 SARs were exercised.

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

    Annual Incentive Compensation Plan

        The Company has an Annual Incentive Compensation Plan (the "Annual Bonus Plan") that is subject to annual review by the Board of Directors. The Annual Bonus Plan provides annual incentive cash bonuses based on the achievement of the Company's financial goals for the year (and customer service goals for store and field management). Bonus expense recorded under the plan was $1.6, $2.8 and $1.9 million for Fiscal 1994, 1993 and 1992, respectively.

    Retirement Plan

        Ames has an unfunded Retirement Plan for Officers/Directors (the "Retirement Plan"). Every person who is employed by Ames when he or she retires, dies or becomes disabled and who (i) served as both a full-time officer and a director of Ames and has completed five years of service, not necessarily consecutive, in both of these capacities, or (ii) served as a director of Ames and has completed 10 years, not necessarily consecutive, of service to Ames, is eligible for benefits under the Retirement Plan.

        Benefits are payable upon termination of employment due to retirement, death or disability. The annual benefit is equal to two-thirds of the participant's average annual base salary during the five-year period of highest compensation preceding such termination of employment. The maximum annual benefit under the Retirement Plan is $100,000, reduced by an amount equal to certain of such participant's annual Social Security benefits. Each participant in the Retirement Plan is entitled to benefits for a period of 10 years. Upon the earlier death of the participant, at the Company's option, the future payments as scheduled or the then present value of all unpaid benefits will be paid to the participant's estate. The Company has a reserve established for potential payments under the Retirement Plan. No payments were made under this plan during the periods presented.

    The G.C. Murphy Company Life Insurance Plan

        The G.C. Murphy Company Life Insurance Plan granted a flat dollar amount (defined benefit) of group term life insurance at no cost to certain retired employees. This plan excludes G.C. Murphy Co. employees who retired from Ames after January 31, 1986. The amount of coverage varies by retiree, is payable only upon death, and has no loan or cash value. There were 2,209 retirees covered by this plan as of January 28, 1995. The Company has a reserve established for the projected payments under this plan.

11. Commitments and Contingencies:

        As part of the Company's settlement with TJX Companies, Inc. ("TJX") under the Amended Plan, Ames must reimburse TJX for various obligations, fees, and expenses that may be paid by TJX relating to various properties that were under leases rejected by Ames. The obligations, fees, and expenses are subject to certain maximum amounts and the total reimbursement may not exceed $2.7 million and will be in the form of an unsecured note payable due on January 31, 1998 (the "TJX Expense Note"). TJX provides Ames with the amounts paid, if any, during each quarter and those amounts,after appropriate review, become the principal due under the TJX Expense Note. As of January 28, 1995, the amount claimed as due by TJX and recorded by Ames as the TJX Expense Note was approximately $.7 million (see Note
    5). Interest is being accrued on the principal amounts due at 10% per annum and will be payable on January 31, 1998.

        The Amended Plan states that portions of any "Excess cash flow amount" must be distributed to holders of claims in certain classes in the order set forth in the Amended Plan. "Excess cash flow amount" is defined as, with respect to the fiscal years ending January 27, 1996 and January 25, 1997, 50% of the excess of (i) EBITDA (as defined in the Credit Agreement) of reorganized Ames for such fiscal year over (ii)(a) $99.1 million with respect to the fiscal year ending January 27, 1996 and (b) $114.7 million with respect to the fiscal year ending January 25, 1997; provided, however, that excess cash flow amounts shall not be paid with respect to any fiscal year after the fiscal year ending January 25, 1997. There are a number of events that must occur before these classes will receive any payments from the excess cash flow amount. First, Ames must realize cash flows that exceed the level of projected cash flows in the Amended Plan. Second, if there is cash flow exceeding those projections, it will be allocated to pay the other distributions scheduled under the Amended Plan before any of the classes entitled to receive excess cash flow payments will receive any payments from the excess cash flow amount. Thus, if Ames has excess cash flow, some of the deferred distributions provided in the Amended Plan may be paid earlier than otherwise scheduled. Third, the excess will be measured at the end of each fiscal year through January 25, 1997. This means that if the required earnings levels are not reached during those years, no excess cash flow amount will ever be paid. There were no excess cash flow amounts through January 28, 1995 and none are anticipated in the Company's latest projections.

        The Amended Plan further states that portions of any Wertheim Claim Proceeds (Note 12) and Litigation Claims (as defined in the Amended Plan) must be distributed to certain classes of claims. As to the Wertheim Claim Proceeds received in June, 1994, after distribution of $7 million to the Class AG-6A Trust, Ames retained the remaining $12 million. To the Company's knowledge, the relevant creditor groups have not formed the Litigation Trust which would be responsible for pursuing any Litigation Claims. Any future net proceeds from Litigation Claims would be distributed pursuant to the Amended Plan.

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

        The Confirmation Order, among other things, dismissed with prejudice all pending litigation, and released all claims that could have been brought in litigation, between the Company and the Citibank Group, TJX (to the extent provided in the Ames-TJX Release), and the creditors of the Company, including but not limited to Claims arising in (a) the Tax Refund Motion, (b) the Citibank Lift Stay Motion, (c) the Ames Declaratory Judgment Action, (d) the Substantive Consolidation Motion (as terms (a) through (d) are defined on pages 24 and 25 of the October 23, 1992 Disclosure Statement and Restated Joint Plan of Reorganization of Ames Department Stores, Inc. and Other Members of the Ames Group), and (e) an action filed under seal in the Bankruptcy Court on April 24, 1992 by the members of the Ames Group as Adversary Proceeding No. 92-9016A (JAG).

        A number of claims filed in connection with the Ames Chapter 11 cases remain unresolved, only some of which are asserted to be administrative, priority or secured claims. To the extent that such claims are properly asserted or found to be unpaid administrative, priority or secured claims, they would be the responsibility of the Company. Based on its continuing review of these claims, the Company believes that some have, in fact, already been fully satisfied, others are pre-petition unsecured claims which are not the responsibility of the Company, and some will be without any validity. In the aggregate, the Company does not believe the remaining pre-petition claims for which it will be liable under the Amended Plan will be material.

        On February 1, 1994, a civil complaint was filed against the Company in the Circuit Court for Prince George's County, Maryland, entitled Robert S. Wilson and Lillian Wilson vs Ames Department
    Stores, Inc. et. al.   This complaint arose from an incident on
    February 15, 1993 in an Ames store in which one of the plaintiffs, Robert S. Wilson, was apprehended for allegedly shoplifting merchandise and was injured in a struggle with Ames store personnel. The complaint alleged that the plaintiff was permanently disabled and, among other things, that Ames personnel used excessive force.
    On February 1, 1995 Ames and its insurance carriers reached an out-of-court settlement with the plaintiffs, and on February 21, 1995 the case was dismissed with prejudice.

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

        On March 31, 1994, Ames entered into a settlement agreement with the Defendants (the "Settlement Agreement"), which was subject to the approval of the Bankruptcy Court. In summary, the Settlement Agreement provided for a $19 million settlement payment by the Defendants and dismissal of all claims and counterclaims in the Wertheim Proceeding. The Settlement Agreement also provided for the Bankruptcy Court to enter an order (the "Bar Order") barring the assertion of further claims arising out of the Zayre Acquisition against the Defendants by Ames and holders of Allowed Claims (as defined in the Amended Plan). The Settlement Agreement also required Ames to indemnify the Defendants in the event that the assertion of Zayre-related claims by Ames against any third party results in that third party bringing a claim over against either of the Defendants.
    A hearing on the motion to approve the Settlement Agreement and enter the Bar Order was held on April 26, 1994.

        Subsequent to the hearing, the Bankruptcy Court entered an order approving the Settlement Agreement, and the closing on the Wertheim Settlement Agreement took place in June, 1994. At that time, the Company recorded a nonrecurring gain for its $12 million portion of the settlement. The Class AG-6A Trust received $7 million for its portion of the settlement.

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

        At the Peak Oil Superfund site in Florida, four Zayre stores were among a number of parties which received unilateral orders from the United States Environmental Protection Agency ("EPA") in 1990 requiring them to participate in an immediate removal action at that site. Subsequently, that removal action was performed by the EPA. In December 1994, the EPA notified the Company of its eligibility to participate in a deminimis settlement. In January 1995, the Company agreed to enter into the Deminimis Administrative Order on Consent.

        The Company is a party to various claims and legal proceedings covering a wide range of matters that arise in the ordinary course of its business activities. The Company believes that its likely liability as to these matters will not have a material adverse effect on the consolidated financial position or results of operations of the Company.


13. Supplemental Cash Flow Information:

    Cash paid for interest and income taxes were as follows:

                                              (000's Omitted)
                          ------------------------------------------------------
                          Fiscal Year        Fiscal Year  Five Weeks     Forty-eight
                             Ended              Ended       Ended        Weeks Ended
                          January 28,        January 29,  January 30,    December 26,
                             1995               1994         1993            1992
                          -----------        -----------  ----------     ------------
    Interest               $19,953            $23,204        $258     |     $11,844
    Income taxes                 7                 19          -      |          10



    Ames entered into other non-cash investing and financing activities as follows:

                                              (000's Omitted)
                                            -----------------------------------------------------
                                            Fiscal Year        Fiscal Year  Five Weeks     Forty-eight
                                               Ended              Ended      Ended         Weeks Ended
                                            January 28,        January 29,  January 30,    December 26,
                                                1995               1994         1993            1992
                                            -----------        -----------  -----------    ------------

      New capital lease obligations              $687              $  -      $  -      |          $204
      Conversion of subordinated                                                       |
        debentures into Common Stock                -                 -         -      |           503
      Conversion of Priority Common                                                    |
        Stock into Common Stock                    38                72        10      |             -



14. Fair Values of Financial Instruments:

        The Financial Accounting Standards Board requires disclosure of the fair value of financial instruments under Statement of Financial Accounting Standards No. 107, "Disclosures About Fair Value of Financial Instruments" ("SFAS No. 107"). The following methods and assumptions were used by the Company in estimating the fair value disclosures for its financial instruments.

        The Company's financial instruments as of January 28, 1995 and January 29, 1994 were cash and short-term investments, long-term debt, and the Series C Warrants. For cash and short-term investments, the carrying amounts reported in the Consolidated Balance Sheets approximated fair values. For long-term debt obligations, the fair values were estimated using a discounted cash flow analysis (based upon the Company's incremental borrowing rates for similar types of borrowing arrangements). The fair values of those debt instruments at January 29, 1994 expected to be paid-off from the proceeds of the New Facility (Note 5) were stated at their face amounts. The estimates of the fair values of the other debt instruments at January 29, 1994 approximated their carrying amounts. The fair value of the Series C Warrants was based on the market trading price at year-end less the exercise price, times the number of such warrants that were outstanding.

        The carrying amounts and fair values of the Company's financial instruments at January 28, 1995 and January 29, 1994 were as follows:

                                                 (000's Omitted)
                                   ----------------------------------------
                                    January 28, 1995      January 29, 1994
                                   -------------------  -------------------
                                    Carrying    Fair   Carrying    Fair
                                     Amount     Value    Amount    Value
                                   ---------   ------- --------- --------
    Cash and short-term investments $30,449     $30,449  $ 72,445  $ 72,445
    Long-term debt
      Secured debt                   27,312      27,091   100,069   101,240
      Unsecured debt                 26,886      26,611    33,877    33,877
    Series C Warrants                     -       1,462         -     1,026



15. Gain on Disposition of Properties:

        The following is a summary of the major components of the "Gain on disposition of properties":
                                            (000's Omitted)
                                 ------------------------------------
                                   Fiscal Year      Fiscal Year
                                      Ended            Ended
                                 January 28, 1995 January 29, 1994
                                 ---------------- ----------------
    Sales of lease interests
     at closed locations             $2,965          $    -
    Sale of office building           2,870               -
    Sale of shopping center           1,649             844
    Sale of corporate jet                 -             496
    Insurance proceeds and other        771               -
                                     ------          ------
                                     $8,255          $1,340
                                     ======          ======

16. Distribution Center Closing Costs:

        On November 1, 1994, the Company announced it would close the distribution center in Clinton, Massachusetts in June, 1995 and recorded a provision of $2.5 million in the third quarter for the estimated costs associated with closing the facility. The Company has entered into an agreement to sell the Clinton facility in the second quarter of Fiscal 1995, earlier than originally anticipated. Due to this earlier-than-expected sale, the Company reduced the provision to $1.3 million in the fourth quarter to eliminate the reserve amounts established for real estate taxes and other estimated property holding costs. Transfer of the Clinton operations to the Company's distribution center in Leesport, Pennsylvania began in January, 1995.

        Approximately $0.6 million of estimated termination benefits was included in the provision. Approximately 330 employees will be affected by the closing. The following items represent the major components (in thousands) of the total provision for the Clinton closing costs:

        Termination benefits and other
          human resources costs                  $776
        Asset write-off                           145
        Other closing costs                       379
                                               ------
                                               $1,300
                                               ======

17. Restructuring:

        As part of its restructuring prior to emergence from Chapter 11, the Company announced in October, 1992 that in early 1993 it would close 60 discount stores and the three remaining (freestanding) Crafts & More stores. All of these stores were closed as planned in March, 1993. In connection with the 60 store closings and related restructuring (including the closing of a distribution center/warehouse and office consolidation), the Company recorded a restructuring charge of $72.5 million in October, 1992. The restructuring charge represented profits or losses from store operations from the date of announcement until closing, estimated lease liabilities (including amounts that were subject to settlement), employee payroll and severance costs, losses on liquidation of inventories, losses on disposition of owned assets and leasehold interests, and other related restructuring costs. In December, 1992, the Company recorded an additional restructuring charge of $16.0 million, primarily to provide a reserve for expected markdowns associated with the discontinuance of private-label children's apparel and for additional home office and field employee severance costs associated with the continued restructuring of the Company.

        The non-cash decrease in merchandise inventories due to
    restructuring activities totalled $57.8 million for the forty-eight weeks ended December 26, 1992. The following items represent the major components of the total restructuring charge for the forty-eight weeks ended December 26, 1992:
                                           ($ in millions)
                                          -----------------
                                             Forty-eight
                                             Weeks Ended
                 Item                     December 26, 1992
                 ----                     -----------------
        Lease costs (a)                         $23.4
        Net fixed asset and leasehold
          write-down                             28.3
        Write-down of inventories                 9.3
        Severance and other human
          resource costs                         18.2
        Reserve for discontinuance of
          private-label children's apparel       12.1
        Various other (including post-
          announcement operating results
          for closing stores)                    (2.8)
                                                ------
                                                $88.5
                                                ======

     (a) The lease costs relate to the closing of stores/facilities and rejected leases as part of the Chapter 11 case.


        Net assets held for disposition are recorded net of related anticipated costs associated with the sale of such assets. Assets other than merchandise inventories are sold as market conditions permit.

        In December, 1992, the Company entered into an agreement (the "60-Store Agency Agreement") with an agent to assist the Company with the disposition of merchandise inventory in "going-out-of-business"
    (GOB) sales at the 60 discount stores and three Crafts & More stores. The GOB sales commenced in January, 1993, were completed in March, 1993, and the Company realized approximately $46 million in cash for the merchandise inventory after payment of all direct GOB expenses as defined in the 60-Store Agency Agreement. This represented approximately 52% of the beginning GOB retail inventory value at the closed stores.

18. Pro Forma Summary Information (Unaudited):

        As discussed in Note 17, during the forty-eight weeks ended December 26, 1992, Ames announced its plan to close 60 discount stores in early Fiscal 1993. The announcement was made on October 30, 1992 and the stores were closed in March, 1993. Results of closing stores' operations are applied against the restructuring reserve from the date of announcement. Therefore the operating results of the 60 stores were included in the statement of operations only through October, 1992.

        The following unaudited pro forma summary information for the forty-eight weeks ended December 26, 1992 represents the estimated results of operations of the Company as if the Amended Plan was effective at the beginning of Fiscal 1992 and the 60 closed stores were excluded from operations for the forty-eight weeks ended December 26, 1992. The adjustments reflected in the information below include: (1) the estimated effects of the Amended Plan; (2) the reversal of the restructuring charge and operating results of the 60 stores; (3) interest expense and interest income adjustments related to inventory levels at the closed stores and additional funds on hand; (4) income tax expense for the forty-eight week period; and (5) adjustment to the earnings per common share based on the new common shares issued under the Amended Plan.

Pro Forma Summary Information
(In Thousands, Except Per Share Amount)
(Unaudited)


                                       Forty-eight Weeks
                                             Ended
                                       December 26, 1992
                                       -----------------
            Total Sales                    $2,167,658
            Net Income                         $8,594
            Net Income Per Common Share         $ .43


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

19. Leased Department and Other Operating Income:

                                             (000's Omitted)
                         -----------------------------------------------------
                               Fiscal Year       Fiscal Year       Five Weeks     Forty-eight
                                  Ended             Ended            Ended         Weeks Ended
                               January 28,       January 29,       January 30,    December 26,
                                   1995              1994             1993            1992
                               -----------       -----------       -----------    ------------
    Leased department income        $17,900          $18,829           $1,018     |   $20,078
    Concession and vending income     1,342            1,620                -     |     2,064
    Layaway service fees              3,163            3,109              149     |     3,192
    Various other                     7,891           10,799              914     |    10,203
                                    -------          -------           ------     |   -------
                                    $30,296          $34,357           $2,081     |   $35,537
                                    =======          =======          =======         =======

20. Bankruptcy Expenses:

        Bankruptcy expenses represented primarily professional fees and incremental internal costs incurred as a result of the Chapter 11 cases. Costs totalling $25.5 million were expensed during the forty-eight weeks ended December 26, 1992, relating primarily to accounting, legal and consulting services provided to Ames and various official creditors' committees (which were required to be paid by Ames while in Chapter 11).

21. Extraordinary Items:

        The Company prepaid certain debt (Note 5) during Fiscal 1994 and recorded a non-cash extraordinary charge of $1.5 million, net of tax benefit of $0.7 million, primarily for the write-off of deferred financing costs and debt discounts.

        During Fiscal 1993, the Company paid $1.9 million to certain state taxing authorities in early settlement of $2.8 million of tax obligations and recorded the difference of $0.9 million as an extraordinary gain.

        The Company stated its liabilities at December 26, 1992 at the present value of the amounts to be paid pursuant to the Amended Plan. The resulting non-taxable gain of approximately $1.25 billion from the debt discharge was presented as an extraordinary gain in the accompanying consolidated statement of operations for the forty-eight weeks ended December 26, 1992.

22. Quarterly Financial Data (Unaudited):

             Summarized unaudited quarterly financial data (in thousands except for per share amounts) for the last two fiscal years are shown below. The prior-year's fourth quarter gross margin amount includes certain reclassifications to conform to the current year presentation.

                                                  Net Income (Loss)
                 Net Sales          Gross Margin   Net Income (Loss)  Per Common Share
                -----------         ------------  ------------------- ------------------
    Fiscal 1994:
    ------------
    First         $435,755            $114,098         ($15,141)(a,e)      ($.75)(a,e)
    Second         491,300             134,407            6,609 (b,e)        .31 (b,e)
    Third          511,268             134,781           (5,102)(e)         (.25)(e)
    Fourth         704,504             188,360           30,660 (e)         1.44 (e)
                   -------            --------          -------             ----

    Total       $2,142,827            $571,646          $17,026             $.79 (c)
                ==========            ========         =========           =====
    Fiscal 1993:
    ------------
    First         $434,761            $118,145         ($17,992)           ($.90)
    Second         496,850             136,182           (9,955)            (.50)
    Third          526,502             143,779           (1,653)(d)         (.08)(d)
    Fourth         665,414             183,216           40,423             1.91
                   -------             -------         ---------           -----

    Total       $2,123,527            $581,322          $10,823             $.51 (c)
                ==========            ========         =========           =====


    (a) Includes the extraordinary loss of $1.5 million, net of tax benefit, related to the prepayment of certain debt (Note 21).

    (b) Includes the nonrecurring gain of $8.3 million, net of tax provision, for a litigation settlement (Note 12).

    (c) Per share figures do not total due to the weighted average number of common and common equivalent shares outstanding in each quarter.

    (d) Includes the extraordinary gain on early extinguishment of debt of $0.9 million (Note 21).

    (e) Fiscal 1994 quarterly results included income tax benefits (provisions) of $6.5, ($3.2), $2.4 and ($14.0) million for the first, second, third and fourth quarters, respectively. Fiscal 1993 quarterly results did not include an income tax benefit or provision until the $3.3 million annual provision was recorded in the fourth quarter.

                                                                  SCHEDULE II


                               AMES DEPARTMENT STORES,INC. AND SUBSIDIARIES
                                     VALUATION AND QUALIFYING ACCOUNTS
                                              (000's Omitted)



                     Balance at Charged to                              Balance at
                    Beginning of         Cost and                         End of
Description            Period             Expense        Reclassifications   Deductions       Period
- -----------         ------------         ---------       -----------------   ----------     ----------

Fiscal Year Ended
- -----------------
    January 28, 1995
    ----------------
Restructuring Reserve  $6,992                -               $1,623(a)          ($5,737)(b)       $2,878
 included in Accrued
 Expenses
Distribution Center
 Closing Reserve
 included in Accrued
 Expenses                   -             $2,500               $267(a)         ($1,200)(c)       $1,567


Fiscal Year Ended
- -----------------
    January 29, 1994
     -------------------

Restructuring Reserve   $ 22,497               -             $16,943(a)     ($32,448)(b)    $6,992
 included in Accrued
 Expenses


Five Weeks Ended
- ----------------
    January 30, 1993
    ----------------

  Restructuring Reserve  $ 29,396               -             ($776)(d)                ($6,123)      $22,497


Forty-eight Weeks Ended
- -----------------------
    December 26, 1992
 --------------------

  Restructuring Reserve  $ 33,812            $88,500        ($66,117)(d)               ($26,799) $29,396
  Reserve included in
   Liabilities Subject to
   Settlement Under the
   Reorganization Case   $ 40,000                -                -           ($40,000)(e)      -


     (a) Represents reclassifications of costs associated with "Net assets held for disposition" and other reclassifications.

     (b) Represents payments of restructuring costs, including costs related to "Net assets held for disposition."

     (c) Represents reduction of amount charged to cost and expense to eliminate the amounts established for real estate taxes and other estimated property holding costs due to the earlier-than-expected sale.

     (d) Represents reclassifications to reflect portions of the restructuring charge that reduces "Net assets held for disposition" to net realizable value and other reclassifications.

     (e) Eliminated in connection with the consummation of the Company's plan of reorganization.

                          E X H I B I T   I N D E X

                                                            Cross-reference
Exhibit                                                or page number
Number                     Exhibit                      in Form 10-K
- -------                    --------                    ---------------

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

3(a)    Amended and Restated Certificate of Incorporation
           of Ames Department Stores, Inc.
           (incorporated herein by reference to
           Form 8 dated and filed December 29, 1992).

3(b)    Form of By-laws of Ames Department Stores, Inc.           62
           as amended February 23, 1995.


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

4(i)    Indenture, dated as of December 29, 1992, by and
           among Ames Department Stores, Inc. (8% Senior
           Secured Notes (Series D) due December 31, 1996,
           incorporated herein by reference to Exhibit
           28B of the Company's Report on Form 8-K
           dated January 7, 1993 and filed January 8,
           1993).

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

4(l)    Credit Agreement, dated April 28, 1994, between
           BankAmerica Business Credit, Inc., as agent, and
           Ames Department Stores, Inc. (incorporated herein
           by reference to Exhibit 4 of the Company's Report
           on Form 8-K dated and filed May 12, 1994).

4(m)    Rights Agreement, dated as of November 30, 1994, between
           Ames Department Stores, Inc. and Chemical Bank, as
           Rights Agent (incorporated herein by reference to
           Exhibit 4 of the Company's Quarterly Report on Form
           10-Q for the quarterly period ended October 29, 1994
           filed on December 13, 1994).

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

10(j)   1989 Incentive Stock Option Plan (incorporated
           herein by reference to the Company's
           Registration Statement on Form S-8, File No.
           33-29639).


10(k)   Employment and Non-Competition Agreement with
           Stephen L. Pistner (incorporated herein by
           reference to the Company's 1990 Annual Report
           on Form 10-K dated May 11, 1990 and filed
           May 14, 1990).

10(l)   Settlement Agreement, dated March 31, 1994, between
           Ames Department Stores, Inc. and Subsidiaries
           and Wertheim Schroder & Co. Incorporated and
           James A. Harmon (incorporated herein by reference
           to Exhibit 10 of the Company's Report on Form 8-K
           dated and filed April 8, 1994).

10(m)   1994 Management Stock Option Plan (incorporated herein
           by reference to the Company's definitive proxy
           statement filed on May 5, 1994).

10(n)   Employment Agreement, dated June 6, 1994, and Amendment
           thereto, dated June 9, 1994, between Ames Department
           Stores, Inc. and Joseph Ettore (incorporated herein
           by reference to the Company's Report on Form 8-K
           dated and filed June 21, 1994).

10(o)   Employment Agreement, dated August 9, 1994, between Ames
           Department Stores, Inc. and Denis Lemire (incorpor-
           ated herein by reference to the Company's Quarterly
           Report on Form 10-Q for the quarterly period ended
           July 30, 1994 filed on September 9, 1994).

11      Schedule of computation of primary and fully-diluted           76
           net earnings per share.

22      Subsidiaries of the Registrant.                           77




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

                                          ARTICLE III

                                           DIRECTORS

  SECTION 1. NUMBER AND ELECTION OF DIRECTORS. The Board of Directors shall consist of seven members except as provided in Section 2 of this Article, directors shall be elected by a plurality of the votes cast at annual meetings of stockholders, and each director so elected shall hold office until his successor is elected and qualified or until his earlier death or resignation. Any director may resign at any time upon written notice to the Corporation. Directors need not be stockholders.

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

  SECTION 4. CHAIRMAN OF THE BOARD OF DIRECTORS. The Chairman of the Board of Directors, if there be one, shall preside at all meetings of the stockholders and of the Board of Directors. Unless some other person is so designated by the Board of Directors, he shall be the Chief Executive Officer of the Corporation, and except where by law the signature of the President is required, the Chairman of the Board of Directors shall possess the same power as the President to sign all contracts, certificates and other instruments of the Corporation which may be authorized by the Board of Directors. During the absence or disability of the President, the Chairman of the Board of Directors shall exercise all the powers and discharge all the duties of the President. The Chairman of the Board of Directors shall also perform such other duties and may exercise such other powers as from time to time may be assigned to him by these By-Laws or by the Board of Directors.

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

                                                                  For the        For the        For the
                                                                Fiscal Year    Fiscal Year     Five Weeks
                                                                   Ended          Ended          Ended
                                                                January 28,    January 29,    January 30,
                                                                    1995           1994           1993
                                                                ------------   ------------   ------------
Income (loss) before extraordinary item                             $18,543         $9,895       ($23,892)
Extraordinary gain (loss)                                            (1,517)           928              -
                                                                ------------   ------------   ------------
     Primary and fully-diluted net income (loss)                    $17,026        $10,823       ($23,892)
                                                                ============   ============   ============
For Primary Earnings per Share:
Weighted average number of common shares
     outstanding during the period                                   20,127         20,049         20,000

Add: Common stock equivalent shares represented
     by the Series B Warrants                                           (a)            (a)            (b)

     Common stock equivalent shares represented
     by the Series C Warrants                                         1,372          1,134            (b)

     Common stock equivalent shares represented
     by management stock options granted during
     the fiscal year ended January 28, 1995                             (a)              -              -
                                                                ------------   ------------   ------------
Weighted average number of common and common
equivalent shares used in the computation of primary
net earnings per share                                               21,499         21,183         20,000
                                                                ============   ============   ============
Primary earnings per share:
Primary income (loss) per share before extraordinary item             $0.86          $0.47         ($1.19)
Extraordinary gain (loss)                                             (0.07)          0.04              -
                                                                ------------   ------------   ------------
     Primary net income (loss) per share                              $0.79          $0.51         ($1.19)
                                                                ============   ============   ============
For Fully-Diluted Earnings per Share:
Weighted average number of common shares
     outstanding during the period                                   20,127         20,049         20,000

Add: Common stock equivalent shares represented
     by the Series B Warrants                                           (a)            (a)            (b)

     Common stock equivalent shares represented
     by the Series C Warrants                                         1,372          1,165            (b)

     Common stock equivalent shares represented
     by management stock options granted during
     the fiscal year ended January 28, 1995                             (a)              -              -
                                                                ------------   ------------   ------------
Weighted average number of common and common
equivalent shares used in the computation of fully-diluted
net earnings per share                                               21,499         21,214         20,000
                                                                ============   ============   ============
Fully-diluted earnings per share:
Fully-diluted income (loss) per share before extraordinary item       $0.86          $0.47         ($1.19)
Extraordinary gain (loss)                                             (0.07)          0.04              -
                                                                ------------   ------------   ------------
     Fully-diluted net income (loss) per share                        $0.79          $0.51         ($1.19)
                                                                ============   ============   ============

(a) The Series B Warrants were not considered common stock equivalents because the exercise price exceeded the market price of the common stock throughout the period.

(b) Common stock equivalents were not included because the effect would have been anti-dilutive.

NOTE:Earnings per share was not presented for the forty-eight weeks ended December 26, 1992.



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