Form 10-Q
period 1995-04-29
AMES DEPARTMENT STORES INC
filed 1995-05-31
CIK 6071

SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549


                                 FORM 10-Q


[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

For the quarterly period ended             APRIL 29, 1995
                                ------------------------------------------

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE       SECURITIES
      EXCHANGE ACT OF 1934

For the transition period from                      to
                               --------------------    ---------------------


                       AMES DEPARTMENT STORES, INC.
           ----------------------------------------------------
          (Exact name of registrant as specified in its charter)


            Delaware                              04-2269444
- --------------------------------     --------------------------------------
(State or other jurisdiction of      I.R.S. Employer Identification Number)
 incorporation or organization)


2418 Main Street, Rocky Hill, Connecticut                    06067
- -----------------------------------------            -----------------------
(Address of principal executive offices)                   (Zip Code)


Registrant's telephone number including area code:      (203) 257-2000
                                                    ------------------------

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

                          YES   X     NO
                              ------      ------

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

    20,127,269 shares of Common Stock were outstanding on May 25, 1995.


                         Exhibit Index on page 13

                     Page 1 of 15 (including exhibits)

            AMES DEPARTMENT STORES, INC. AND SUBSIDIARIES

                              FORM 10-Q

                 FOR THE QUARTER ENDED APRIL 29, 1995




                              I N D E X




                                                                   Page

Part I: Financial Information

        Consolidated Condensed Statements of Operations              3
           for the Quarters Ended April 29, 1995 and
           April 30, 1994

        Consolidated Condensed Balance Sheets at                    4
           April 29, 1995, January 28, 1995, and
           April 30, 1994

        Consolidated Condensed Statements of Cash Flows             5
           for the Quarters Ended April 29, 1995 and
           April 30, 1994

        Notes to Consolidated Condensed Financial Statements        6

        Management's Discussion and Analysis of Financial           9
           Condition and Results of Operations


Part II:   Other Information

        Submission of Matters to a Vote of Security Holders       13
           and Exhibits and Reports on Form 8-K

                                             PART I
                                      FINANCIAL INFORMATION

                          AMES DEPARTMENT STORES, INC. AND SUSIDIARIES
                        CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                            (In Thousands, Except Per Share Amounts)
                                          (Unaudited)


                                                                              For the Thirteen
                                                                                 Weeks Ended
                                                                            April 29,   April 30,
                                                                              1995        1994
                                                                           ----------- -----------
TOTAL SALES                                                                  $460,448    $456,153
 Less: Leased department sales                                                 18,756      20,398
                                                                           ----------- -----------
NET SALES                                                                     441,692     435,755
COSTS, EXPENSES AND (INCOME):
 Cost of merchandise sold                                                     326,347     319,716
 Selling, general and administrative expenses                                 133,041     138,852
 Leased department and other operating income                                  (6,254)     (6,222)
 Depreciation and amortization expense                                          1,941         939
 Amortization of the excess of revalued net assets
  over equity under fresh-start reporting                                      (1,538)     (1,538)
 Interest and debt expense, net                                                 5,121       5,957
 Gain on disposition of properties                                               (991)     (1,802)
                                                                           ----------- -----------
INCOME (LOSS) BEFORE INCOME TAXES
       AND EXTRAORDINARY ITEM                                                 (15,975)    (20,147)

 Income tax benefit                                                             4,834       6,523
                                                                           ----------- -----------
INCOME (LOSS) BEFORE EXTRAORDINARY ITEM                                       (11,141)    (13,624)

 Extraordinary item - gain (loss) on early extinguish-
   ment of debt (net of tax benefit of $727)                                        -      (1,517)
                                                                           ----------- -----------

NET INCOME (LOSS)                                                            ($11,141)   ($15,141)
                                                                           =========== ===========

WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING                                                    20,127      20,127
                                                                           =========== ===========

INCOME (LOSS) PER SHARE BEFORE EXTRAORDINARY ITEM                              ($0.55)     ($0.68)

EXTRAORDINARY GAIN (LOSS) PER SHARE                                                 -       (0.07)
                                                                           ----------- -----------

NET INCOME (LOSS) PER SHARE                                                    ($0.55)     ($0.75)
                                                                           =========== ===========

       (The accompanying notes are an integral part of these condensed financial statements.)



                            AMES DEPARTMENT STORES, INC. AND SUBSIDIARIES
                                CONSOLIDATED CONDENSED BALANCE SHEETS
                                            (In Thousands)
                                              (Unaudited)
                                                                         April 29,  January 28,  April 30,
                                                                            1995        1995        1994
                              ASSETS                                    ------------------------------------
Current Assets:
 Unrestricted cash and short-term investments                               $20,169     $28,402     $24,362
 Restricted cash and short-term investments                                       -       2,047      56,578
                                                                        ------------------------------------
       Total cash and short-term investments                                 20,169      30,449      80,940
 Receivables                                                                 25,121      16,807      25,458
 Merchandise inventories                                                    520,504     430,152     506,841
 Prepaid expenses and other current assets                                   14,873       8,999      19,370
                                                                        ------------------------------------
       Total current assets                                                 580,667     486,407     632,609
                                                                        ------------------------------------

Fixed Assets                                                                 54,258      48,653      25,766
 Less - Accumulated depreciation and amortization                            (9,628)     (7,620)     (3,081)
                                                                        ------------------------------------
       Net fixed assets                                                      44,630      41,033      22,685
                                                                        ------------------------------------

Other assets and deferred charges                                             5,022       5,948       1,155
                                                                        ------------------------------------
                                                                           $630,319    $533,388    $656,449
                                                                        ====================================
               LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
 Accounts payable:
    Trade                                                                  $150,888    $130,737    $110,276
    Other                                                                    35,116      33,794      44,692
                                                                        ------------------------------------
       Total accounts payable                                               186,004     164,531     154,968
 Note payable - revolver                                                    103,147           -      88,498
 Current portion of long-term debt and capital lease obligations             19,429      19,156      52,488
 Long-term debt classified as current (Note 5)                                    -           -      34,844
 Self-insurance reserve                                                      45,393      46,413      49,585
 Accrued expenses and other current liabilities                              60,474      63,498      57,951
                                                                        ------------------------------------
       Total current liabilities                                            414,447     293,598     438,334

Long-term debt                                                               29,581      39,030      43,054
Capital lease obligations                                                    36,730      38,065      41,047
Other long-term liabilities                                                   6,258       6,242      10,949

Unfavorable lease liability                                                  22,432      22,903      24,548
Excess of revalued net assets over equity under fresh-start reporting        47,095      48,633      53,248

Stockholders' Equity:
 Priority common stock                                                            -           -          26
 Common stock                                                                   201         201         175
 Additional paid-in capital                                                  80,759      80,759      73,278
 Retained earnings (accumulated deficit)                                     (7,184)      3,957     (28,210)
                                                                        ------------------------------------
       Total stockholders' equity                                            73,776      84,917      45,269
                                                                        ------------------------------------
                                                                           $630,319    $533,388    $656,449
                                                                        ====================================

                    (The accompanying notes are an integral part of these condensed financial statements.)



                    AMES DEPARTMENT STORES, INC. AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                    (In Thousands)
                                      (Unaudited)
                                                               For the Thirteen
                                                                 Weeks Ended
                                                           April 29,   April 30,
                                                              1995       1994
                                                           ---------- -----------
Cash flows from operating activities:
 Net income (loss)                                          ($11,141)   ($15,141)
 Adjustments to reconcile net loss to net cash
     used for operating activities:
 Extraordinary loss on early extinguishment of debt                -       1,517
 Income tax benefit                                           (4,834)     (6,523)
 Gain on disposition of properties                              (991)     (1,802)
 Depreciation and amortization of fixed assets                 2,014         985
 Amort. of the excess of revalued net assets over equity      (1,538)     (1,538)
 Increase in accounts receivable                              (8,314)     (7,266)
 Increase in merchandise inventories                         (90,352)    (64,643)
 Increase in accounts payable                                 21,473      44,832
 Decrease in accrued expenses and other current liabs.        (3,403)     (1,388)
 Increase in other working capital and other, net                (81)     (1,170)
                                                           ---------- -----------
Cash used for operations before restructuring items          (97,167)    (52,137)

Payments of restructuring costs                                 (610)     (1,784)
                                                           ---------- -----------
Net cash used for operating activities                       (97,777)    (53,921)
                                                           ---------- -----------
Cash flows from investing activities:
 Proceeds from sale of properties                                294       2,368
 Purchases of fixed assets                                    (4,953)     (2,208)
 (Increase) decr. in restricted cash and short-term invest.    2,047        (598)
                                                           ---------- -----------
Net cash used for investing activities                        (2,612)       (438)
                                                           ---------- -----------
Cash flows from financing activities:
 Payments of debt and capital lease obligations              (10,991)    (10,094)
 Short-term borrowings under the revolver, net               103,147      73,138
 Increase in deferred financing costs                              -        (788)
                                                           ---------- -----------
Net cash provided by financing activities                     92,156      62,256
                                                           ---------- -----------
Increase (decr.) in unrest. cash and short-term invest.       (8,233)      7,897
Unrestricted cash and short-term invest., beg. of period      28,402      16,465
                                                           ---------- -----------
Unrestricted cash and short-term invest., end of period      $20,169     $24,362
                                                           ========== ===========
Supplemental disclosures of cash flow information:
    Cash paid during the period for:
 Interest and debt fees not capitalized                       $3,882      $3,269
 Income taxes                                                      1           6









(The accompanying notes are an integral part of these condensed financial statements.)


            AMES DEPARTMENT STORES, INC. AND SUBSIDIARIES
         NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                             (Unaudited)



 1.    Basis of Presentation:

       In the opinion of management, the accompanying unaudited consolidated condensed financial statements of Ames Department Stores, Inc. (a Delaware Corporation) and subsidiaries (collectively "Ames" or the "Company") contain all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of such financial statements for the interim periods. Due to the seasonality of the Company's operations, the results of its operations for the interim period ended April 29, 1995 may not be indicative of total results for the full year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations promulgated by the Securities and Exchange Commission. Certain prior year amounts have been reclassified to conform to the presentation used for the current year. The consolidated condensed balance sheet at January 28, 1995 was taken from audited financial statements previously filed with the Commission in the Company's latest Form 10-K. The accompanying unaudited consolidated condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's latest Form 10-K.


 2.    Earnings Per Common Share:

       Earnings per share was determined using the weighted average number of common shares outstanding. There were no exercises of warrants during the quarter ended April 29, 1995. Common stock equivalents and fully diluted earnings per share were excluded as their inclusion would have reduced the reported loss per share.


 3.    Cash and Short-Term Investments:

       As of January 28, 1995, the Company had $1.8 million of cash received in escrow from the December, 1994 sale of a store's leasehold interest. This cash was included in "Restricted cash and short-term investments" at January 28, 1995 and was released from escrow in February, 1995. In addition, as of January 28, 1995 and April 30, 1994, Ames restricted approximately $0.2 and $1.0 million of cash, respectively, for expected payments of certain remaining administrative and priority claims under the Company's plan of reorganization. These amounts were also included in "Restricted cash and short-term investments." The associated liability was included in "Accrued expenses".

       As of April 30, 1994, approximately $55.6 million was placed for collateral pledge and consignment as a condition precedent to the issuance of letters of credit under the Letter of Credit Facility (Note 5). This cash collateral was included in "Restricted cash and short-term investments" at April 30, 1994. Ames earned interest on the invested cash collateral.

 4.    Inventories:

       Substantially all inventories are valued at the lower of cost or market. Cost is determined by the retail last-in, first-out (LIFO) cost method for all merchandise inventories. If the first-in, first-out (FIFO) cost method had been used, inventories would have increased by $.2 million at April 30, 1994. No LIFO reserve was necessary at April 30, 1995 and January 28, 1995.


 5.    Debt:

       On April 28, 1994, the Company entered into an agreement with BankAmerica Business Credit, Inc., as agent, two financial institutions as co-agents (together with the agent, the "Agents"), and a syndicate consisting of five other banks and financial institutions, for a secured revolving credit facility of up to $300 million, with a sublimit of $100 million for letters of credit (the "Credit Agreement"). The Credit Agreement is in effect until June 22, 1997, is secured by substantially all of the assets of the Company and requires the Company to meet certain quarterly financial covenants.
   In addition, each year the Company must have no outstanding borrowings under the Credit Agreement for a consecutive 30-day period between November 15th and February 15th of the following year. The Company is in compliance with the financial covenants through the quarter ended April 29, 1995.

       As of April 29, 1995, borrowings of $103.1 million were outstanding under the Credit Agreement. In addition, $30.3 and $8.0 million of standby and trade letters of credit, respectively, were outstanding under the Credit Agreement. The weighted average interest rate on the borrowings was 10.6% for the thirteen weeks ended April 29, 1995. The peak borrowing level in the first quarter this year was $103.1 million.

       In June, 1994, the Company utilized the funds that were no longer restricted for the collateralization of letters of credit (Note 3), and funds from the Credit Agreement, to prepay its then outstanding Series A, B and D Notes, a $1.2 million term note, and the outstanding borrowings under the Prior Credit Agreement (as defined below). As a result of the refinancing and associated commitment to prepay the above debt, a non-cash extraordinary charge of approximately $1.5 million, net of tax benefit of approximately $.7 million, was recorded in last year's first quarter, primarily for the write-off of deferred financing costs and debt discounts related to the debt to be prepaid. As of April 30, 1994, approximately $34.8 million represented the portion of long-term debt that was to be prepaid and was classified as "Long-term debt classified as current."

       The amount of borrowing under the Credit Agreement generally shall not exceed the sum of (i) an amount equal to 55% of inventory not covered by any outstanding letter of credit plus (ii) an amount equal to 50% of inventory covered by any outstanding letter of credit less
   (iii) a reserve for reinstated debt ($20.5 million as of April 29, 1995). In addition, the Credit Agreement provides for potential establishment of other reserves contingent upon the Company's financial performance. In addition, each Agent reserves the right in good faith, based upon such collateral consideration as such Agent may in its sole discretion deem necessary or appropriate to adjust the total available to be borrowed by establishing reserves, making determinations of eligible inventory, revising standards of eligibility or decreasing from time to time the percentages set forth above. Reference can be made to the latest Form 10-K for further descriptions of the Credit Agreement and the obligations summarized below, and for descriptions of the Company's other obligations not discussed herein.

       Prior Credit Agreement

       Citibank was the agent in a post-Chapter 11 credit agreement (the "Prior Credit Agreement") which combined a $175.9 million revolving credit facility and a $1.2 million term note. The Prior Credit Agreement was between the Company, Citibank, and a syndicate consisting of other banks and financial institutions. At April 30, 1994, $88.5 million was outstanding under the revolver portion of the Prior Credit Agreement. The Prior Credit Agreement was terminated when the Credit Agreement became effective.

       Letter of Credit Facility

       The Company had a $120 million letter of credit facility with Republic National Bank of New York (the "Letter of Credit Facility") that had sublimits of $60 million for trade letters of credit and $60 million for standby letters of credit. As of April 30, 1994, $11.9 million and $41.0 million was outstanding in trade and stand-by letters of credit, respectively, under the Letter of Credit Facility. Before the Credit Agreement became effective and the Letter of Credit Facility was terminated, all letters of credit outstanding under the Letter of Credit Facility had to be cash collateralized at 105% from the date of issuance.

       Deferred Cash Distributions

       The Company's plan of reorganization, which was consummated on December 30, 1992, provided that $46.5 million of cash distributions in respect to several classes of claims would be paid subsequent to the consummation date. On January 31, 1993, January 31, 1994, and January 31, 1995, $15.0, $8.0 and $8.0 million, respectively, of these deferred cash distributions were paid as scheduled. The remaining unsecured amounts are due as follows, with interest that began on February 1, 1994 at 5% per annum: $8.0 million due at January 31, 1996; and $7.5 million due at January 31, 1997.


 6.    Income Taxes:

       The Company's estimated annual effective income tax rate for each year was applied to the loss incurred before income taxes and extraordinary item for the thirteen weeks ended April 29, 1995 and April 30, 1994 to compute non-cash income tax benefits of $4.8 and $6.5 million, respectively. The same method was used to compute an income tax benefit of $.7 million for the extraordinary loss in the first quarter of 1994. The Company currently expects that, as a result of the seasonality of the Company's business, this year's income tax benefit will be offset by non-cash income tax expense in the remaining interim periods. The income tax benefits are included in other current assets in the accompanying balance sheet as of April 29, 1995 and April 30, 1994.


 7.    Litigation:

       Reference can be made to the latest Form 10-K (Note 12 to the Consolidated Financial Statements) for various litigation involving the Company, for which there were no material changes since the filing date of the Form 10-K.

  AMES DEPARTMENT STORES, INC. AND SUBSIDIARIES
  FISCAL QUARTER ENDED APRIL 29, 1995
  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
  AND RESULTS OF OPERATIONS



Results of Operations

  The following table sets forth the number of stores in operation as of the dates indicated:


                                                     Number of Stores in Operation
                                            April 29,       January 28,         April 30,
                                               1995            1995               1994
                                            ---------       -----------       -----------
                                                305              306               306


  The following discussion and analysis is based on the historical results of operations for the thirteen weeks ended April 29, 1995 and April 30, 1994.  One store was closed during the quarter ended April 29, 1995, and two stores were closed during the quarter ended April 30, 1994.
During the first quarter of 1995, the Company announced the opening of a new store in Dudley, MA in late summer 1995.

  The following table sets forth the historical operating results expressed as a percentage of net sales for the periods indicated:


                                                         Thirteen
                                                        Weeks Ended
                                                     Apr. 29,  Apr. 30,
                                                      1995       1994
                                                     -------   --------
  Net sales                                           100.0 %    100.0 %
  Cost of merchandise sold                             73.9       73.4
                                                     -------    -------
     Gross margin                                      26.1       26.6
  Expenses and (income):
  Selling, general and administrative expenses         30.1       31.9
  Leased department and other operating income         (1.4)      (1.4)
  Depreciation and amortization expense                 0.4        0.2
  Amortization of the excess of revalued net
       assets over equity                              (0.3)      (0.4)
  Interest and debt expense, net                        1.2        1.4
  Gain on disposition of properties                    (0.2)      (0.4)
                                                     -------    -------
     Income (loss) before income taxes and
          extraordinary item                           (3.7)      (4.7)

  Income tax benefit                                    1.1        1.5
                                                     -------    -------
     Income (loss) before extraordinary item           (2.6)      (3.2)

  Extraordinary gain (loss)                               -       (0.3)
                                                     -------    -------

                      Net income (loss)                (2.6)%     (3.5)%
                                                     =======    =======




   Total sales (which include leased department sales) for the thirteen weeks ended April 29, 1995 increased $4.3 million or .9% from the prior-year's first quarter. Net sales for the same period increased $5.9 million or 1.4% from the prior year. These increases were due to an increase of 2.0% in comparable store sales on a 304-store base, partially offset by the operation of two fewer stores during this year's first quarter. The major causes for the increase in comparable store sales were the sales generated by the "55 Gold" senior citizen discount program, additional circular advertising and the favorable comparison to the prior year when merchandise shortages were experienced in the first two months due to the temporary closure of the Leesport, PA distribution center. These factors were partially offset by additional new competition and a continued weak apparel sales market.

   Gross profit declined $.7 million from the prior year, or .5% as a percentage of net sales. The first quarter's gross margin rate was negatively impacted by a lower markup on sales, reflecting a strategy of lowering prices in certain merchandise categories, and the impact of the discounts related to the "55 Gold" senior citizen discount program. These factors were partially offset by lower markdowns and lower inventory shrinkage.

   Selling, general and administrative expenses declined approximately
$5.8 million, or 1.8% as a percentage of net sales, in the thirteen weeks ended April 29, 1995 compared to the same prior-year period. Reductions in store non-payroll, home office, and advertising expenses were partially offset by an increase in store payroll.

   Depreciation and amortization expense increased by $1.0 million, or .2% of net sales, in the thirteen weeks ended April 29, 1995 compared to the same prior-year period. The adoption of fresh-start reporting as of December 26, 1992 resulted in the write-off of all of the Company's non-current assets at that date, and therefore depreciation and amortization expense reflects capital additions after that date.

   The amortization of the "excess of revalued net assets over equity under fresh-start reporting" remained the same in the current period presented as compared to the prior year. The Company is using a ten-year life for the period of amortization.

   Interest and debt expense, net of interest income, declined by $.8 million, or .2% of net sales, in the thirteen weeks ended April 29, 1995. The Company's average outstanding debt under its revolving credit facilities was effectively unchanged ($57.5 million this year vs. $57.4 million last year) during the two interim periods presented. In June, 1994, the Company prepaid approximately $69 million of debt utilizing a portion of the Credit Agreement (see below, under "Liquidity and Capital Resources") and the funds that were no longer required to be restricted for the collateralization of letters of credit. The favorable impact on interest expense from this prepayment was partially offset by the reduction of interest income resulting from the reduced restricted cash balance, the amortization of the financing costs associated with the Credit Agreement and an increase in market interest rates.

   In March, 1995, the Company completed the assignment of a lease for a warehouse that was not part of Ames' operations and recognized a gain of $1.0 million. In the first quarter of 1994, the Company recognized a gain of $1.1 million on the sale of a store lease, which was an operating property until closed in February, 1994, and also recognized a gain of $.7 million on the settlement of the inventory portion of a property insurance claim.

   The Company's estimated annual effective income tax rate for each year was applied to the loss before income taxes and extraordinary item for the thirteen weeks ended April 29, 1995 and April 30, 1994 to compute non-cash income tax benefits of $4.8 million and $6.5 million, respectively. The same method was used to compute an income tax benefit of $.7 million for the extraordinary loss in the first quarter of 1994. The Company currently expects that, as a result of the seasonality of the Company's business, this year's income tax benefit will be offset by non-cash income tax expense in the remaining interim periods.

   As a result of the debt refinancing and associated commitment to prepay certain debt, the Company recorded a non-cash extraordinary charge of $1.5 million, net of tax benefit of $.7 million, in the first quarter of 1994. The charge was primarily for the write-off of deferred financing costs and debt discounts related to the debt to be prepaid.

   Compared with the projections for the first quarter of 1995 contained in the Form 8-K filed on February 16, 1995 (referred to herein as the "Plan"), sales were $5.4 million less than Plan and EBITDA (earnings (loss) before net interest expense, income taxes, LIFO expense, extraordinary or non-recurring items, depreciation and amortization and other non-cash charges) was $.1 million less than Plan and $1.2 million above last year. The EBITDA results reflected the below Plan sales performance and a lower-than-planned gross margin rate, partially offset by lower-than-planned expenses and higher-than-planned other income and property gains.


Liquidity and Capital Resources

   On April 28, 1994, the Company entered into an agreement with BankAmerica Business Credit, Inc., as agent, two financial institutions as co-agents and a syndicate consisting of five other banks and financial institutions, for a secured revolving credit facility of up to $300 million, with a sublimit of $100 million for letters of credit (the "Credit Agreement"). The Company is in compliance with the financial covenants of the Credit Agreement through the quarter ended April 29, 1995.

   Reference can be made to Note 5 of this Quarterly Report and the latest Form 10-K for further descriptions of the Credit Agreement and the Company's other obligations.

   Restricted cash and short-term investments decreased $56.6 million from April 30, 1994 to April 29, 1995 primarily because the Company is no longer required to cash collateralize its letters of credit. Reference can be made to Note 3 of this Quarterly Report for further descriptions of the components of restricted cash and short-term investments.

   Merchandise inventories, valued on a LIFO basis, increased $13.7 million from April 30, 1994 to April 29, 1995 due to a build-up of inventories in certain apparel categories and home entertainment, partially offset by a planned reduction in jewelry, crafts, and health and beauty care inventories. The increase in inventories of $90.3 million from January 28, 1995 to April 29, 1995 was principally the result of a normal seasonal build-up of inventories.

   Trade accounts payable increased $40.6 million from April 30, 1994 to April 29, 1995 due primarily to improved trade payment terms and an increase in merchandise purchases in April, 1995 over the merchandise purchases in April, 1994. The increase in trade accounts payable of $20.2 million from January 28, 1995 to April 29, 1995 was principally the result of the seasonal build-up of inventories.

   Capital expenditures for the thirteen weeks ended April 29, 1995 totalled $5.0 million and for the balance of the year are estimated to be approximately $22.5 million. The increase in capital expenditures of $2.8 million over the prior-year's thirteen week period was primarily due to the current year's expenditures for store remodels and for improved inventory control and scanning technology. The Company expects that capital expenditures for the remainder of the year will be principally for remodeling stores (both small-scale and complete remodels), three new stores and management information systems. The Company adjusts its plans for making such expenditures depending on the amount of internally generated funds.

   The significant net operating loss carryovers remaining after fiscal year 1995, subject to limitations pursuant to Internal Revenue Code Sec. 382, should offset income on which taxes would otherwise be payable in future years.

   The Company believes that available cash and expected cash flows from the current fiscal year's operations and beyond, and the availability of its financing facilities, will enable the Company to fund its expected needs for working capital, capital expenditures and debt service requirements. Achievement of expected cash flows from operations and compliance with the EBITDA (as defined above) covenant in the Credit Agreement is dependent upon the Company's attainment of sales, gross profit, and expense levels that are reasonably consistent with its financial projections.

                               Part II

                          OTHER INFORMATION



Item 4. Submission of Matters to a Vote of Security Holders

            On April 10, 1995, the Company sent a notice of the annual meeting and a proxy statement to its stockholders. The notice of meeting announced that the Annual Meeting of Stockholders would be held Wednesday, May 24, 1995, to consider and act upon the following matters: (a) the election of seven (7) directors for a term of one year or until their successor(s) have been elected and qualified; (b) the ratification and approval of the appointment of Arthur Andersen LLP as the Company's independent certified public accountants and auditors for the fiscal year ending January 27, 1996; (c) the approval of the Ames Department Stores, Inc. 1995 Long Term Incentive Plan, as described in the Proxy Statement dated April 10, 1995 (the "Proxy Statement");
        (d) the approval of the Ames Department Stores, Inc. 1994 Non-Employee Directors Stock Option Plan, as described in the Proxy Statement; and (e) the transaction of such other business as may properly come before the meeting or any adjournments thereof.

            The results of the meeting will be disclosed in the Quarterly Report for the Company's fiscal quarter ending July 29, 1995.


Item 6. Exhibits and Reports on Form 8-K


    (a) Index to Exhibits


        Exhibit No.               Exhibit                       Page No.
        -----------               -------                       --------

           11            Schedule of computation of primary       15
                           earnings per share


    (b) Reports on Form 8-K:

        The following reports on Form 8-K were filed with the Securities and Exchange Commission during the first quarter:


    Date of Report     Date of Filing        Item #        Description
    --------------     --------------        ------        -----------

    February 16, 1995   February 16, 1995      5           Disclosure of
                                                           the fiscal 1995
                                                           summary
                                                           financial plan.

    March 30, 1995      March 30, 1995         5           Disclosure of
                                                           fiscal  January
                                                           and February
                                                           1995 results.

    April 14, 1995     April 14, 1995          5           Disclosure of
                                                           fiscal March
                                                           1995 results.

                                   SIGNATURES



    Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              AMES DEPARTMENT STORES, INC.
                                      (Registrant)





Dated:  May 30, 1995          /s/ Joseph R. Ettore
                              ------------------------------------
                              Joseph R. Ettore, President, Director,
                              and Chief Executive Officer






Dated:  May 30, 1995          /s/ John F. Burtelow
                              ------------------------------------
                              John F. Burtelow, Executive Vice
                              President and Chief Financial Officer






Dated:  May 30, 1995          /s/ William C. Najdecki
                              ------------------------------------
                              William C. Najdecki, Senior Vice
                              President Finance

                                                                    EXHIBIT 11


              AMES DEPARTMENT STORES, INC. AND SUBSIDIARIES
          SCHEDULE OF COMPUTATION OF PRIMARY EARNINGS PER SHARE
             (Amounts in thousands except per share amounts)


                                                           For the Thirteen
                                                              Weeks Ended
                                                        April 29,    April 30,
                                                           1995         1994
                                                       ------------ ------------
Income (loss) before extraordinary item                   ($11,141)    ($13,624)
Extraordinary gain (loss)                                        -       (1,517)
                                                       ------------ ------------
     Primary net income (loss)                            ($11,141)    ($15,141)
                                                       ------------ ------------
Weighted average number of common shares
  outstanding during the period                             20,127       20,127

Add: Common stock equivalent shares
  represented by the Series B Warrants                         (a)          (a)

  Common stock equivalent shares
  represented by the Series C Warrants                         (a)          (a)

  Common stock equivalent shares represented
  by management stock options granted                          (a)          (a)
                                                       ------------ ------------
Weighted average number of common and
common equivalent shares used in the
computation of primary earnings per share                   20,127       20,127
                                                       ============ ============

Primary earnings per share:
Primary income (loss) per share
  before extraordinary item                                 ($0.55)      ($0.68)
Extraordinary gain (loss)                                        -        (0.07)
                                                       ------------ ------------
     Primary net income (loss) per share                    ($0.55)      ($0.75)
                                                       ============ ============



  (a) Common stock equivalents have not been included because the effect would be anti-dilutive.

Note: Fully diluted earnings per share has not been presented as the effect would be anti-dilutive.

