Form 10-Q
period 1995-07-29
AMES DEPARTMENT STORES INC
filed 1995-08-25
CIK 6071

SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C. 20549


                             FORM 10-Q


[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
      SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended             JULY 29, 1995
                              ------------------------------------


[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to
                               ---------------     -----------------


                    AMES DEPARTMENT STORES, INC.
        -----------------------------------------------------
       (Exact name of registrant as specified in its charter)


            Delaware                         04-2269444
--------------------------------   -----------------------------
(State or other jurisdiction of           I.R.S. Employer
 incorporation or organization)        Identification Number


2418 Main Street, Rocky Hill, Connecticut                   06067
-----------------------------------------              --------------
(Address of principal executive offices)                 (Zip Code)


Registrant's telephone number including area code:     (203) 257-2000
                                                       --------------

                                 None
--------------------------------------------------------------------
Former name, former address and former fiscal year if changed since last report

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

20,127,269 shares of Common Stock were outstanding on August 15, 1995.


                      Exhibit Index on page 14

                 Page 1 of 16 (including exhibits)


           AMES DEPARTMENT STORES, INC. AND SUBSIDIARIES

                             FORM 10-Q

                FOR THE QUARTER ENDED JULY 29, 1995




                             I N D E X




                                                        Page

Part I: Financial Information

        Consolidated Condensed Statements of Operations      3
           for the Thirteen and Twenty-six Weeks Ended
           July 29, 1995 and July 30, 1994


        Consolidated Condensed Balance Sheets at              4
           July 29, 1995, January 28, 1995, and
           July 30, 1994


        Consolidated Condensed Statements of Cash Flows       5
           for the Thirteen and Twenty-six Weeks Ended
           July 29, 1995 and July 30, 1994


        Notes to Consolidated Condensed Financial Statements   6


        Management's Discussion and Analysis of Financial      9
           Condition and Results of Operations



Part II:   Other Information


        Submission of Matters to a Vote of Security Holders   13
           and Exhibits and Reports on Form 8-K

                                             PART I
                                      FINANCIAL INFORMATION

                          AMES DEPARTMENT STORES, INC. AND SUSIDIARIES
                        CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                            (In Thousands, Except Per Share Amounts)
                                          (Unaudited)


                                                             For the Thirteen          For the Twenty-six
                                                                Weeks Ended               Weeks Ended
                                                          -----------------------   -------------------------
                                                           July 29,    July 30,       July 29,     July 30,
                                                             1995        1994           1995         1994
                                                          ----------- -----------   ------------ ------------
TOTAL SALES                                                 $530,601    $517,685       $991,049     $973,838
 Less: Leased department sales                                26,437      26,385         45,193       46,783
                                                          ----------- -----------   ------------ ------------
NET SALES                                                    504,164     491,300        945,856      927,055
COSTS, EXPENSES AND (INCOME):
 Cost of merchandise sold                                    368,164     355,090        694,511      674,806
 Selling, general and administrative expenses                137,217     141,599        270,258      280,451
 Leased department and other operating income                 (7,708)     (7,771)       (13,962)     (13,993)
 Depreciation and amortization expense                         2,143       1,082          4,084        2,021
 Amortization of the excess of revalued net assets
  over equity under fresh-start reporting                     (1,539)     (1,538)        (3,077)      (3,076)
 Interest and debt expense, net                                6,415       6,802         11,536       12,759
 Gain on disposition of properties                            (5,099)     (1,733)        (6,090)      (3,535)
 Nonrecurring gain - litigation settlement                         -     (12,001)             -      (12,001)
                                                          ----------- -----------   ------------ ------------
INCOME (LOSS) BEFORE INCOME TAXES
       AND EXTRAORDINARY ITEM                                  4,571       9,770        (11,404)     (10,377)

 Income tax benefit (provision)                               (1,383)     (3,161)         3,451        3,362
                                                          ----------- -----------   ------------ ------------
INCOME (LOSS) BEFORE EXTRAORDINARY ITEM                        3,188       6,609         (7,953)      (7,015)

 Extraordinary item - loss on early extinguishment
   of debt (net of tax benefit of $727)                            -           -              -       (1,517)
                                                          ----------- -----------   ------------ ------------

NET INCOME (LOSS)                                             $3,188      $6,609        ($7,953)     ($8,532)
                                                          =========== ===========   ============ ============

WEIGHTED AVERAGE NUMBER OF COMMON AND
  COMMON EQUIVALENT SHARES OUTSTANDING                        21,531      21,541         20,127       20,127
                                                          =========== ===========   ============ ============

INCOME (LOSS) PER SHARE BEFORE EXTRAORDINARY ITEM              $0.15       $0.31         ($0.40)      ($0.35)

EXTRAORDINARY LOSS PER SHARE                                       -           -              -        (0.07)
                                                          ----------- -----------   ------------ ------------

NET INCOME (LOSS) PER SHARE                                    $0.15       $0.31         ($0.40)      ($0.42)
                                                          =========== ===========   ============ ============

       (The accompanying notes are an integral part of these condensed financial statements.)

                                       -3-

                            AMES DEPARTMENT STORES, INC. AND SUBSIDIARIES
                                CONSOLIDATED CONDENSED BALANCE SHEETS
                                            (In Thousands)
                                              (Unaudited)
                                                                          July 29,  January 28,   July 30,
                                                                            1995        1995        1994
                              ASSETS                                    ------------------------------------
Current Assets:
 Unrestricted cash and short-term investments                               $19,783     $28,402     $30,784
 Restricted cash and short-term investments                                       -       2,047         969
                                                                        ------------------------------------
       Total cash and short-term investments                                 19,783      30,449      31,753
 Receivables                                                                 23,388      16,807      23,410
 Merchandise inventories                                                    498,260     430,152     484,357
 Prepaid expenses and other current assets                                   13,249       8,999      15,793
                                                                        ------------------------------------
       Total current assets                                                 554,680     486,407     555,313
                                                                        ------------------------------------

Fixed Assets                                                                 59,607      48,653      34,265
 Less - Accumulated depreciation and amortization                           (11,828)     (7,620)     (4,218)
                                                                        ------------------------------------
       Net fixed assets                                                      47,779      41,033      30,047
                                                                        ------------------------------------

Other assets and deferred charges                                             4,834       5,948       7,310
                                                                        ------------------------------------
                                                                           $607,293    $533,388    $592,670
                                                                        ====================================
               LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
 Accounts payable:
    Trade                                                                  $126,210    $130,737     $99,630
    Other                                                                    34,202      33,794      42,779
                                                                        ------------------------------------
       Total accounts payable                                               160,412     164,531     142,409
 Note payable - revolver                                                    114,051           -     106,369
 Current portion of long-term debt and capital lease obligations             19,485      19,156      18,116
 Self-insurance reserves                                                     43,850      46,413      50,204
 Accrued expenses and other current liabilities                              56,221      63,498      55,409
                                                                        ------------------------------------
       Total current liabilities                                            394,019     293,598     372,507

Long-term debt                                                               25,919      39,030      41,666
Capital lease obligations                                                    34,799      38,065      40,086
Other long-term liabilities                                                   8,074       6,242      10,873

Unfavorable lease liability                                                  21,961      22,903      23,950
Excess of revalued net assets over equity under fresh-start reporting        45,557      48,633      51,710

Stockholders' Equity:
 Priority common stock                                                            -           -          23
 Common stock                                                                   201         201         178
 Additional paid-in capital                                                  80,759      80,759      73,278
 Retained earnings (accumulated deficit)                                     (3,996)      3,957     (21,601)
                                                                        ------------------------------------
       Total stockholders' equity                                            76,964      84,917      51,878
                                                                        ------------------------------------
                                                                           $607,293    $533,388    $592,670
                                                                        ====================================

                    (The accompanying notes are an integral part of these condensed financial statements.)

                                                                   -4-

                    AMES DEPARTMENT STORES, INC. AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                    (In Thousands)
                                      (Unaudited)
                                                             For the Twenty-six
                                                                 Weeks Ended
                                                           ---------------------
                                                            July 29,   July 30,
                                                              1995       1994
                                                           ---------- ----------
Cash flows from operating activities:
 Net income (loss)                                           ($7,953)   ($8,532)
 Adjustments to reconcile net loss to net cash
     used for operating activities:
 Extraordinary loss on early extinguishment of debt                -      1,517
 Income tax benefit                                           (3,451)    (3,362)
 Gain on disposition of properties                            (6,090)    (3,535)
 Depreciation and amortization of fixed assets                 4,233      2,126
 Amort. of the excess of revalued net assets over equity      (3,077)    (3,076)
 Increase in accounts receivable                              (6,581)    (5,218)
 Increase in merchandise inventories                         (68,108)   (42,159)
 Increase (decrease) in accounts payable                      (4,119)    32,273
 Decrease in accrued expenses and other current liabs.        (8,328)    (2,235)
 Increase in other working capital and other, net              1,847          -
                                                           ---------- ----------
Cash used for operations before restructuring items         (101,627)   (32,201)

Payments of restructuring costs                               (1,134)    (2,916)
                                                           ---------- ----------
Net cash used for operating activities                      (102,761)   (35,117)
                                                           ---------- ----------
Cash flows from investing activities:
 Proceeds from the sale of properties                          5,393      4,122
 Purchases of fixed assets                                   (10,312)   (10,740)
 Decrease in restricted cash and short-term investments        2,047     55,011
                                                           ---------- ----------
Net cash used for investing activities                        (2,872)    48,393
                                                           ---------- ----------
Cash flows from financing activities:
 Payments of debt and capital lease obligations              (16,275)   (82,420)
 Short-term borrowings under the revolver, net               114,051     91,009
 Increase in deferred financing costs                           (762)    (7,546)
                                                           ---------- ----------
Net cash provided by financing activities                     97,014      1,043
                                                           ---------- ----------
Increase (decr.) in unrest. cash and short-term invest.       (8,619)    14,319
Unrestricted cash and short-term invest., beg. of period      28,402     16,465
                                                           ---------- ----------
Unrestricted cash and short-term invest., end of period      $19,783    $30,784
                                                           ========== ==========
Supplemental disclosures of cash flow information:
    Cash paid during the period for:
 Interest and debt fees not capitalized                       $8,413    $10,397
 Income taxes                                                      1         18


(The accompanying notes are an integral part of these condensed financial statements.)
                                   - 5 -

           AMES DEPARTMENT STORES, INC. AND SUBSIDIARIES
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                            (Unaudited)



 1.    Basis of Presentation:


       In the opinion of management, the accompanying unaudited consolidated condensed financial statements of Ames Department Stores, Inc. (a Delaware Corporation) and subsidiaries (collectively "Ames" or the "Company") contain all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of such financial statements for the interim periods. Due to the seasonality of the Company's operations, the results of its operations for the interim period ended July 29, 1995 may not be indicative of total results for the full year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations promulgated by the Securities and Exchange Commission. Certain prior year amounts have been reclassified to conform to the presentation used for the current year. The consolidated condensed balance sheet at January 28, 1995 was taken from audited financial statements previously filed with the Commission in the Company's Form 10-K for the fiscal year ended January 28, 1995 (the "Fiscal 1994 Form 10-K"). The accompanying unaudited consolidated condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Fiscal 1994 Form 10-K.


 2.    Earnings Per Common Share:


       Earnings per share was determined using the weighted average number of common and common equivalent shares outstanding. There were no exercises of warrants during the twenty-six weeks ended July 29, 1995 and July 29, 1994. Common stock equivalents and fully diluted earnings per share were excluded for the periods with net losses as their inclusion would have reduced the reported loss per share. Fully diluted earnings per share was equal to primary earnings per share for the quarters ended July 29, 1995 and July 30, 1994.


 3.    Cash and Short-Term Investments:


       As of January 28, 1995, the Company had $1.8 million of cash received in escrow from the December, 1994 sale of a store's leasehold interest. This cash was included in "Restricted cash and short-term investments" at January 28, 1995 and was released from escrow in February, 1995. In addition, as of January 28, 1995 and July 30, 1994, Ames restricted approximately $0.2 and $1.0 million of cash, respectively, for expected payments of certain remaining administrative and priority claims under the Company's plan of reorganization. These amounts were also included in "Restricted cash and short-term investments." The associated liability was included in "Accrued expenses".

 4.    Inventories:

       Substantially all inventories are valued at the lower of cost or market. Cost is determined by the retail last-in, first-out
   (LIFO) cost method for all merchandise inventories. If the first-in, first-out (FIFO) cost method had been used, inventories would have increased by $.5 million at July 30, 1994. No LIFO reserve was necessary at July 30, 1995 and January 28, 1995.

 5.    Debt:

       On April 28, 1994, the Company entered into an agreement with BankAmerica Business Credit, Inc., as agent, two financial institutions as co-agents (together with the agent, the "Agents"), and a syndicate consisting of five other banks and financial institutions, for a secured revolving credit facility of up to $300 million, with a sublimit of $100 million for letters of credit (the "Credit Agreement"). The Credit Agreement is in effect until June 22, 1997, is secured by substantially all of the assets of the Company and requires the Company to meet certain quarterly financial covenants. In addition, each year the Company must have no outstanding borrowings (other than borrowings, not to exceed $20 million, related to certain expenditures) under the Credit Agreement for a consecutive 30-day period between November 15th and February 15th of the following year. The Company is in compliance with the financial covenants through the quarter ended July 29, 1995.

       As of July 29, 1995, borrowings of $114.1 million were outstanding under the Credit Agreement. In addition, $27.7 and $11.3 million of standby and trade letters of credit, respectively, were outstanding under the Credit Agreement. The weighted average interest rate on borrowings under the Credit Agreement was 10.0% and 10.2% for the thirteen and twenty-six weeks ended July 29, 1995, respectively. The peak borrowing level through July 29, 1995 was $129.1 million.

       In June, 1994, the Company utilized funds that were no longer restricted for the collateralization of letters of credit under the Letter of Credit Facility (as defined below) and funds from the Credit Agreement, to prepay its then outstanding Series A, B and D Notes, a $1.2 million term note, and the outstanding borrowings under the Prior Credit Agreement (as defined below). As a result of the refinancing and associated commitment to prepay the above debt, a non-cash extraordinary charge of approximately $1.5 million, net of tax benefit of approximately $.7 million, was recorded in last year's first quarter, primarily for the write-off of deferred financing costs and debt discounts related to the debt to be prepaid.

       The amount of borrowing under the Credit Agreement generally shall not exceed the sum of (i) an amount equal to 55% of inventory not covered by any outstanding letter of credit plus (ii) an amount equal to 50% of inventory covered by any outstanding letter of credit less (iii) a reserve for reinstated debt ($18.7 million as of July 29, 1995). In addition, the Credit Agreement provides for potential establishment of other reserves contingent upon the Company's financial performance. In addition, each Agent reserves the right in good faith, based upon such collateral consideration as such Agent may in its sole discretion deem necessary or appropriate to adjust the total available to be borrowed by establishing reserves, making determinations of eligible inventory, revising standards of eligibility or decreasing from time to time the percentages set forth above. Reference can be made to the Fiscal 1994 Form 10-K for further descriptions of the Credit Agreement and the obligations summarized below, and for descriptions of the Company's other obligations not discussed herein.

       Prior Credit Agreement


       Citibank, N.A., was the agent in a post-Chapter 11 credit agreement (the "Prior Credit Agreement") which combined a $175.9 million revolving credit facility and a $1.2 million term note.
   The Prior Credit Agreement was between the Company, Citibank, and a syndicate consisting of other banks and financial institutions.
   The Prior Credit Agreement was terminated when the Credit Agreement became effective.


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


       Deferred Cash Distributions


       The Company's plan of reorganization, which was consummated on December 30, 1992, provided that $46.5 million of cash distributions in respect to several classes of claims would be paid subsequent to the consummation date. On January 31, 1993, January 31, 1994, and January 31, 1995, $15.0, $8.0 and $8.0 million, respectively, of these deferred cash distributions were paid as scheduled. The remaining unsecured amounts are due as follows, with interest that began accruing on February 1, 1994 at 5% per annum: $8.0 million due on January 31, 1996; and $7.5 million due on January 31, 1997.


 6.    Income Taxes:


       The Company's estimated annual effective income tax rate for each year was applied to the loss incurred before income taxes and extraordinary item for the twenty-six weeks ended July 29, 1995 and July 30, 1994 to compute non-cash income tax benefits of $3.5 and $3.4 million, respectively. The same method was used to compute income tax provisions of $1.4 and $3.2 million for the second quarters of 1995 and 1994, respectively. The Company currently expects that, as a result of the seasonality of the Company's business, this year's income tax benefit will be offset by non-cash income tax expense in the remaining interim periods. The income tax benefits are included in other current assets in the balance sheets as of July 29, 1995 and July 30, 1994.


 7.    Litigation:


       Reference can be made to the Company's Fiscal 1994 Form 10-K (Note 12 to the Consolidated Financial Statements) for various litigation involving the Company, for which there were no material changes since the filing date of the Fiscal 1994 Form 10-K.

                           AMES DEPARTMENT STORES, INC. AND SUBSIDIARIES
                                 FISCAL QUARTER ENDED JULY 29, 1995
                      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                                      AND RESULTS OF OPERATIONS



Results of Operations
----------------------
  The following table sets forth the number of stores in operation as of the dates indicated:

                                                     Number of Stores in Operation
                                            ---------------------------------------------
                                              July 29,      January 28,         July 30,
                                               1995            1995               1994
                                            ---------       -----------       -----------
                                                305              306               305


  The following discussion and analysis is based on the historical results of operations for the thirteen and twenty-six weeks ended July 29, 1995 and July 30, 1994.  One store was closed during this year's first two quarters; three stores were closed during last year's first two quarters.
During this year's first two quarters, the Company announced the opening of two new stores in
September, 1995: Dudley, MA and Mt. Olive, NJ.

  The following table sets forth the historical operating results expressed as a percentage of net sales for the periods indicated:


                                                         Thirteen                 Twenty-six
                                                        Weeks Ended              Weeks Ended
                                                     ------------------       -------------------
                                                     Jul. 29,  Jul. 30,       Jul. 29,  Jul. 30,
                                                      1995       1994          1995        1994
                                                     -------   --------       -------   ---------
  Net sales                                           100.0 %    100.0 %       100.0 %     100.0 %
  Cost of merchandise sold                             73.0       72.3          73.4        72.8
                                                     -------    -------       -------    --------
     Gross margin                                      27.0       27.7          26.6        27.2
  Expenses and (income):
  Selling, general and administrative expenses         27.2       28.8          28.6        30.3
  Leased department and other operating income         (1.5)      (1.6)         (1.5)       (1.5)
  Depreciation and amortization expense                 0.4        0.2           0.4         0.2
  Amortization of the excess of revalued net
       assets over equity                              (0.3)      (0.3)         (0.3)       (0.3)
  Interest and debt expense, net                        1.3        1.4           1.2         1.4
  Gain on disposition of properties                    (1.0)      (0.4)         (0.6)       (0.4)
  Nonrecurring gain - litgation settlement                -       (2.4)            -        (1.3)
                                                     -------    -------       -------    --------
     Income (loss) before income taxes and
          extraordinary item                            0.9        2.0          (1.2)       (1.2)

  Income tax benefit (provision)                       (0.3)      (0.6)          0.4         0.4
                                                     -------    -------       -------    --------
     Income (loss) before extraordinary item            0.6        1.4          (0.8)       (0.8)

  Extraordinary loss                                      -          -             -        (0.2)
                                                     -------    -------       -------    --------

                      Net income (loss)                 0.6 %      1.4 %        (0.8)%      (1.0)%
                                                     =======    =======       =======    ========


                                                      - 9 -

       Total sales (which include leased department sales) for the thirteen weeks ended July 29, 1995 increased $12.9 million or 2.5% from the prior-year's second quarter. Net sales for the same period increased $12.9 million or 2.6% from the prior year. These increases were due to an increase of 2.8% in comparable store sales on a 304-store base. The increase in comparable store sales was primarily due to the sales generated by the "55 Gold" senior citizen discount program, partially offset by a planned deemphasis in jewelry and the effect of additional new competition.

       Total sales for the twenty-six weeks ended July 29, 1995 increased $17.2 million or 1.8% from the same prior year period. Net sales for the same period increased $18.8 million or 2.0% from the prior year. These increases were due to an increase of 2.4% in comparable store sales on a 304-store base. The increase in comparable store sales was primarily due to the same factors as those cited above for the second quarter as well as the favorable comparison to the prior year when merchandise shortages were experienced in the first two months of the fiscal year due to the temporary closure of the Leesport, PA distribution center.

       Gross margin for the second quarter declined $.2 million, or .7% as a percentage of net sales. Gross margin for the twenty-six weeks declined $.9 million, or .6% as a percentage of net sales. The second quarter and year-to-date gross margin rate was negatively impacted by a lower markup on sales, reflecting a strategy of lowering prices, and the impact of the discounts related to the "55 Gold" senior citizen discount program. These factors were partially offset in both periods by lower markdowns.

       Selling, general and administrative expenses declined $4.4 and $10.2 million, or 1.6% and 1.7% as a percentage of net sales, in the thirteen and twenty-six weeks ended July 29, 1995, respectively, compared to the same prior-year periods. Reductions in store non-payroll, home office, and advertising expenses were partially offset by an increase in store payroll.

       Depreciation and amortization expense increased by $1.1 and $2.1 million, or .2% of net sales, in the thirteen and twenty-six weeks ended July 29, 1995, respectively, compared to the same prior-year period. The adoption of fresh-start reporting as of December 26, 1992 resulted in the write-off of all of the Company's non-current assets at that date, and therefore depreciation and amortization expense reflects capital additions after that date.

       The amortization of the "excess of revalued net assets over equity under fresh-start reporting" remained the same in the current periods presented as compared to the prior year. The Company is amortizing this amount over a ten-year period.

       Interest and debt expense, net of interest income, declined by $.4 and $1.2 million, or .1% and .2% of net sales, in the thirteen and twenty-six weeks ended July 29, 1995, respectively. The Company's average outstanding debt under its revolving credit facilities increased in both periods presented: from $107.4 to $115.9 million during the thirteen week period and from $83.0 to $86.7 million during the twenty-six week period. In June, 1994, the Company prepaid approximately $69 million of debt utilizing a portion of the Credit Agreement (see below, under "Liquidity and Capital Resources") and the funds that were no longer required to be restricted for the collateralization of letters of credit. For both periods presented, the favorable impact on interest expense from this prepayment was partially offset by the reduction of interest income resulting from the reduced restricted cash balance, the amortization of the financing costs associated with the Credit Agreement and an increase in interest rates.

       The Company recognized $6.1 and $3.5 million of net property gains during the twenty-six weeks ended July 29, 1995 and July 30, 1994, respectively. In this year's first quarter, the Company completed the assignment of a lease for a warehouse which was not part of Ames' operations and recognized a gain of $1.0 million. During the second quarter, the Company in separate transactions sold two distribution centers - one of which was closed in June, 1995; the other of which had been closed since March, 1993 - and recognized gains totalling $5.1 million. In the first quarter of 1994, the Company recognized a gain of $1.1 million on the sale of a store lease, which was an operating property until closed in February, 1994, and also recognized a gain of $.7 million on the settlement of the inventory portion of a property insurance claim. In the second quarter of 1994, the Company recorded a property gain of $1.7 million, primarily related to the sale of a shopping center property. The Company maintained ownership of its store within the shopping center.

       The Company's estimated annual effective income tax rate for each year was applied to the loss before income taxes and extraordinary item for the twenty-six weeks ended July 29, 1995 and July 30, 1994 to compute non-cash income tax benefits of $3.5 and $3.4 million, respectively. The same method was used to compute income tax provisions of $1.4 and $3.2 million for second quarters of 1995 and 1994, respectively. The Company currently expects that, as a result of the seasonality of the Company's business, this year's income tax benefit will be offset by non-cash income tax expense in the remaining interim periods.

       As a result of the debt refinancing and associated commitment to prepay certain debt, the Company recorded a non-cash extraordinary charge of $1.5 million, net of tax benefit of $.7 million, in the first quarter of 1994. The charge was primarily for the write-off of deferred financing costs and debt discounts related to the debt to be prepaid.

       Compared with the projections for the second quarter of 1995 contained in the Form 8-K filed on February 16, 1995 (referred to herein as the "Plan"), sales were $1.3 million higher than Plan and EBITDA (earnings (loss) before net interest expense, income taxes, LIFO expense, extraordinary or non-recurring items, depreciation and amortization and other non-cash charges) was $5.7 million higher than Plan. Year-to-date sales were $4.1 million less than Plan; however, EBITDA was $5.5 million better than Plan. The year-to-date EBITDA results reflected lower-than-planned expenses and higher-than-planned property gains (a portion of which is attributable to the timing of the sale of a property), partially offset by lower-than-planned gross margin.


   Liquidity and Capital Resources


       On April 28, 1994, the Company entered into an agreement with BankAmerica Business Credit, Inc., as agent, two financial institutions as co-agents (together with the agent, the "Agents"), and a syndicate consisting of five other banks and financial institutions, for a secured revolving credit facility of up to $300 million, with a sublimit of $100 million for letters of credit (the "Credit Agreement"). The Company was in compliance with the financial covenants of the Credit Agreement through the quarter ended July 29, 1995.

       Reference can be made to Note 5 of this Quarterly Report and the latest Form 10-K for further descriptions of the Credit
   Agreement and the Company's other obligations.

       Merchandise inventories, valued on a LIFO basis, increased $13.9 million from July 30, 1994 to July 29, 1995 due to a build-up of inventories in apparel categories, partially offset by a planned reduction in jewelry, crafts, and the health and beauty care categories. The increase in inventories of $68.1 million from January 28, 1995 to July 29, 1995 was principally the result of a normal seasonal build-up of inventories.

       Trade accounts payable increased $26.6 million from July 30, 1994 to July 29, 1995 due primarily to improved trade payment terms. The decrease in trade accounts payable of $4.5 million from January 28, 1995 to July 29, 1995 was principally a reflection of the seasonal dating in effect as of January 28, 1995.

       Capital expenditures for the twenty-six weeks ended July 29, 1995 totalled $10.3 million and for the balance of the year are estimated to be approximately $18.0 million. The Company expects that capital expenditures for the remainder of the year will be principally for remodeling stores (both small-scale and complete remodels), two new stores and management information systems. The Company adjusts its plans for making such expenditures depending on the amount of internally generated funds.

       The net operating loss carryovers remaining after fiscal year 1995, subject to any limitations pursuant to Internal Revenue Code Sec. 382, should offset income on which taxes would otherwise be payable in future years.

       The Company believes that available cash and expected cash flows from the current fiscal year's operations and beyond, and the availability of its financing facilities, will enable the Company to fund its expected needs for working capital, capital expenditures and debt service requirements. Achievement of expected cash flows from operations and compliance with the EBITDA (as defined above) covenant in the Credit Agreement is dependent upon the Company's attainment of sales, gross profit, and expense levels that are reasonably consistent with its Plan.

                              Part II

                         OTHER INFORMATION



Item 4. Submission of Matters to a Vote of Security Holders


            The Annual Meeting of Stockholders of the Company was held Wednesday, May 24, 1995, to consider and act upon the following matters: (a) the election of seven (7) directors for a term of one year or until their successor(s) have been elected and qualified; (b) the ratification and approval of the appointment of Arthur Andersen LLP as the Company's independent certified public accountants and auditors for the fiscal year ending January 27, 1996; (c) the approval of the Ames Department Stores, Inc. 1995 Long Term Incentive Plan, as described in the Proxy Statement dated April 10, 1995 (the "Proxy Statement");
        (d) the approval of the Ames Department Stores, Inc. 1994 Non-Employee Directors Stock Option Plan, as described in the Proxy Statement; and (e) the transaction of such other business as may properly come before the meeting or any adjournments thereof.


        Each nominee for director was elected as follows:


                                    For        Withheld
                                ----------     --------

        Francis X. Basile       16,248,351      218,032
        Paul Buxbaum            16,246,874      219,509
        Alan Cohen              16,241,695      224,688
        Joseph R. Ettore        16,244,200      222,183
        Richard M. Felner       16,173,284      293,099
        Sidney S. Pearlman      16,164,084      302,299
        Laurie M. Shahon        16,172,997      293,386


            The appointment of Arthur Andersen LLP was approved by a vote of 16,250,954 shares in favor with 188,804 against and 26,625 shares abstaining. The Company's 1995 Long Term Incentive Plan was approved by a vote of 14,810,639 shares in favor with 1,340,399 shares against and 315,345 shares abstaining. The Company's 1994 Non-Employee Director Stock Option Plan was approved by a vote of 13,697,298 shares in favor with 1,911,088 shares against, 348,532 shares abstaining and 509,465 broker non-votes.

Item 6. Exhibits and Reports on Form 8-K


    (a) Index to Exhibits


        Exhibit No.             Exhibit                  Page No.
        -----------             -------                  --------


           11       Schedule of computation of primary       16
                     and fully diluted earnings per share



    (b) Reports on Form 8-K:
        -------------------


        The following reports on Form 8-K were filed with the Securities and Exchange Commission during the second quarter:



    Date of Report  Date of Filing  Item #      Description
    --------------  -------------- --------     -----------


    May 17, 1995    May 17, 1995     5       Disclosure of the
                                             fiscal 1995 April
                                             results.


    June 9, 1995    June 9, 1995     5       Disclosure of the
                                             fiscal 1995 May
                                             results.


    July 13, 1995   July 13, 1995    5       Disclosure of the
                                             fiscal 1995 June
                                             results.

                             SIGNATURES





    Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                 AMES DEPARTMENT STORES, INC.
                                         (Registrant)





  Dated: August 24, 1995           /s/ Joseph R. Ettore
                                 -------------------------------
                                   Joseph R. Ettore
                                   President, Director, and
                                   Chief Executive Officer






  Dated: August 24, 1995           /s/ John F. Burtelow
                                 -------------------------------
                                   John F. Burtelow
                                   Executive Vice President and
                                   Chief Financial Officer






  Dated: August 24, 1995           /s/ William C. Najdecki
                                -------------------------------
                                   William C. Najdecki
                                   Senior Vice President,
                                   Finance

                                                                                Exhibit 11
                         AMES DEPARTMENT STORES, INC. AND SUBSIDIARIES
                         SCHEDULE OF COMPUTATION OF PRIMARY AND FULLY DILUTED EARNINGS
                           PER SHARE
                         (Amounts in thousands except per share amounts)
                                                  For the Thirteen      For the Twenty-six
                                                    Weeks Ended            Weeks Ended
                                                --------------------   --------------------
                                                July 29,   July 30,    July 29,   July 30,
                                                  1995       1994        1995       1994
                                                ---------  ---------   ---------  ---------
Income (loss) before extraordinary item           $3,188     $6,609     ($7,953)   ($7,015)
Extraordinary loss                                     -          -           -     (1,517)
                                                ---------  ---------   ---------  ---------
     Primary and fully diluted net income (loss)  $3,188     $6,609     ($7,953)   ($8,532)
                                                =========  =========   =========  =========

For Primary Earnings Per Share
------------------------------
Weighted average number of common shares
     outstanding during the period                20,127     20,127      20,127     20,127

Add: Common stock equivalent shares represented by
      -  the Series B Warrants                       (a)        (a)         (b)        (b)
      -  the Series C Warrants                     1,108      1,414         (b)        (b)
      -  management stock options                      1        (a)         (b)        (b)
      -  non-employee director stock options         (a)        (c)         (b)        (c)
      -  senior management long term
         incentive plan                              295        (c)         (b)        (c)
                                                ---------  ---------   ---------  ---------
Weighted average number of common and common
     equivalent shares used in the calculation
     of primary earnings per share                21,531     21,541      20,127     20,127
                                                =========  =========   =========  =========
Primary earnings per share:
Primary income (loss) per share before
     extraordinary item                            $0.15      $0.31      ($0.40)    ($0.35)
Extraordinary loss                                     -          -           -      (0.07)
                                                ---------  ---------   ---------  ---------
     Primary net income (loss) per share           $0.15      $0.31      ($0.40)    ($0.42)
                                                =========  =========   =========  =========
For Fully Diluted Earnings Per Share
---------------------------------------
Weighted average number of common shares
     outstanding during the period                20,127     20,127      20,127     20,127

Add: Common stock equivalent shares represented by
      -  the Series B Warrants                       (a)        (a)         (b)        (b)
      -  the Series C Warrants                     1,170      1,414         (b)        (b)
      -  management stock options                      5        (a)         (b)        (b)
      -  non-employee director stock options         (a)        (c)         (b)        (c)
      -  senior management long term
         incentive plan                              295        (c)         (b)        (c)
                                                ---------  ---------   ---------  ---------
Weighted average number of common and common
     equivalent shares used in the calculation
     of fully diluted earnings per share          21,597     21,541      20,127     20,127
                                                =========  =========   =========  =========
Fully diluted earnings per share:
Fully diluted income (loss) per share before
     extraordinary item                            $0.15      $0.31      ($0.40)    ($0.35)
Extraordinary loss                                     -          -           -      (0.07)
                                                ---------  ---------   ---------  ---------
     Fully diluted net income (loss) per share     $0.15      $0.31      ($0.40)    ($0.42)
                                                =========  =========   =========  =========

 (a) These options/warrants were not considered common stock equivalents because the exercise price exceeded the market price of the common stock for all or substantially all of the period.
 (b) Common stock equivalents have not been included because the effect would be anti-dilutive.
 (c) The 1994 Non-Employee Directors Stock Option Plan and the 1995 Long Term Incentive
     Plan were effective May 24, 1995.

                                                            - 16 -




