Form 10-Q
period 1995-10-28
AMES DEPARTMENT STORES INC
filed 1995-11-28
CIK 6071

SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549


                                 FORM 10-Q


[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

For the quarterly period ended           OCTOBER 28, 1995
                               --------------------------------------

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

For the transition period from                      to
                               -------------------     -----------------

                       AMES DEPARTMENT STORES, INC.
          ------------------------------------------------------
          (Exact name of registrant as specified in its charter)


            Delaware                               04-2269444
--------------------------------     ---------------------------------------
(State or other jurisdiction of      (I.R.S. Employer Identification Number)
 incorporation or organization)


2418 Main Street, Rocky Hill, Connecticut                    06067
-----------------------------------------                  ----------
(Address of principal executive offices)                   (Zip Code)


Registrant's telephone number including area code:      (203) 257-2000
                                                   --------------------------


                                     None
-------------------------------------------------------------------------------
Former name, former address and former fiscal year if changed since last report


  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                          YES   X     NO
                              -----        ------

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


 20,127,269 shares of Common Stock were outstanding on November 15, 1995.


                         Exhibit Index on page 13
                     Page 1 of 15 (including exhibits)


               AMES DEPARTMENT STORES, INC. AND SUBSIDIARIES

                                 FORM 10-Q

                  FOR THE QUARTER ENDED October 28, 1995




                                 I N D E X




                                                               Page

Part I: Financial Information

        Consolidated Condensed Statements of Operations          3
           for the Thirteen and Thirty-nine Weeks Ended
           October 28, 1995 and October 29, 1994


        Consolidated Condensed Balance Sheets at                 4
           October 28, 1995, January 28, 1995, and
           October 29, 1994


        Consolidated Condensed Statements of Cash Flows          5
           for the Thirty-nine Weeks Ended
           October 28, 1995 and October 29, 1994


        Notes to Consolidated Condensed Financial Statements     6


        Management's Discussion and Analysis of Financial        9
           Condition and Results of Operations



Part II:   Other Information


        Submission of Matters to a Vote of Security Holders     13
           and Exhibits and Reports on Form 8-K

                                             PART I
                                      FINANCIAL INFORMATION

                          AMES DEPARTMENT STORES, INC. AND SUSIDIARIES
                        CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                            (In Thousands, Except Per Share Amounts)
                                          (Unaudited)


                                                             For the Thirteen          For the Thirty-nine
                                                                Weeks Ended               Weeks Ended
                                                          -----------------------   -------------------------
                                                          October 28, October 29,   October 28,  October 29,
                                                             1995        1994           1995         1994
                                                          ----------- -----------   ------------ ------------
TOTAL SALES                                                 $528,803    $537,093     $1,519,852   $1,510,931
 Less: Leased department sales                                22,871      25,825         68,064       72,608
                                                          ----------- -----------   ------------ ------------
NET SALES                                                    505,932     511,268      1,451,788    1,438,323
COSTS, EXPENSES AND (INCOME):
 Cost of merchandise sold                                    371,795     374,092      1,066,306    1,048,898
 Selling, general and administrative expenses                140,504     143,488        410,762      423,939
 Leased department and other operating income                 (7,182)     (8,204)       (21,144)     (22,197)
 Depreciation and amortization expense                         2,343       1,590          6,427        3,611
 Amortization of the excess of revalued net assets
  over equity under fresh-start reporting                     (1,538)     (1,538)        (4,615)      (4,614)
 Interest and debt expense, net                                7,014       6,887         18,550       19,646
 Gain on disposition of properties                                 -           -         (6,090)      (3,535)
 Nonrecurring gain - litigation settlement                         -           -              -      (12,001)
 Distribution center closing costs                                 -       2,500              -        2,500
                                                          ----------- -----------   ------------ ------------
INCOME (LOSS) BEFORE INCOME TAXES
       AND EXTRAORDINARY ITEM                                 (7,004)     (7,547)       (18,408)     (17,924)

 Income tax benefit (provision)                                2,120       2,445          5,571        5,807
                                                          ----------- -----------   ------------ ------------
INCOME (LOSS) BEFORE EXTRAORDINARY ITEM                       (4,884)     (5,102)       (12,837)     (12,117)

 Extraordinary item - loss on early extinguishment
   of debt (net of tax benefit of $727)                            -           -              -       (1,517)
                                                          ----------- -----------   ------------ ------------

NET INCOME (LOSS)                                            ($4,884)    ($5,102)      ($12,837)    ($13,634)
                                                          =========== ===========   ============ ============

WEIGHTED AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING                                          20,127      20,127         20,127       20,127
                                                          =========== ===========   ============ ============

INCOME (LOSS) PER SHARE BEFORE EXTRAORDINARY ITEM             ($0.24)     ($0.25)        ($0.64)      ($0.60)

EXTRAORDINARY GAIN (LOSS) PER SHARE                                -           -              -        (0.08)
                                                          ----------- -----------   ------------ ------------

NET INCOME (LOSS) PER SHARE                                   ($0.24)     ($0.25)        ($0.64)      ($0.68)
                                                          =========== ===========   ============ ============

       (The accompanying notes are an integral part of these condensed financial statements.)

                                       -3-

                       AMES DEPARTMENT STORES, INC. AND SUBSIDIARIES
                           CONSOLIDATED CONDENSED BALANCE SHEETS
                                       (In Thousands)
                                         (Unaudited)
                                                      October 28,   January 28,   October 29,
                                                          1995          1995          1994
 ASSETS                                               ------------  ------------  ------------
Current Assets:
 Unrestricted cash and short-term investments             $19,998       $28,402       $26,910
 Restricted cash and short-term investments                     -         2,047           722
                                                      ------------  ------------  ------------
       Total cash and short-term investments               19,998        30,449        27,632
 Receivables                                               39,293        16,807        45,843
 Merchandise inventories                                  600,230       430,152       596,926
 Prepaid expenses and other current assets                 19,017         8,999        17,833
                                                      ------------  ------------  ------------
       Total current assets                               678,538       486,407       688,234
                                                      ------------  ------------  ------------

Fixed Assets                                               69,316        48,653        45,332
 Less - Accumulated depreciation and amortization         (14,239)       (7,620)       (5,873)
                                                      ------------  ------------  ------------
       Net fixed assets                                    55,077        41,033        39,459
                                                      ------------  ------------  ------------

Other assets and deferred charges                           4,176         5,948         6,633
                                                      ------------  ------------  ------------
                                                         $737,791      $533,388      $734,326
                                                      ============  ============  ============
 LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
 Accounts payable:
    Trade                                                $203,134      $130,737      $200,480
    Other                                                  38,119        33,794        39,728
                                                      ------------  ------------  ------------
       Total accounts payable                             241,253       164,531       240,208
 Note payable - revolver                                  175,747             -       153,737
 Current portion of long-term debt
   and capital lease obligations                           19,049        19,156        18,831
 Self-insurance reserves                                   43,808        46,413        49,908
 Accrued expenses and other current liabilities            53,012        63,498        60,187
                                                      ------------  ------------  ------------
       Total current liabilities                          532,869       293,598       522,871
                                                      ------------  ------------  ------------

Long-term debt                                             25,445        39,030        41,013
Capital lease obligations                                  33,967        38,065        39,292
Other long-term liabilities                                 7,922         6,242        10,776

Unfavorable lease liability                                21,491        22,903        23,426
Excess of revalued net assets over equity
 under fresh-start reporting                               44,018        48,633        50,172

Stockholders' Equity:
 Priority common stock                                          -             -            23
 Common stock                                                 201           201           178
 Additional paid-in capital                                80,759        80,759        73,278
 Retained earnings (accumulated deficit)                   (8,881)        3,957       (26,703)
                                                      ------------  ------------  ------------
       Total stockholders' equity                          72,079        84,917        46,776
                                                      ------------  ------------  ------------
                                                         $737,791      $533,388      $734,326
                                                      ============  ============  ============

  (The accompanying notes are an integral part of these condensed financial statements.)

                                                 -4-

                    AMES DEPARTMENT STORES, INC. AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                    (In Thousands)
                                      (Unaudited)
                                                             For the Thirty-nine
                                                                 Weeks Ended
                                                           -----------------------
                                                           October 28, October 29,
                                                              1995        1994
                                                           ----------- -----------
Cash flows from operating activities:
 Net income (loss)                                           ($12,837)   ($13,634)
 Adjustments to reconcile net loss to net cash
   used for operating activities:
 Extraordinary loss on early extinguishment of debt                 -       1,517
 Income tax benefit                                            (5,571)     (5,807)
 Distribution center closing costs                                  -       2,500
 Gain on disposition of properties                             (6,090)     (3,535)
 Depreciation and amortization of fixed assets                  6,655       3,781
 Amort. of the excess of revalued net assets over equity       (4,615)     (4,614)
 Increase in accounts receivable                              (22,486)    (27,651)
 Increase in merchandise inventories                         (170,078)   (154,728)
 Increase (decrease) in accounts payable                       76,722     130,072
 Decrease in accrued expenses and other current liabs.        (11,496)        (75)
 Increase in other working capital and other, net              (1,049)      1,482
                                                           ----------- -----------
Cash used for operations before restructuring items          (150,845)    (70,692)

Payments of restructuring costs                                (1,316)     (4,399)
                                                           ----------- -----------
Net cash used for operating activities                       (152,161)    (75,091)
                                                           ----------- -----------
Cash flows from investing activities:
 Proceeds from the sale of properties                           5,493       5,559
 Purchases of fixed assets                                    (20,103)    (21,148)
 Decrease in restricted cash and short-term investments         2,047      55,258
                                                           ----------- -----------
Net cash used for investing activities                        (12,563)     39,669
                                                           ----------- -----------
Cash flows from financing activities:
 Payments of debt and capital lease obligations               (18,385)    (84,741)
 Short-term borrowings under the revolver, net                175,747     138,377
 Increase in deferred financing costs                          (1,042)     (7,769)
                                                           ----------- -----------
Net cash provided by financing activities                     156,320      45,867
                                                           ----------- -----------
Increase (decr.) in unrest. cash and short-term invest.        (8,404)     10,445
Unrestricted cash and short-term invest., beg. of period       28,402      16,465
                                                           ----------- -----------
Unrestricted cash and short-term invest., end of period       $19,998     $26,910
                                                           =========== ===========

Supplemental disclosures of cash flow information:
   Cash paid during the period for:
 Interest and debt fees not capitalized                       $12,775     $14,731
 Income taxes                                                       1           7


(The accompanying notes are an integral part of these condensed financial statements.)
                 - 5 -

           AMES DEPARTMENT STORES, INC. AND SUBSIDIARIES
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                            (Unaudited)



 1.    Basis of Presentation:


       In the opinion of management, the accompanying unaudited consolidated condensed financial statements of Ames Department Stores, Inc. (a Delaware Corporation) and subsidiaries (collectively "Ames" or the "Company") contain all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of such financial statements for the interim periods. Due to the seasonality of the Company's operations, the results of its operations for the interim period ended October 28, 1995 may not be indicative of total results for the full year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations promulgated by the Securities and Exchange Commission. Certain prior year amounts have been reclassified to conform to the presentation used for the current year. The consolidated condensed balance sheet at January 28, 1995 was taken from audited financial statements previously filed with the Commission in the Company's Form 10-K for the fiscal year ended January 28, 1995 (the "Fiscal 1994 Form 10-K"). The accompanying unaudited consolidated condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Fiscal 1994 Form 10-K.


 2.    Earnings Per Common Share:


       Earnings per share was determined using the weighted average number of common shares outstanding. There were no exercises of warrants during the thirty-nine weeks ended October 28, 1995 and October 29, 1994. Common stock equivalents and fully diluted earnings per share were excluded as their inclusion would have reduced the reported loss per share.


 3.    Cash and Short-Term Investments:


       As of January 28, 1995, the Company had $1.8 million of cash received in escrow from the December, 1994 sale of a store's leasehold interest. This cash was included in "Restricted cash and short-term investments" at January 28, 1995 and was released from escrow in February, 1995. In addition, as of January 28, 1995 and October 29, 1994, Ames restricted approximately $0.2 and $0.7 million of cash, respectively, for expected payments of certain remaining administrative and priority claims under the Company's plan of reorganization. These amounts were also included in "Restricted cash and short-term investments." The associated liability was included in "Accrued expenses".

 4.    Inventories:

       Substantially all inventories are valued at the lower of cost or market. Cost is determined by the retail last-in, first-out
   (LIFO) cost method for all merchandise inventories. If the first-in, first-out (FIFO) cost method had been used, inventories would have increased by $.7 million at October 29, 1994. No LIFO reserve was necessary at October 28, 1995 and January 28, 1995.

 5.    Debt:

       On April 28, 1994, the Company entered into an agreement with BankAmerica Business Credit, Inc., as agent, two financial institutions as co-agents (together with the agent, the "Agents"), and a syndicate consisting of five other banks and financial institutions, for a secured revolving credit facility of up to $300 million, with a sublimit of $100 million for letters of credit (the "Credit Agreement"). The Credit Agreement is in effect until June 22, 1997, is secured by substantially all of the assets of the Company and requires the Company to meet certain quarterly financial covenants. In addition, each year the Company must have no outstanding borrowings (other than borrowings, not to exceed $20 million, related to certain expenditures) under the Credit Agreement for a consecutive 30-day period between November 15th and February 15th of the following year. The Company is in compliance with the financial covenants through the quarter ended October 28, 1995.

       As of October 28, 1995, borrowings of $175.7 million were outstanding under the Credit Agreement. In addition, $27.7 and $2.7 million of standby and trade letters of credit, respectively, were outstanding under the Credit Agreement. The weighted average interest rate on borrowings under the Credit Agreement was 9.9% and 10.1% for the thirteen and thirty-nine weeks ended October 28, 1995, respectively. The peak borrowing level through October 28, 1995 was $175.7 million.

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

       The amount of borrowing under the Credit Agreement generally shall not exceed the sum of (i) an amount equal to 55% of inventory not covered by any outstanding letter of credit plus (ii) an amount equal to 50% of inventory covered by any outstanding letter of credit less (iii) a reserve for reinstated debt ($17.6 million as of October 28, 1995). In addition, the Credit Agreement provides for potential establishment of other reserves contingent upon the Company's financial performance. In addition, each Agent reserves the right in good faith, based upon such collateral consideration as such Agent may in its sole discretion deem necessary or appropriate to adjust the total available to be borrowed by establishing reserves, making determinations of eligible inventory, revising standards of eligibility or decreasing from time to time the percentages set forth above. Reference can be made to the Fiscal 1994 Form 10-K for further descriptions of the Credit Agreement and the obligations summarized below, and for descriptions of the Company's other obligations not discussed herein.

       Prior Credit Agreement


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


 6.    Income Taxes:


       The Company's estimated annual effective income tax rate for each year was applied to the loss incurred before income taxes and extraordinary item for the thirty-nine weeks ended October 28, 1995 and October 29, 1994 to compute non-cash income tax benefits of $5.6 and $5.8 million, respectively. The same method was used to compute income tax benefits of $2.1 and $2.4 million for the third quarters of 1995 and 1994, respectively. The Company currently expects that, as a result of the seasonality of the Company's business, this year's income tax benefit will be offset by non-cash income tax expense in the remaining interim period. The income tax benefits are included in other current assets in the balance sheets as of October 28, 1995 and October 29, 1994.


 7.    Litigation:


       Reference can be made to the Company's Fiscal 1994 Form 10-K (Note 12 to the Consolidated Financial Statements) for various litigation involving the Company, for which there were no material changes since the filing date of the Fiscal 1994 Form 10-K.

                           AMES DEPARTMENT STORES, INC. AND SUBSIDIARIES
                                 FISCAL QUARTER ENDED OCTOBER 28, 1995
                      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                                      AND RESULTS OF OPERATIONS



Results of Operations
----------------------
  The following table sets forth the number of stores in operation as of the dates indicated:

                                                     Number of Stores in Operation
                                            ---------------------------------------------
                                            October 28,     January 28,       October 29,
                                               1995            1995               1994
                                            ---------       -----------       -----------
                                                307              306               305


  The following discussion and analysis is based on the historical results of operations for the thirteen and thirty-nine weeks ended October 28, 1995 and Ocober 29, 1994.  In September, 1995, the
Company opened two new stores: Dudley, MA and Mt. Olive, NJ.  During this year's first three quarters, one store was closed; during last year's first three quarters, three stores were closed.

  The following table sets forth the historical operating results expressed as a percentage of net sales for the periods indicated:


                                                         Thirteen                 Thirty-nine
                                                        Weeks Ended              Weeks Ended
                                                     ------------------       -------------------
                                                     Oct. 28,  Oct. 29,       Oct. 28,  Oct. 29,
                                                      1995       1994          1995        1994
                                                     -------   --------       -------   ---------
  Net sales                                           100.0 %    100.0 %       100.0 %     100.0 %
  Cost of merchandise sold                             73.5       73.2          73.4        72.9
                                                     -------    -------       -------    --------
     Gross margin                                      26.5       26.8          26.6        27.1
  Expenses and (income):
  Selling, general and administrative expenses         27.8       28.1          28.3        29.5
  Leased department and other operating income         (1.4)      (1.6)         (1.5)       (1.5)
  Depreciation and amortization expense                 0.5        0.3           0.5         0.3
  Amortization of the excess of revalued net
       assets over equity                              (0.3)      (0.3)         (0.3)       (0.3)
  Interest and debt expense, net                        1.4        1.4           1.3         1.4
  Gain on disposition of properties                       -          -          (0.4)       (0.3)
  Nonrecurring gain - litigation settlement               -          -             -        (0.8)
  Distribution center closing costs                       -        0.5             -         0.2
                                                     -------    -------       -------    --------
     Income (loss) before income taxes and
          extraordinary item                           (1.4)      (1.5)         (1.4)       (1.4)

  Income tax benefit (provision)                        0.4        0.5           0.4         0.4
                                                     -------    -------       -------    --------
     Income (loss) before extraordinary item           (1.0)      (1.0)         (1.0)       (1.0)

  Extraordinary gain (loss)                               -          -             -        (0.1)
                                                     -------    -------       -------    --------

                      Net income (loss)                (1.0)%     (1.0)%        (1.0)%      (1.1)%
                                                     =======    =======       =======    ========


                                                      - 9 -

       Total sales (which include leased department sales) for the thirteen weeks ended October 28, 1995 decreased $8.3 million or 1.5% from the prior-year's third quarter. Net sales for the same period decreased $5.3 million or 1.0% from the prior year. These declines were due to a decrease of 1.6% in comparable store sales on a 304-store base, partially offset by the impact of two additional stores during the quarter. The decrease in comparable store sales was primarily due to additional new competition, sales declines in childrens apparel, domestics and toys as well as a planned deemphasis in jewelry.


       Total sales for the thirty-nine weeks ended October 28, 1995 increased $8.9 million or 0.6% from the same prior year period.
   Net sales for the same period increased $13.5 million or 0.9% from the prior year. These increases were due to an increase of 1.0% in comparable store sales on a 304-store base. The increase in comparable store sales was primarily due to sales generated by the "55 Gold" senior citizen discount program, the favorable comparison to the prior year when merchandise distribution difficulties were experienced in the first two months due to the temporary closure of the Leesport, PA distribution center and increases in apparel and home entertainment, partially offset by additional new competition and a planned deemphasis in jewelry.


       Gross margin for the third quarter declined $3.0 million, or .3% as a percentage of net sales. Gross margin for the thirty-nine weeks declined $3.9 million, or .5% as a percentage of net sales. The third quarter and year-to-date gross margin rate was negatively impacted by a planned lower markup on sales, reflecting a strategy of lowering prices, and the impact of the discounts related to the "55 Gold" senior citizen discount program. These factors were partially offset in both periods by lower markdowns.


       Selling, general and administrative expenses declined $3.0 and $13.2 million, or .3% and 1.2% as a percentage of net sales, in the thirteen and thirty-nine weeks ended October 28, 1995, respectively, compared to the same prior-year periods. For the quarter, reductions in store payroll, home office, and advertising expenses were partially offset by an increase in store non-payroll expense. For the year-to-date period, reductions in store non-payroll, home office and advertising expenses were partially offset by an increase in store payroll expense.


       Depreciation and amortization expense increased by $.8 and $2.8 million, or .2% of net sales, in the thirteen and thirty-nine weeks ended October 28, 1995, respectively, compared to the same prior-year periods. The adoption of fresh-start reporting as of December 26, 1992 resulted in the write-off of all of the Company's non-current assets at that date, and therefore depreciation and amortization expense reflects capital additions after that date.


       The amortization of the "excess of revalued net assets over equity under fresh-start reporting" remained the same in the current periods presented as compared to the prior year. The Company is amortizing this amount over a ten-year period.

       Interest and debt expense, net of interest income, increased by $.1 million (flat as a percentage of net sales) in the thirteen week period ended October 25, 1995, but declined by $1.1 million, or .1% of net sales, for thirty-nine weeks ended October 28, 1995. In June, 1994, the Company prepaid approximately $69 million of debt utilizing a portion of the Credit Agreement (see below, under "Liquidity and Capital Resources") and the funds that were no longer required to be restricted for the collateralization of letters of credit. The Company's average outstanding debt under its revolving credit facilities increased in both periods presented: from $137.0 to $145.4 million during the thirteen week period and from $101.0 to $106.3 million during the thirty-nine week period. For the quarter, the increase in short-term interest expense, reflecting the higher average short-term borrowings and an increase in interest rates, and the reduction of interest income resulting from the reduced restricted cash balance was nearly offset by the favorable impact on interest expense from the June, 1994 prepayment. For the year-to-date, the favorable impact of the June, 1994 prepayment was greater than the same unfavorable factors cited for the quarter.


       The Company recognized $6.1 and $3.5 million of net property gains during the thirty-nine weeks ended October 28, 1995 and October 29, 1994, respectively. In this year's first quarter, the Company completed the assignment of a lease for a warehouse which was not part of Ames' operations and recognized a gain of $1.0 million. During the second quarter, the Company in separate transactions sold two distribution centers - one of which was closed in June, 1995; the other of which had been closed since March, 1993 - and recognized gains totaling $5.1 million. In the first quarter of 1994, the Company recognized a gain of $1.1 million on the sale of a store lease, which was an operating property until closed in February, 1994, and also recognized a gain of $.7 million on the settlement of the inventory portion of a property insurance claim. In the second quarter of 1994, the Company recorded a property gain of $1.7 million, related to the sale of a shopping center property. The Company maintained ownership of its store within the shopping center.


       The Company's estimated annual effective income tax rate for each year was applied to the loss before income taxes and extraordinary item for the thirty-nine weeks ended October 28, 1995 and October 29, 1994 to compute non-cash income tax benefits of $5.6 and $5.8 million, respectively. The Company currently expects that, as a result of the seasonality of the Company's business, this year's income tax benefit will be offset by non-cash income tax expense in the remaining interim period.


       Compared with the projections for the third quarter of 1995 contained in the Form 8-K filed on August 18, 1995 (referred to herein as the "Plan"), sales and EBITDA (earnings (loss) before net interest expense, income taxes, LIFO expense, extraordinary or non-recurring items, depreciation and amortization and other non-cash charges) were $21.0 million and $9.9 million lower than Plan, respectively. Year-to-date sales and EBITDA were $25.2 million and $5.5 million lower than Plan, respectively. The year-to-date EBITDA results reflected lower-than-planned gross margin, partially offset by lower-than-planned expenses.

   Liquidity and Capital Resources

       On April 28, 1994, the Company entered into an agreement with BankAmerica Business Credit, Inc., as agent, two financial institutions as co-agents (together with the agent, the "Agents"), and a syndicate consisting of five other banks and financial institutions, for a secured revolving credit facility of up to $300 million, with a sublimit of $100 million for letters of credit (the "Credit Agreement"). The Company was in compliance with the financial covenants of the Credit Agreement through the quarter ended October 28, 1995.


       Reference can be made to Note 5 of this Quarterly Report and the latest Form 10-K for further descriptions of the Credit
   Agreement and the Company's other obligations.


       Merchandise inventories, valued on a LIFO basis, increased $3.3
   million from October 29, 1994 to October 28, 1995.   The increase
   in inventories of $170.1 million from January 28, 1995 to October 28, 1995 was principally the result of a normal seasonal build-up of inventories.


       Trade accounts payable increased $2.7 million from October 29,
   1994 to October 28, 1995.   The increase in trade accounts payable
   of $72.4 million from January 28, 1995 to October 28, 1995 was principally the result of the seasonal build-up of inventories.


       Capital expenditures for the thirty-nine weeks ended October 28, 1995 totaled $20.1 million and for the balance of the year are estimated to be approximately $6.0 million. The Company expects that capital expenditures for the remainder of the year will be principally for the completion of the remodeling of certain stores and management information systems. The Company adjusts its plans for making such expenditures depending on the amount of internally generated funds.


       The net operating loss carryovers remaining after fiscal year 1995, subject to any limitations pursuant to Internal Revenue Code Sec. 382, should offset income on which taxes would otherwise be payable in future years.


       The Company believes that available cash and expected cash flows from the current fiscal year's operations and beyond, and the availability of its financing facilities, will enable the Company to fund its expected needs for working capital, capital expenditures and debt service requirements. Achievement of expected cash flows from operations and compliance with the EBITDA (as defined earlier) covenant in the Credit Agreement is dependent upon the Company's attainment of sales, gross profit, and expense levels that are reasonably consistent with its Plan.

                              Part II

                         OTHER INFORMATION



Item 4. Submission of Matters to a Vote of Security Holders

            There were no matters submitted to a vote of security holders during the third quarter ended October 28, 1995, through the solicitation of proxies or otherwise.


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


    (b) Reports on Form 8-K:

        The following reports on Form 8-K were filed with the Securities and Exchange Commission during the third quarter:


    Date of Report       Date of Filing       Item #       Description
    --------------       --------------       ------       -----------

    August 16, 1995      August 16, 1995        5         Disclosure of
                                                          the fiscal 1995
                                                          July results.

    August 18, 1995      August 18, 1995        5         Disclosure of
                                                          the revised
                                                          fiscal 1995
                                                          summary
                                                          financial plan.

    September 8, 1995    September 8, 1995      5         Disclosure of
                                                          the fiscal 1995
                                                          August results.

    October 13, 1995     October 13, 1995       5         Disclosure of
                                                          the fiscal 1995
                                                          September results.

                             SIGNATURES





    Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                      AMES DEPARTMENT STORES, INC.
                                              (Registrant)





  Dated:  November 27, 1995           /s/ Joseph R. Ettore
                                      --------------------------------
                                        Joseph R. Ettore
                                        President, Director, and
                                        Chief Executive Officer






  Dated:  November 27, 1995           /s/ John F. Burtelow
                                      --------------------------------
                                        John F. Burtelow
                                        Executive Vice President and
                                        Chief Financial Officer






  Dated:  November 27, 1995           /s/ William C. Najdecki
                                      -------------------------------
                                        William C. Najdecki
                                        Senior Vice President,
                                        Finance

                                                                                      Exhibit 11
                         AMES DEPARTMENT STORES, INC. AND SUBSIDIARIES
                         SCHEDULE OF COMPUTATION OF PRIMARY EARNINGS PER SHARE
                         (Amounts in thousands except per share amounts)
                                                  For the Thirteen          For the Thirty-nine
                                                    Weeks Ended                Weeks Ended
                                                ------------------------   ------------------------
                                                October 28,  October 29,   October 28,  October 29,
                                                   1995         1994          1995         1994
                                                -----------  -----------   -----------  -----------
Income (loss) before extraordinary item            ($4,884)     ($5,102)     ($12,837)    ($12,117)
Extraordinary gain (loss)                                -            -             -       (1,517)
                                                -----------  -----------   -----------  -----------
     Primary net income (loss)                     ($4,884)     ($5,102)     ($12,837)    ($13,634)
                                                ===========  ===========   ===========  ===========

Weighted average number of common shares
     outstanding during the period                  20,127       20,127        20,127       20,127

Add: Common stock equivalent shares represented by
        -   the Series B Warrants                      (a)          (a)           (a)          (a)
        -   the Series C Warrants                      (a)          (a)           (a)          (a)
        -   management stock options                   (a)          (a)           (a)          (a)
        -   non-employee director stock options        (a)          (b)           (a)          (b)
        -   senior management long term
            incentive plan                             (a)          (b)           (a)          (b)
                                                -----------  -----------   -----------  -----------
Weighted average number of common and common
     equivalent shares used in the calculation
     of primary earnings per share                  20,127       20,127        20,127       20,127
                                                ===========  ===========   ===========  ===========
Primary earnings per share:
Primary income (loss) per share before
     extraordinary item                             ($0.24)      ($0.25)       ($0.64)      ($0.60)
Extraordinary gain (loss)                                -            -             -        (0.08)
                                                -----------  -----------   -----------  -----------
     Primary net income (loss) per share            ($0.24)      ($0.25)       ($0.64)      ($0.68)
                                                ===========  ===========   ===========  ===========





