Form 10-K
period 1996-01-28
AMES DEPARTMENT STORES INC
filed 1996-04-08
CIK 6071

SECURITIES AND EXCHANGE COMMISSION
                                  WASHINGTON, D.C. 20549

                                         FORM 10-K



[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the fiscal year ended         January 27, 1996
                          -------------------------------------

                                             OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934


For the transition period from                to
                               ---------------   ---------------


                      AMES DEPARTMENT STORES, INC.
          --------------------------------------------------
          (Exact Name of Registrant as Specified In Charter)


         DELAWARE                                 04-2269444
- -------------------------------             -----------------------
(State or Other Jurisdiction of             (I.R.S. Employer
 Incorporation or Organization)              Identification Number)



2418 Main Street, Rocky Hill, Connecticut                           06067
- -----------------------------------------                        ------------
(Address of Principal Executive Offices)                         (Zip Code)


Registrant's Telephone Number, Including Area Code          (860) 257-2000
                                                           ----------------

Securities Registered Pursuant to Section 12(b) of the Act: None


Securities Registered Pursuant to Section 12(g) of the Act:


                                Name of Each Exchange on Which
Title of Each Class                     Registered
- -------------------             ------------------------------
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

   As of March 1, 1996, the aggregate market value of voting stock held by non-affiliates of the Registrant was $28,802,157 based on the last reported sale price of the Registrant's Common Stock on the NASDAQ National Market System.


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


   20,472,269 shares of Common Stock were outstanding on March 1, 1996.


   Documents Incorporated by Reference:   Portions of the Registrant's
definitive proxy statement to be filed pursuant to Regulation 14A within 120 days after the end of the Registrant's fiscal year are incorporated by reference in Part III.




Page 1 of 78 pages (including Exhibits)        Exhibit Index on page 51

                                           PART I


Item 1. Description of Business.

    (a) General.

        Ames Department Stores, Inc. and its subsidiaries (collectively, "Ames" or the "Company") are retail merchandisers. As of March 1, 1996, Ames operated 308 discount department stores under the Ames name in 14 states in the Northeast, Middle Atlantic and Mid-West regions and the District of Columbia. The Company's stores are located in rural communities, some of which are not served by other large retail stores, high-traffic suburban sites, small cities and several major metropolitan areas. The stores largely serve middle and lower-middle income customers.

        Ames is a Delaware corporation organized in 1962 as a successor to a business originally founded in 1958. Ames was reorganized in December, 1992 under Chapter 11 of the United States Bankruptcy Code ("Chapter 11"). The principal executive offices are located at 2418 Main Street, Rocky Hill, Connecticut 06067, and the telephone number is (860) 257-2000.


    Fiscal 1995

        The Company took several steps in the fiscal year ended
    January 27, 1996 ("Fiscal 1995") to improve operations and its long-term competitive position:

    -   Cost-Reduction Initiatives to Pursue Growth Opportunities

        In January, 1996, the Company announced a series of cost-reduction initiatives including the closing of 17 underperforming stores and elimination of 71 positions at the Company's headquarters. The Company's actions were taken to position the Company for potential growth opportunities and increased sales and profits. On February 5, 1996, the Company announced that it successfully bid on ten locations previously operated by Jamesway Corporation. The Company was subsequently successful in acquiring an eleventh location. The Company expects to open nine of these locations by the end of April, 1996.

    -   Advertising and Marketing Programs

        Introduced in Fall, 1994, the Company's 55 Gold Savings Card Program expanded to 1.2 million cardholders during Fiscal 1995. This program offers a 10% discount each Tuesday on all merchandise purchased by customers aged 55 or older. The 55 Gold Savings Program not only allows Ames to better serve this important and growing customer base, it also provides Ames with names and addresses for future targeted marketing. Ames also introduced its new marketing theme in Fiscal 1995: Bargains By The Bagful . This theme will emphasize brand-name merchandise that can be found at great prices in each of the Ames stores.

    -   Remodeling and New Stores

        The Company opened two new stores in September, 1995: Mt. Olive, New Jersey and Dudley, Massachusetts. These stores feature Ames' latest "customer-friendly" design format, including "soft corners" that open up to highlight key departments such as domestics, furniture and electronics; an updated apparel presentation in the center of the store; and customer service "call boxes" located throughout the store to summon assistance. The Company also completed the full remodel of 24 stores in Fiscal 1995 incorporating many of the latest design formats featured in the new stores.

        The Company believes its operating performance and the availability of its financing facilities will provide sufficient liquidity to allow the Company to meet its financial obligations. The Company continually reviews the profitability of its stores in the ordinary course of business and closes or sells stores whose performance is thought to be inadequate.
    The Company will consider relocating certain stores and opening new stores, particularly in selected markets that would reinforce marketing programs, enhance name recognition, and/or achieve market penetration. Twelve (12) new stores are expected to be opened by the Company in the fiscal year ending January 25, 1997 ("Fiscal 1996"), including eleven stores formerly operated by Jamesway Corporation.


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

                 Merchandise is purchased centrally for all
             stores by Ames associates at the Rocky Hill, CT headquarters and is shipped by vendors either directly to individual stores or to Ames' distribution centers/warehouses in Massachusetts and Pennsylvania which then make deliveries to stores.

                 For the last three fiscal years, women's apparel
             has been the only class of product that exceeded 10% of total sales, accounting for an average of approximately 13% of total sales. An average of approximately 23% of sales for the last three fiscal years were made using third party credit cards and the remainder were made by cash or check.


    The table below sets forth the number of retail stores in operation in each state at the end of each of the last three fiscal years.


                         Stores in Operation at Fiscal Year End
                         --------------------------------------
                           1995(a)      1994(b)    1993
                           -------      -------    ----
    Connecticut               15           15         15
    Delaware                   4            4          4
    District of Columbia       1            1          1
    Maine                     28           28         28
    Maryland                  25           25         25
    Massachusetts             32           31         32
    New Hampshire             18           18         19
    New Jersey                 6            5          5
    New York                  81           81         81
    Ohio                      11           11         11
    Pennsylvania              53           54         54
    Rhode Island               7            7          7
    Vermont                   13           13         13
    Virginia                   6            6          6
    West Virginia              7            7          7
                             ---          ---        ---
       Total                 307          306        308
                             ===          ===        ===

    (a) Includes seventeen (17) stores in the process of closing at year-end: Maine (5), New York (11) and Pennsylvania (1); and two (2) stores temporarily closed as a result of flooding in January, 1996 and expected to re-open in Summer, 1996. Excludes one store opened February, 1996.


    (b) Includes one Pennsylvania store in the process of closing at year-end.



        (ii) New Products.

             The introduction of new products was not significant to the business of the Company for Fiscal 1995.


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


        (vi) Working Capital.

             As of January 27, 1996, the Company's current ratio (current assets divided by current liabilities) was
             1.5 to 1. See Item 7(b) - Management's Discussion and Analysis - Liquidity and Capital Resources for discussion of liquidity and plans to meet future liquidity needs.

             The demand for working capital is heaviest in April and May, and from August through November, when sufficient merchandise must be purchased for the spring, back-to-school and Christmas seasons, respectively.


        (vii)    Customers.

             No material part of the Company's business is dependent upon a single customer or a few customers. During Fiscal 1995, Ames had no single customer or affiliated group of customers to whom sales were made in an amount which accounted for 10% or more of the Company's total sales for such period.

             As is customary in the discount store industry, the Company's retail operations allow merchandise to be returned by customers. In addition, the Company has a program that allows for the matching of its sales prices to the advertised sales prices of its local competitors upon presentation of proper proof of the competitor's advertised price on the same item. Merchandise may also be purchased under the Ames' layaway plan.


        (viii) Backlog.

             Backlog is not a significant factor in the Company's business.

        (ix) Government Contracts.

             Ames has no material contracts with any government agency.


        (x)  Competition.

             Ames operates in a highly competitive environment. Ames competes with other stores, including large national and regional chains, in the purchase and sale of merchandise, as well as for store locations. Ames currently anticipates a further increase in competition from other national discount store chains.

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


        (xii)    Environmental Matters.

             To date, compliance with federal, state and local laws and regulations enacted to regulate the discharge of materials into the environment has not had, and is not expected to have, a material effect upon the Company's business. See Note 12 to the Consolidated Financial Statements included in this Form 10-K for further discussion on environmental matters.


        (xiii)  Employees.

             At March 1, 1996, Ames employed approximately 22,000 people.


(d) Foreign and Domestic Operations and Export Sales.

        The information called for by this item is not relevant to the Company's business.


Item 2.    Properties.

    As of January 27, 1996, the Company's stores occupied a total of approximately 18.7 million square feet, including approximately
1.0 million square feet in the 17 stores which were in the process of closing. The average store size is approximately 61,000 square feet, of which approximately 82% is selling area.

    The construction of one store, located in Monroeville, PA, was financed with an industrial development bond. Ames has an option to purchase this location at nominal cost at the expiration of the lease term in May, 2003. The land and buildings for five store locations are owned by Ames. The five owned locations (with operating stores) are: Woodsville, NH; Irwin, Ellwood City and Grove City, PA; and Lewiston, ME. The remainder of the Company's stores are leased, with the leases expiring at various times between 1996 and 2018. The leases generally have renewal options permitting extensions for at least five years. In addition, the leases typically provide for fixed annual rentals, payment of certain taxes, insurance and other charges, and additional rentals based on a percentage of sales in excess of certain fixed amounts. Except for certain point-of-sale equipment that is leased, vendor-owned greeting card equipment and leased department equipment, Ames owns the fixtures and equipment in its stores, some of which are subject to various financing arrangements.

    The Company's warehouse and distribution facilities in Leesport, PA, and Mansfield, MA are owned and occupy an aggregate of approximately 1.7 million square feet. The Mansfield, MA facility is subject to a mortgage. Two former distribution centers - in Clinton, MA and in McKeesport, PA - were sold during Fiscal 1995.

    Ames leases approximately 386,000 square feet of space in Rochester, NY under a lease expiring on December 31, 1997, with three ten-year renewal options. These premises have been subleased to an unaffiliated tenant for the remainder of the lease term.

    Ames owns and occupies its 217,000 square foot corporate office in Rocky Hill, CT. The Company has a lease for 100,000 square feet of storage and printing space in East Hartford, CT expiring in July, 1998, and, in February, 1996, entered into a lease for 33,000 square feet in Rocky Hill, CT for an in-house photography studio and print shop.


Item 3.    Legal Proceedings.

    Ames is involved in various litigation as detailed in Note 12 to the Consolidated Financial Statements included in this Form 10-K.


Item 4.    Submission of Matters to a Vote of Security Holders.

    There were no matters submitted during the fourth quarter of Fiscal 1995 to a vote of security holders, through the solicitation of proxies or otherwise.

PART II


Item 5.    Market for the Registrant's Common Stock and Related
          Matters Concerning Security Holders.

    The Company's common stock is listed on the NASDAQ National Market System ("NASDAQ"; symbol: AMES). As of March 1, 1996, Ames had 6,457 stockholders of record. Certain restrictions had applied to the purchase and trading of the common stock from the Company's emergence from Chapter 11 protection through December, 1994. Low and high prices of the Company's common stock for Fiscal 1995 and for the fiscal year ended January 28, 1995 ("Fiscal 1994"), as reported on NASDAQ, are shown in the table below:


                          Fiscal 1995        Fiscal 1994
                         Low      High      Low       High
                       -------  -------   -------    --------
     1st Quarter       $2 5/16  $3 13/16   $2  3/8   $6  1/2

     2nd Quarter        2        2 13/16    2  7/8    5  1/4

     3rd Quarter        1 1/8    3  9/16    2  7/8    4 5/16

     4th Quarter        1 5/32   2  1/8     2  1/4    3  5/8


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



                                         (in thousands except per share data)
                   -------------------------------------------------------------------------------------------------
                   Fiscal Year      Fiscal Year     Fiscal Year     Five Weeks   Forty-eight     Fiscal Year
                      Ended            Ended          Ended           Ended      Weeks Ended        Ended
                  Jan. 27, 1996    Jan. 28, 1995   Jan. 29, 1994   Jan. 30, 1993 Dec. 26, 1992   Jan. 25, 1992
                  -------------    -------------   -------------   ------------- -------------   -------------
Net sales         $2,120,831       $2,142,827       $2,123,527        $142,349  | $2,284,026     $2,819,435
Net income (loss)    ($1,618)(a)      $17,026(b)       $10,823(c)     ($23,892) |   $718,888(d)   ($282,382)(e)
Net income (loss)                                                               |
  per common sh.       ($.08)(a)         $.79(b)          $.51(c)       ($1.19) |        -  (d)      ($7.87)(e)
Total assets        $505,826         $533,388         $567,131        $638,046      $725,026    | 1,389,645
Long-term debt &                                                                                |
  capital leases    $ 52,531          $77,095          $93,309        $176,239      $176,484    |    $64,445
Liab.'s subject                                                                                 |
  to settlement          -                -                -              -            -        | $1,776,634



    Note: In accordance with fresh-start reporting, the purchase method of accounting was used to record the fair value of assets and assumed liabilities as of the date the Company emerged from Chapter 11, December 26, 1992. Accordingly, the selected financial data above for January 1996, 1995, 1994, 1993, and December 1992 is not comparable in certain material respects to such data for prior periods.

    (a) Includes a restructuring charge of $20.9 million for the costs associated with the closing of seventeen (17) stores, property gains of $9.1 million, and an impairment loss of $3.4 million resulting from the adoption of FASB Standard No. 121 (Note 20).

    (b) Includes an extraordinary loss of $1.5 million for the early extinguishment of debt; after-tax property gains of $5.7 million; an after-tax charge of $.9 million for the costs associated with closing the Clinton, MA distribution center; and an after-tax non-recurring gain of $8.3 million for a litigation settlement.

    (c) Includes an extraordinary gain of $0.9 million for the early extinguishment of debt and after-tax property gains of $1.0 million.

    (d) Excludes the results of 60 stores after the date of their announced closings (October 30, 1992), closed as part of the Company's final restructuring prior to its emergence from Chapter 11. Includes an extraordinary gain of approximately $1.25 billion on debt discharged pursuant to the plan of reorganization; a charge for revaluation of assets and liabilities under fresh-start reporting of $391.2 million; restructuring charges of $88.5 million (for the costs of rejected leases, closing costs associated with the 60 closed stores, costs for discontinuance of private-label children's apparel, and certain home office and field employee severance costs); and bankruptcy expenses of $25.5 million. Net earnings per share was not presented for the forty-eight week period ended December 26, 1992 because such presentation would not be meaningful. The old common stock was canceled under the plan of reorganization and the new common stock was not issued until December 30, 1992.

    (e) Excludes the results of 84 stores after the date of their announced closings (January 26, 1991 for 7 stores and September 28, 1991 for 77 stores), closed as part of the Company's restructuring. Includes bankruptcy expenses of $28.0 million and restructuring charges of $147.2 million for the costs of rejected leases, closing 77 stores and other facilities, and associated restructuring.



Item 7. Management's Discussion and Analysis of Financial
          Condition and Results of Operations.


(a) Results of Operations.


    The following table sets forth the number of stores in operation during each fiscal year:


                                            Fiscal Year Ended
                          -----------------------------------------------------
                           January 27, 1996    January 28, 1995    January 29, 1994
                           -----------------   ----------------    ----------------

Stores, beginning of period      306                  308               309
New stores                         2                    1 (c)             -
Closed stores                     (1)(a)               (3)(d)            (1)(c)
                                 ----                 ----              ----
Stores, end of period            307 (b)               306              308
                                 ====                  ===              ===

    (a) Excludes (i) two (2) stores temporarily closed as a result of flooding in January, 1996 and expected to re-open in Summer, 1996; and (ii) seventeen (17) stores in the process of closing at year-end.

    (b) Excludes one store opened February 29, 1996.

    (c) Represents the Mt. Pocono, PA store that was destroyed by fire on November 2, 1993, rebuilt by the landlord, and reopened by the Company in November, 1994.

    (d) Does not include one store in the process of closing at year-end.


/TABLE

    The following discussion and analysis is based on the results of operations of the Company for Fiscal 1995 and 1994 and for the fiscal year ended January 29, 1994 ("Fiscal 1993"). The financial information set forth below should be read in conjunction with the Consolidated Financial Statements of Ames Department Stores, Inc. and its subsidiaries included elsewhere in this filing.

    The Company's business is seasonal in nature, with a large portion (32% in Fiscal 1995) of its net sales occurring in the fourth quarter, which includes the Christmas selling season. Total sales, including sales from leased departments, for the last three fiscal years and the respective total sales percentage increases/decreases and comparable store sales percentage increases/decreases over the prior year for stores that have been open and operated by Ames for at least the prior full fiscal year were:

                     (000's omitted)    Percentage Increases (Decreases)
                     ---------------  -----------------------------------
 Fiscal Year Ended   Total Sales       Total Sales    Comparable Stores
- -------------------  ---------------   -------------  -------------------

 January 27, 1996     $2,216,009          (1.2)%          (1.0)%

 January 28, 1995     $2,242,270           0.6%            1.7%

 January 29, 1994     $2,228,135         (12.4)%          (2.3)%




    The rate of inflation did not have a significant effect on sales during these periods.


Results of Operations for Fiscal 1995 Compared to Fiscal 1994


    Despite a decline in sales in Fiscal 1995, the Company recorded an improvement in income before restructuring charges, property gains and litigation settlements. The Company achieved this improvement primarily by reducing its selling, general and administrative expenses both in amount and as a percentage of net sales.

    Total sales decreased 1.2% from Fiscal 1994 due to a decrease of 1.0% in comparable store net sales and a 4.4% decline in leased department (shoes) comparable store sales. The major causes for the decline in sales were a weak holiday selling season in the retail industry, additional new competition as well as a planned de-emphasis in jewelry, partially offset by the senior citizens discount program (the 55 Gold Savings Card program) and a continued improvement in the in-stock inventory position.

    The following table sets forth the results of operations for Fiscal 1995 and Fiscal 1994 in millions and as a percentage of net sales:

                                          Fiscal 1995              Fiscal 1994
                                     -------------------      --------------------
                                      $ mil.  % of Sales       $ mil.   % of Sales
                                     ------- -----------      -------  -----------

 Net sales                           $2,120.8   100.0%        $2,142.8    100.0%
 Costs, expenses and (income):
  Cost of merchandise sold            1,557.3    73.4          1,571.2     73.3
  Selling, general and
   administrative expenses              552.7    26.1            569.6     26.6
  Leased dept. and other
   operating income                     (29.7)   (1.4)           (30.3)    (1.4)
  Depreciation and amort expense         12.4     0.6              5.3      0.2
  Amort of the excess of revalued net assets
   over equity (fresh-start reporting    (6.2)   (0.3)            (6.1)    (0.3)
  Interest and debt expense, net         24.1     1.1             25.4      1.2
  Gain on disposition of properties      (9.1)   (0.4)            (8.3)    (0.4)
  Restructuring charge                   20.9     1.0               --      --
  Distribution center closing costs        --      --              1.3      0.1
  Nonrecurring gain - litigation
        settlement                         --      --            (12.0)    (0.6)
                                        -------  ------          -------- ------
 Income before income taxes
  and extraordinary item                 (1.6)   (0.1)            26.7      1.3

 Income tax provision                      --      --             (8.2)    (0.4)
                                        -------  ------          -------- ------

 Income before extraordinary item        (1.6)   (0.1)             18.5     0.9

 Extraordinary loss                       --       --              (1.5)   (0.1)
                                        ------   ------          --------- ------
  Net income                            ($1.6)   (0.1)%            $17.0    0.8%
                                        ======   ======          ========= ======



    Gross margin declined $8.1 million or 0.1% as a percentage of net sales in Fiscal 1995 compared to Fiscal 1994. The gross margin rate was negatively impacted by a lower markup on sales, reflecting a strategy of lowering prices, and the impact of the discounts related to the senior citizen discount program. These factors were partially offset by lower advertising and clearance markdowns in Fiscal 1995 compared to Fiscal 1994.

    Selling, general and administrative expenses decreased $16.9 million or 0.5% as a percentage of net sales in Fiscal 1995 compared to Fiscal 1994. Reductions in advertising, home office, field support and store non-payroll expenses were partially offset by an increase in store payroll expense. The advertising expense decrease reflected a reduction in the distribution expense for advertising circulars resulting from more effective distribution and fewer circulars. The decrease in home office expenses was principally a reduction in home office payroll. The Company's insurance expense was lower by $5.2 million in Fiscal 1995 compared to Fiscal 1994 as a result of a reduction in the reserves for prior years' claims as well as the continued improved experience in workers' compensation and general liability claims, partially offset by an increase in health claims.

    Leased department and other operating income declined $.6 million and remained the same as a percentage of net sales in Fiscal 1995 compared to Fiscal 1994. This decline was due primarily to the decline in leased department sales.

    Depreciation and amortization expense increased by $7.1 million or 0.4% of net sales in Fiscal 1995 compared to Fiscal 1994. The Company elected to adopt FASB No. 121 during the fourth quarter of Fiscal 1995, resulting in the recording of an impairment loss of $3.4 million which was classified as part of depreciation and amortization expense (Note 20). Depreciation and amortization expense includes depreciation on capital additions subsequent to December 26, 1992, the date on which the Company wrote-off all of the Company's non-current assets in connection with the adoption of fresh-start accounting. The amortization of the excess of revalued net assets over equity under fresh-start reporting remained the same in Fiscal 1995 as in Fiscal 1994. The Company is amortizing this amount over a ten-year period.

    Interest and debt expense, net of interest income, declined
$1.3 million or 0.1% of net sales in Fiscal 1995 compared to Fiscal 1994. The favorable impact of lower outstanding long-term debt balances was partially offset by an increase in short-term interest expense and a reduction in interest income. In June, 1994, the Company prepaid approximately $69 million of debt utilizing a portion of the Credit Agreement (Note 5) and the funds that were no longer required to be restricted for the collateralization of letters of credit. From Fiscal 1994 to Fiscal 1995 the Company's average monthly outstanding long-term debt balance decreased from $78.9 million to $41.5 million due to the June, 1994, prepayment, certain other prepayments of debt made in connection with the sales of properties in Fiscal 1995 and debt payments made in the normal course of business. The increase in short-term interest expense reflected an increase in short-term borrowings (from a weighted average balance of $96.1 million in Fiscal 1994 to $101.7 million in Fiscal 1995) as well as an increase in interest rates. The decrease in interest income in Fiscal 1995 was the result of reduced restricted cash balances.

    During Fiscal 1995, the Company sold or assigned several properties (Note 15) for a combined total of $11.6 million in proceeds and recognized gains totaling $9.1 million.

    In January 1996, the Company announced its decision to close seventeen (17) underperforming stores and to eliminate 71 positions at its corporate headquarters. The Company recorded a $20.9 million restructuring charge to provide for the store closings and staff reductions. The store closings, which began in January 1996, were completed in March 1996.


Results of Operations for Fiscal 1994 Compared to Fiscal 1993


    The Company reported improvements in Fiscal 1994 in sales and net earnings. The sales improvement reflected, in part, the beginning of the Company's efforts to generate customer excitement and sales through opportunistic purchases, targeted advertising and micro-marketing, remodeling, and maintaining an improved in-stock inventory position.

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

    The following table sets forth the results of operations for Fiscal 1994 and Fiscal 1993 in millions and as a percentage of net sales:

                                          Fiscal 1994             Fiscal 1993
                                     -------------------      -------------------
                                      $ mil.   % of Sales     $ mil.   % of Sales
                                     -------  -----------     -------  -----------
 Net sales                           $2,142.8    100.0%       $2,123.5    100.0%
 Costs, expenses and (income):
  Cost of merchandise sold            1,571.2     73.3         1,537.4     72.4
  Selling, general and
    administrative expenses             569.6      26.6          586.3     27.6
  Leased dept. and other
    operating income                    (30.3)     (1.4)         (34.4)    (1.6)
  Depreciation and amort expense          5.3       0.2            2.1      0.1
  Amort of the excess of revalued net assets
   over equity (fresh-start reporting)   (6.1)     (0.3)          (6.2)    (0.3)
  Interest and debt expense, net         25.4       1.2           26.4      1.3
  Gain on disposition of properties      (8.3)     (0.4)          (1.3)    (0.1)
  Distribution center closing costs       1.3       0.1             -        -
  Nonrecurring gain - litigation
    settlement                          (12.0)     (0.6)            -        -
                                      ---------   ------      ---------  ------
 Income before income taxes
  and extraordinary item                 26.7       1.3           13.2      0.6

 Income tax provision                    (8.2)     (0.4)          (3.3)    (0.1)
                                      ---------   ------      ---------  --------
 Income before extraordinary item        18.5       0.9            9.9      0.5

 Extraordinary gain (loss)               (1.5)     (0.1)            .9      0.0
                                      ---------   ------      --------- -------
  Net income                            $17.0       0.8%         $10.8      0.5%
                                      =========   ======      ========= =======



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

    Selling, general and administrative expenses decreased $16.7 million or 1.0% as a percentage of net sales in Fiscal 1994 compared to Fiscal 1993. Reductions in store non-payroll, advertising, home office and field support expenses were partially offset by an increase in store payroll expense in Fiscal 1994. This reflects the Company's commitment to reduce expenses and invest in areas directly affecting customer service. The Company's self-insurance expense was lower in Fiscal 1994 compared to Fiscal 1993 due to a continued improved trend in claims experience.

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

    Interest and debt expense declined $1.0 million or 0.1% of net sales in Fiscal 1994 compared to Fiscal 1993. The Company had a daily weighted average of $96.1 million in outstanding debt under its revolving credit facilities during Fiscal 1994 compared to $89.3 million in Fiscal 1993. In June, 1994, the Company prepaid approximately $69 million of debt utilizing a portion of the Credit Agreement (Note 5) and the funds that were no longer required to be restricted for the collateralization of letters of credit. The favorable impact on interest expense from this prepayment has been partially offset by an increase in market interest rates and the amortization of the financing costs associated with the Credit Agreement.

    During Fiscal 1994, the Company sold several properties (Note
15) for a combined total of $8.8 million in proceeds and recognized gains totalling $8.3 million.

    The closing on the Wertheim Settlement Agreement (Note 12) occurred in June, 1994 and the Company recognized a nonrecurring gain for its $12 million portion of the settlement.

    During Fiscal 1994, the Company announced its decision to close the Clinton, MA distribution center in June, 1995 and recorded a provision of $1.3 million in Fiscal 1994 for the estimated costs associated with the closing (Note 16). Transfer of the Clinton operations to the Company's Leesport, PA distribution center was completed in June, 1995. This consolidation was part of the Company's continuing productivity enhancement and expense-reduction efforts.

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


(b) Liquidity and Capital Resources.


Credit Facilities - Fiscal 1995 and Fiscal 1994

    The Company's principal sources of liquidity are certain available credit facilities, cash from operations, and cash on hand. On April 28, 1994, the Company entered into an agreement with BankAmerica Business Credit, Inc., as agent, and a syndicate consisting of seven other banks and financial institutions, for a secured revolving credit facility of up to $300 million (the "Credit Agreement"). The Credit Agreement is in effect until June 22, 1997, is secured by substantially all of the assets of the Company, and requires the Company to meet certain quarterly financial covenants. Ames is in compliance with the financial covenants, as amended, through the quarter ended January 27, 1996. Reference can be made to
Note 5 for a further description of the Credit Agreement. The Company's peak borrowing level in Fiscal 1995 under the Credit Agreement was $195.4 million. Ames repaid all such borrowings by December, 1995, and fulfilled its "clean-up" requirement (Note 5) in January, 1996.

Review of Cash Flows, Liquidity and Financial Condition


    The Company's unrestricted cash position decreased $14.2
million during Fiscal 1995. This decrease was primarily due to $27.2 million of capital expenditures and payments of $23.8 million on debt and capital lease obligations, partially offset by $19.2 million in net cash provided by operations and $11.6 million of proceeds from the sale of certain properties. Please see below and the Consolidated Financial Statements for further discussions of activities and details affecting cash and liquidity for Fiscal 1995.

    The Company's unrestricted cash position increased $11.9
million during Fiscal 1994. This increase was primarily due to $83.5 million in net cash provided by operations and $53.9 million of restricted cash withdrawals, partially offset by $24.5 million of fixed asset purchases, the paydown of $15.4 million in the outstanding balance under revolving credit facilities, and the payments of $87.8 million on debt and capital lease obligations, including the prepayments of $67.7 million on certain debt described above. Please see below and the Consolidated Financial Statements for further discussions of activities and details affecting cash and liquidity for Fiscal 1994.

    As of January 28, 1995, Ames restricted approximately $0.2 million of cash for expected payments of certain remaining administrative and priority claims under the plan of reorganization. This amount was also included in "Restricted cash and short-term investments." The associated liability was included in "Accrued expenses." The Company earned interest on invested segregated funds. As of January 28, 1995, the Company also had $1.8 million of cash received in escrow from the December, 1994 sale of a store's lease interest. The cash was released from escrow in February, 1995.

    Merchandise inventories declined $28.0 million and $12.0 million during Fiscal 1995 and Fiscal 1994, respectively. The decrease in Fiscal 1995 was primarily a result of planned reductions and lower-than-planned merchandise purchases in January, 1996. The decline during Fiscal 1994 was primarily due to strong fourth quarter sales. The LIFO reserve as of December 26, 1992 was eliminated in connection with the adoption of fresh-start reporting. Ames remained on the LIFO method after emergence from Chapter 11, but there has been no LIFO charge or credit in Fiscal 1995 and Fiscal 1994 because inventory levels declined, the Company's merchandise mix continued to change, and inflation was insignificant during those periods.

    Accounts payable declined $8.2 million during Fiscal 1995 primarily as a result of the decline in merchandise inventories. Accounts payable increased $54.4 million during Fiscal 1994, due primarily to longer payment terms. During Fiscal 1994, the Company began a concerted effort to return to normal industry payment terms by lengthening its payment terms with merchandise vendors. During Fiscal 1995 and Fiscal 1994, the Company paid its trade payables within the terms negotiated with vendors.

    The Company and its pre-bankruptcy lenders agreed to a restructuring of the Company's obligations as part of the plan of reorganization. The new obligations consisted primarily of secured notes that certain banks elected to receive, which were prepaid in Fiscal 1994, and deferred cash distributions. The major component of the "Current portion of long-term debt" at January 27, 1996 and January 28, 1995 related primarily to cash distributions of $8.0 million paid on January 31, 1996 and January 31, 1995 pursuant to the plan of reorganization.

    The "Note payable" of approximately $4.3 million at January 27, 1996 was the amount outstanding under the Credit Agreement. There were no outstanding borrowings under the Credit Agreement as of January 28, 1995. The "Unfavorable lease liability" was recorded as part of fresh-start reporting.

    No dividends were paid while Ames was under the protection of Chapter 11, or since its emergence from Chapter 11. The Company is restricted from declaring dividends under the terms of the Credit
Agreement.


Capital Expenditures


    Capital expenditures for Fiscal 1995 were $27.2 million and included, among other things, the full scale remodel of 24 stores, the partial remodel of 38 stores and the opening of two new stores. Capital expenditures for Fiscal 1994 were $24.5 million and included, among other things, new apparel fixtures for all stores, partial remodeling of 52 stores, and the rollout of certain specialty departments to additional stores.

    Capital spending is expected to be approximately $21.0 million for Fiscal 1996, primarily for the opening of twelve new stores, the full scale remodel of five stores and the purchase of equipment to improve the processing of merchandise through the Company's distribution centers. The Company expects to finance equipment purchases, new store fixtures and equipment, and the remodeling of existing stores through internally-generated funds. The Company adjusts the plans for making such expenditures depending on the amount of internally- generated funds available. Land, buildings and improvements are financed principally through long-term leases.


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

    Ames currently anticipates the following investment and financing activities for Fiscal 1996: capital expenditures as described above, seasonal borrowings and payments under the Credit Agreement and planned payments of debt and capital lease obligations.


    The Company believes the actions set forth above and the availability of its financing facilities, together with the Company's available cash and expected cash flows from Fiscal 1996 operations and beyond, will enable Ames to fund its expected needs for working capital, capital expenditures and debt service requirements. Achievement of expected cash flows from operations and compliance with the EBITDA covenant (Note 5) is dependent upon the Company's attainment of sales, gross profit, and expense levels that are reasonably consistent with its financial projections.

    The Company expects from time to time to consider possible capital market transactions, debt refinancing, and other transactions to further enhance the Company's financial flexibility.

    The significant net operating loss carryforwards remaining after Fiscal 1995, subject to limitations pursuant to Internal
Revenue Code Sec. 382, should offset income on which taxes would otherwise be payable in future years.


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

    Joseph R. Ettore .............           President, Chief Executive
                                             Officer, and Director

    John F. Burtelow .............           Executive Vice President,
                                             Chief Financial Officer

    Denis T. Lemire ..............           Executive Vice President,
                                             Merchandising

    Eugene E. Bankers ............           Senior Vice President,
                                             Marketing

    Richard L. Carter ............           Senior Vice President,
                                             Human Resources

    Paul Lanham ..................           Senior Vice President,
                                             Management Information Systems

    David H. Lissy ...............           Senior Vice President,
                                             General Counsel and Corporate
                                             Secretary

    William C. Najdecki ..........           Senior Vice President, Finance

    Alfred B. Petrillo, Jr. ......           Senior Vice President,
                                             Store Planning

    Grant C. Sanborn .............           Senior Vice President,
                                             Store Operations

    James A. Varhol ..............           Senior Vice President,
                                             Asset Protection


    Joseph R. Ettore, age 56, joined Ames as President, Chief Executive Officer and Director in June, 1994. Prior to joining Ames, he was President, Chief Executive Officer and Director of Jamesway Corporation("Jamesway") from July, 1993 to June, 1994; President, Chief Operating Officer and Director of Jamesway in June, 1993; Chairman of the Board and Chief Executive Officer of Stuarts Department Stores, Inc.("Stuarts") from October, 1992 to June, 1993; and President, Chief Operating Officer and Director of Stuarts from October, 1989 to October, 1992. He remained a Director of Stuarts until May, 1994. Jamesway filed for protection under Chapter 11 of the Bankruptcy Code ("Chapter 11") in July, 1993; emerged from the Chapter 11 case in January, 1995; and re-filed for protection under Chapter 11 in October, 1995. Stuarts filed under Chapter 11 in December, 1990; emerged from the Chapter 11 case in October, 1992; and re-filed for protection under Chapter 11 in May, 1995.

    John F. Burtelow, age 48, joined Ames as Executive Vice
President, Chief Financial Officer in August, 1994. Prior to joining Ames, he was Senior Vice President, Chief Financial Officer of
Venture Stores, Inc. from March, 1989 to May, 1994. He held a number of increasingly senior financial positions with The May Department Stores Company between 1979 and 1989.

    Denis T. Lemire, age 48, joined Ames as Executive Vice President, Merchandising in August, 1994. Prior to joining Ames, he was President and Chief Operating Officer of Stuarts from November, 1993 to August, 1994 and Senior Vice President, Merchandising for Stuarts from April, 1990 to November, 1993. Stuarts filed for protection under Chapter 11 in December, 1990; emerged from the Chapter 11 case in October, 1992; and re-filed for protection under Chapter 11 in May, 1995.

    Eugene E. Bankers, age 56, joined Ames as Senior Vice President, Marketing in December, 1993. Prior to joining Ames, he was Vice President, Communications and Investor Relations at Shopko Stores, Inc. from 1991 to 1993, and Vice President of Advertising, Sales Promotions, Special Events and Public Relations from 1982 to 1991.

    Richard L. Carter, age 47, joined Ames as Senior Vice
President, Human Resources in February, 1993. Prior to joining Ames, he was Senior Vice President, Human Resources at G. Fox & Co., Inc. from 1989 to 1993.

    Paul Lanham, age 38, became Senior Vice President, Management Information Systems, in March, 1996. He joined Ames in October, 1994 as Vice President, Allocation and Planning. Prior to joining Ames he was employed at Brookstone Stores from 1989 in various capacities related to inventory systems and inventory planning and allocation, most recently as Director of Inventory Management.

    David H. Lissy, age 52, became Senior Vice President, General Counsel and Corporate Secretary in December, 1992. He began work on the Ames Chapter 11 cases in June, 1990, and in July, 1990 was named Vice President, Legal Services. He was appointed Vice President, General Counsel and Corporate Secretary in October, 1991. He has been owner of Samuel Lehrer & Co., Inc., a wholesaler of fine quality fabrics, since 1988.

    William C. Najdecki, age 45, became Senior Vice President, Finance in April, 1995. He joined Ames in April, 1991 as Vice President, Bankruptcy Administration and became Vice President, Controller in July, 1991 and Senior Vice President, Chief Accounting Officer in December, 1992. Prior to joining Ames, he was Hardlines Controller for Montgomery Ward from 1989 to 1991.

    Alfred B. Petrillo, Jr., age 53, joined Ames as Senior Vice President, Store Planning in October, 1995. Prior to joining Ames, he was employed at Jamesway as Vice President, Store Planning, Construction, Maintenance and Energy from 1976 to 1995 when he was appointed Senior Vice President, Store Planning, Construction, Visual Merchandising, Planogramming, Maintenance and Energy.

    Grant C. Sanborn, age 44, became Senior Vice President, Store Operations in January, 1995. Since joining Ames in 1971, he has served in a number of store operations positions, including Assistant Regional Manager from July, 1989 to May, 1991; Regional Director from May, 1991 to July, 1991; Director, Store Operations from July, 1991 to October, 1993; and Vice President, Store Operations from October, 1993 to January, 1995.

    James A. Varhol, age 40, joined Ames as Senior Vice President, Asset Protection in August, 1995. Prior to joining Ames, he was Vice President, Loss Prevention at Jamesway from 1987 to 1995.


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

                                       PART IV



Item 14. Exhibits, Financial Statement Schedule and Reports on Form 8-K.


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


        (b) Reports on Form 8-K

            Reports on Form 8-K were filed with the Securities and Exchange Commission during the fourth quarter as follows:



  Date of Report               Date of Filing      Item #          Description
 -----------------            -----------------    ------   ------------------------------------------
 November 14, 1995            November 14, 1995      5      Disclosure of fiscal October 1995 results.

 December 7, 1995             December 7, 1995       5      Disclosure of fiscal November 1995 results.

 January 12, 1996             January 12, 1996       5      Disclosure of fiscal December 1995 results.

 January 26, 1996             January 26, 1996       5      Disclosure of amendment to Credit Agreement
                                                             and 17-store closing announcement.


                                       SIGNATURES



     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                           AMES DEPARTMENT STORES, INC.
                           (Registrant)



Dated:     March 29, 1996  /s/  Joseph R. Ettore
                           ------------------------------------
                           Joseph R. Ettore,
                           President, Chief Executive
                           Officer and Director



Dated:     March 29, 1996  /s/  John F. Burtelow
                           ------------------------------------
                           John F. Burtelow,
                           Executive Vice President,
                           Chief Financial Officer



Dated:     March 29, 1996  /s/  William C. Najdecki
                           ------------------------------------
                           William C. Najdecki,
                           Senior Vice President, Finance



 Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



Dated:     March 29, 1996   /s/  Paul M. Buxbaum
                           ------------------------------------
                           Paul M. Buxbaum, Director
                           and Chairman



Dated:     March 29, 1996   /s/  Francis X. Basile
                           ------------------------------------
                           Francis X. Basile, Director



Dated:     March 29, 1996   /s/  Alan Cohen
                           ------------------------------------
                           Alan Cohen, Director

Dated:     March 29, 1996   /s/  Richard M. Felner
                           ------------------------------------
                           Richard M. Felner, Director


Dated:     March 29, 1996   /s/  Sidney S. Pearlman
                           ------------------------------------
                           Sidney S. Pearlman, Director


Dated:     March 29, 1996   /s/  Laurie M. Shahon
                           ------------------------------------
                           Laurie M. Shahon, Director

                      AMES DEPARTMENT STORES, INC. AND SUBSIDIARIES




                             -------------------------------



                  FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE
                                       (FORM 10-K)


                                         EXHIBITS


                      For the Fiscal Years Ended January 27, 1996,
                         January 28, 1995 and January 29, 1994


                    (With Report of Independent Public Accountants)




                         -------------------------------------

                     AMES DEPARTMENT STORES, INC. AND SUBSIDIARIES


               Index to Consolidated Financial Statements and Financial
                     Statement Schedule for the Fiscal Years Ended
                January 27, 1996, January 28, 1995 and January 29, 1994



Financial Statements:


Report of Independent Public Accountants.

Consolidated Statements of Operations for the fiscal years ended January 27, 1996, January 28, 1995 and January 29, 1994.

Consolidated Balance Sheets as of January 27, 1996 and
January 28, 1995.

Consolidated Statements of Changes in Stockholders' Equity for the fiscal years ended January 27, 1996, January 28, 1995 and
January 29, 1994.

Consolidated Statements of Cash Flows for the fiscal years ended January 27, 1996, January 28, 1995 and January 29, 1994.

Notes to Consolidated Financial Statements.


Schedule:

  II. Valuation and Qualifying Accounts for the fiscal years ended January 27, 1996, January 28, 1995 and January 29, 1994.


Schedules Omitted:

     All other schedules are omitted as they are not applicable or the information is shown in the consolidated financial statements or notes thereto.

                         REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Stockholders and Board of Directors of AMES DEPARTMENT STORES, INC.:


    We have audited the accompanying consolidated balance sheets of Ames Department Stores, Inc. (a Delaware corporation) and subsidiaries as of January 27, 1996 and January 28, 1995, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the fifty-two weeks ended January 27, 1996, January 28, 1995 and January 29, 1994. These consolidated financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ames Department Stores, Inc. and subsidiaries as of January 27, 1996 and January 28, 1995, and the results of their operations and their cash flows for the fifty-two weeks ended January 27, 1996, January 28, 1995 and January 29, 1994 in conformity with generally accepted accounting principles.

    As discussed in Note 20 to the consolidated financial statements, in the quarter ended January 27, 1996 the Company changed its method of accounting for long-lived assets to conform with SFAS No. 121, and in connection therewith, recorded an impairment loss of $3.4 million for long-lived assets to be held and used.

    Our audits were performed for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index to the consolidated financial statements is presented for the purposes of complying with the Securities and Exchange Commission's rules and is not a part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states, in all material respects, the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.




/s/ ARTHUR ANDERSEN LLP



New York, New York
March 5, 1996

                                    AMES DEPARTMENT STORES, INC. AND SUBSIDIARIES
                                        CONSOLIDATED STATEMENTS OF OPERATIONS
                                       (In Thousands, Except Per Share Amounts)




                                                                   Fiscal Year   Fiscal Year   Fiscal Year
                                                                      Ended         Ended         Ended
                                                                   January 27,   January 28,   January 29,
                                                                       1996          1995          1994
                                                                   ------------  ------------  ------------
         TOTAL SALES                                                $2,216,009    $2,242,270    $2,228,135
   Less: Leased department sales                                        95,178        99,443       104,608
                                                                   ------------  ------------  ------------
         NET SALES                                                   2,120,831     2,142,827     2,123,527

         COSTS, EXPENSES AND (INCOME):
   Cost of merchandise sold                                          1,557,345     1,571,181     1,537,400
   Selling, general and administrative expenses                        552,729       569,645       586,267
   Leased department and other operating income                        (29,677)      (30,296)      (34,357)
   Depreciation and amortization expense                                12,360         5,288         2,105
   Amortization of the excess of revalued net assets
         over equity under fresh-start reporting                        (6,153)       (6,153)       (6,215)
   Interest and debt expense, net                                       24,116        25,367        26,434
   Gain on disposition of properties                                    (9,136)       (8,255)       (1,340)
   Restructuring charge                                                 20,865             -             -
   Distribution center closing costs                                         -         1,300             -
   Nonrecurring gain - litigation settlement                                 -       (12,001)            -
                                                                   ------------  ------------  ------------

         INCOME (LOSS) BEFORE INCOME TAXES AND EXTRAORDINARY ITEM       (1,618)       26,751        13,233
   Income tax provision                                                      -        (8,208)       (3,338)
                                                                   ------------  ------------  ------------

         INCOME (LOSS) BEFORE EXTRAORDINARY ITEM                        (1,618)       18,543         9,895

   Extraordinary item - gain (loss) on early extinguishment of debt
         (net of tax benefit of $727 in the fiscal year ended
         January 28, 1995)                                                   -        (1,517)          928
                                                                   ------------  ------------  ------------


         NET INCOME (LOSS)                                             ($1,618)      $17,026       $10,823
                                                                   ============  ============  ============


   WEIGHTED AVERAGE NUMBER OF COMMON AND COMMON EQUIVALENT
       SHARES USED IN THE CALCULATION OF EARNINGS PER SHARE             20,127        21,499        21,183
                                                                   ============  ============  ============

   INCOME (LOSS) PER SHARE BEFORE EXTRAORDINARY ITEM                    ($0.08)        $0.86         $0.47

   EXTRAORDINARY GAIN (LOSS) PER SHARE                                       -         (0.07)         0.04
                                                                   ------------  ------------  ------------

   NET INCOME (LOSS) PER SHARE                                          ($0.08)        $0.79         $0.51
                                                                   ============  ============  ============








         (The accompanying notes are an integral part of these consolidated financial statements.)



                                            AMES DEPARTMENT STORES, INC. AND SUBSIDIARIES
                                                     CONSOLIDATED BALANCE SHEETS
                                                (In Thousands, Except Share Amounts)




                                                                                              January 27, January 28,
                                                      ASSETS                                     1996        1995
                                                                                              ----------  ----------
Current Assets:
  Unrestricted cash and short-term investments                                                  $14,185     $28,402
  Restricted cash and short-term investments                                                          -       2,047
                                                                                              ----------  ----------
      Total cash and short-term investments                                                      14,185      30,449

  Receivables:
      Trade                                                                                       6,900       8,834
      Other                                                                                       7,578       7,973
                                                                                              ----------  ----------
          Total receivables                                                                      14,478      16,807


  Merchandise inventories                                                                       402,177     430,152
  Prepaid expenses and other current assets                                                      12,793       8,999
                                                                                              ----------  ----------
          Total current assets                                                                  443,633     486,407

Fixed Assets:
  Land and buildings                                                                              1,074         845
  Property under capital leases                                                                   3,809         687
  Fixtures and equipment                                                                         53,259      35,130
  Leasehold improvements                                                                         20,345      11,991
                                                                                              ----------  ----------
                                                                                                 78,487      48,653
  Less - Accumulated depreciation and amortization                                              (20,259)     (7,620)
                                                                                              ----------  ----------
          Net fixed assets                                                                       58,228      41,033

Other assets and deferred charges                                                                 3,965       5,948
                                                                                              ----------  ----------
                                                                                               $505,826    $533,388
                                                                                              ==========  ==========


                                            LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts payable:
      Trade                                                                                    $112,682    $130,737
      Other                                                                                      43,636      33,794
                                                                                              ----------  ----------
          Total accounts payable                                                                156,318     164,531

  Note payable - revolver                                                                         4,284           -
  Current portion of long-term debt                                                              13,682      15,168
  Current portion of capital lease obligations                                                    3,665       3,988
  Self-insurance reserves                                                                        39,003      46,413
  Accrued compensation                                                                           20,424      20,129
  Accrued expenses                                                                               34,519      40,491
  Restructuring reserve                                                                          30,623       2,878
                                                                                              ----------  ----------
      Total current liabilities                                                                 302,518     293,598
                                                                                              ----------  ----------

Long-term debt                                                                                   23,159      39,030
Capital lease obligations                                                                        29,372      38,065
Other long-term liabilities                                                                       6,322       6,242

Unfavorable lease liability                                                                      18,672      22,903
Excess of revalued net assets over equity under fresh-start reporting                            42,480      48,633
Commitments and contingencies

Stockholders' Equity:
  Common stock (40,000,000 shares authorized; 20,472,269 and 20,127,269 shares
      outstanding at January 27, 1996 and January 28, 1995, respectively; par value $.01)           205         201
  Additional paid-in capital                                                                     80,759      80,759
  Reatined earnings                                                                               2,339       3,957
                                                                                              ----------  ----------
      Total Stockholders' Equity                                                                 83,303      84,917
                                                                                              ----------  ----------
                                                                                               $505,826    $533,388
                                                                                              ==========  ==========

                  (The accompanying notes are an integral part of these consolidated balance sheets.)






                         AMES DEPARTMENT STORES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                  (In Thousands)





                                                Priority
                           Common Stock       Common Stock    Additional
                         -----------------   -------------      Paid-In       Retained        Total
                          Shares   Amount    Shares  Amount     Capital       Earnings       Equity
                         -------- --------   ------- -----    -----------   ------------   -----------

Balance, Jan. 30, 1993     8,962      $90    11,038  $110        $69,800       ($23,892)      $46,108

Conversion of Priority
 Common Stock into
 Common Stock              7,178       72    (7,178)  (72)                                          0
Exercise of Series C
 Warrants                    127        1                            140                          141
Utilization of Tax
 Attributes                                                        3,338                        3,338
Net Income (Loss)                                                                10,823        10,823
                         -------- --------   ------- -----    -----------   ------------   -----------

Balance, Jan. 29, 1994    16,267     $163     3,860   $38        $73,278       ($13,069)      $60,410

Conversion of Priority
 Common Stock into
 Common Stock              3,860      $38    (3,860)  (38)                                          0
Utilization of Tax
 Attributes                                                        7,481                        7,481
Net Income (Loss)                                                                17,026        17,026
                         -------- --------   ------- -----    -----------   ------------   -----------

Balance, Jan. 28, 1995    20,127     $201         -     -        $80,759         $3,957       $84,917

Issuance of Common Stock
 under 1995 Long Term
 Incentive Plan              345        4                                                           4

Net Income (Loss)                                                                (1,618)       (1,618)
                         -------- --------   ------- -----    -----------   ------------   -----------
Balance, Jan. 27, 1996    20,472     $205         -     -        $80,759         $2,339       $83,303
                         ======== ========   ======= =====    ===========   ============   ===========




 (The accompanying notes are an integral part of these consolidated financial statements.)


                                       AMES DEPARTMENT STORES, INC. AND SUBSIDIARIES
                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                        (In Thousands)



                                                                            Fiscal        Fiscal        Fiscal
                                                                             Year          Year          Year
                                                                             Ended         Ended         Ended
                                                                          January 27,   January 28,   January 29,
                                                                             1996          1995          1994
                                                                          -----------   -----------   -----------
Cash flows from operating activities:
    Net income (loss)                                                        ($1,618)      $17,026       $10,823
    Expenses not requiring the outlay of cash:
    Extraordinary gain (loss) on early extinguishment of debt                      -         1,517          (928)
    Income tax provision                                                           -         8,208         3,338
    Depreciation and amortization of fixed assets                             12,713         5,528         2,167
    Amortization of the excess of revalued net assets over equity             (6,153)       (6,153)       (6,215)
    Amortization of unfavorable lease liability                               (1,884)       (2,094)       (2,123)
    Amortization of debt discounts and deferred financing costs                4,755         5,843         5,834
    Gain on disposition of properties                                         (9,136)       (8,255)       (1,340)
    Other, net                                                                  (315)         (855)         (725)
                                                                          -----------   -----------   -----------
Cash provided by (used for) operations before changes in working
    capital and restructuring items                                           (1,638)       20,765        10,831
Changes in working capital:
    Decrease in receivables                                                    2,329         1,385         5,484
    Decrease in merchandise inventories                                       27,975        12,046        22,358
    (Increase) decrease in prepaids and other current assets                  (3,794)        1,131        (1,056)
    Increase (decrease) in accounts payable                                   (8,213)       54,986         4,798
    (Decrease) in accrued expenses and other current liabilities             (16,790)       (1,050)      (35,069)
Changes due to restructuring activities:
    Payments of restructuring costs                                           (1,498)       (5,737)      (32,448)
    Restructuring charge                                                      20,865             -             -
                                                                          -----------   -----------   -----------
Net cash provided by (used for) operating activities                          19,236        83,526       (25,102)
                                                                          -----------   -----------   -----------
Cash flows from investing activities:
    Proceeds from the disposition of properties                               11,634         8,821         3,439
    Proceeds from the sale of assets held for disposition                          -         1,458        37,012
    Purchase of fixed assets                                                 (27,152)      (24,470)      (20,215)
    Decrease in restricted cash                                                2,047        53,933        27,687
                                                                          -----------   -----------   -----------
Net cash provided by (used for) investing activities                         (13,471)       39,742        47,923
                                                                          -----------   -----------   -----------
Cash flows from financing activities:
    Borrowings (payments) under the revolving credit facilities, net           4,284       (15,360)       (7,600)
    Payments on debt and capital lease obligations                           (23,766)      (87,828)      (28,685)
    Deferred financing costs                                                    (500)       (8,143)       (2,067)
    Proceeds from exercise of Series C Warrants                                    -             -           141
                                                                          -----------   -----------   -----------
Net cash provided by (used for) financing activities                         (19,982)     (111,331)      (38,211)
                                                                          -----------   -----------   -----------

Increase (decrease) in unrestricted cash and short-term investments          (14,217)       11,937       (15,390)
Unrestricted cash and short-term investments, beginning of period             28,402        16,465        31,855
                                                                          -----------   -----------   -----------
Unrestricted cash and short-term investments, end of period                  $14,185       $28,402       $16,465
                                                                          ===========   ===========   ===========


                   (The accompanying notes are an integral part of these consolidated financial statements).


                      AMES DEPARTMENT STORES, INC. AND SUBSIDIARIES
                        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1.  Summary of Significant Accounting Policies:
    ------------------------------------------


    (a) Nature of operations:

            Ames Department Stores, Inc. (a Delaware corporation) and its subsidiaries (collectively, "Ames" or the "Company") are retail merchandisers. As of March 1, 1996, Ames operated 308 discount department stores under the Ames name in 14 states in the Northeast, Middle Atlantic and Mid-West regions and the District of Columbia. The Company's stores are located in rural communities, some of which are not served by other large retail stores, high-traffic suburban sites, small cities and several major metropolitan areas. The stores largely serve middle and lower-middle income customers.

    (b) Basis of presentation:

            The Company filed petitions under Chapter 11 of the U.S. Bankruptcy Code ("Chapter 11") on April 25, 1990. From that time until December 30, 1992, Ames operated its business as a debtor-in-possession subject to the jurisdiction of the United States Bankruptcy Court for the Southern District of New York (the "Bankruptcy Court").
        On December 30, 1992, Ames emerged from bankruptcy (Note
        2).

            The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

            Certain prior year items have been reclassified to conform to the current year presentation.


    (c) Fiscal year:

            The Company's fiscal year ends on the last Saturday in January. The fiscal years ended January 27, 1996 (Fiscal
        1995), January 28, 1995 (Fiscal 1994) and January 29, 1994
        (Fiscal 1993) each included
        52 weeks.


    (d) Principles of consolidation:

            The consolidated financial statements include the accounts of Ames and its subsidiaries, all of which are wholly-owned. All material intercompany accounts and transactions have been eliminated.

    (e) Cash and short-term investments:

            Ames considers all highly liquid investments with a maturity of three months or less when purchased to be cash and short-term investments.


    (f) Inventory valuation:

            Substantially all inventories are stated at the lower of cost, using the retail last-in, first-out (LIFO) method, or market and include the capitalization of transportation and distribution center costs.


    (g) Fixed assets:

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


    (h) Depreciation and amortization:

            Land and buildings, fixtures and equipment are recorded at cost and are depreciated on a straight-line basis over their estimated useful lives. Property under capital leases and leasehold improvements are depreciated over the shorter of their estimated useful lives or their related lease terms.

            The unfavorable lease liability (recorded under fresh-start reporting) is being amortized on a straight-line basis over the applicable lease terms.

            The excess of revalued net assets over equity under fresh-start reporting is being amortized over a 10 year period (Note 2).


    (i) Deferred charges:

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


    (k) Self-insurance reserves:

            The Company is self-insured for workers' compensation, general liability, property and casualty, and accident and health insurance claims, subject to certain limitations. The Company has insurance coverage for losses that may occur above certain levels. The Company determines its liability for claims based on each individual claim's circumstances and estimates its liability for claims incurred but not yet reported based on historical experience.

            As of January 27, 1996 and January 28, 1995, Ames had established self-insurance reserves of $39.0 million and $46.4 million, respectively. Major portions of these reserves may not be paid within a year and are subject to changes in estimates as claims are settled or continue to remain outstanding. The Company's insurance expense was lower by $5.2 million in Fiscal 1995 compared to Fiscal 1994 as a result of a reduction in the reserves for prior years' claims as well as the continued improved experience in workers' compensation and general liability claims, partially offset by an increase in health claims.


    (l) Leased department sales and income:

            Ames has an agreement with an independent contractor that allows the independent contractor to operate shoe departments within the Ames stores. Ames receives a percentage of the sales under the agreement.


    (m) Earnings per common share:

            Net income (loss) per common share for Fiscal 1995, 1994 and 1993 was determined by using the weighted average number of common and common equivalent shares outstanding during each fiscal year. Primary and fully-diluted earnings per share were the same in each year. Common stock equivalents represented the assumed exercise of the outstanding Series C Warrants.

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

        The Amended Plan provided for, among other things, the payment of $303.5 million of cash (including $46.5 million in deferred cash distributions), $68.9 million in secured notes (the "POR Term Notes"), the reinstatement of certain obligations, and the distribution of all of the new common stock of the reorganized Ames to creditors to settle approximately $1.6 billion of total estimated claims against the Company that existed as of the Filing Date.


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


3.  Cash and Short-Term Investments:
    -------------------------------

        As of January 27, 1996, the Company had no restricted cash balances. As of January 28, 1995, the Company had $1.8 million of cash received in escrow from the December, 1994 sale of a store's lease interest. This cash was included in "Restricted cash and short-term investments" at January 28, 1995 and was released from escrow in February, 1995. In addition, as of January 28, 1995, Ames restricted approximately $0.2 million of cash for expected payments of certain remaining administrative and priority claims under the Amended Plan. These amounts are also included in "Restricted cash and short-term investments." The associated liability is included in "Accrued expenses."

4.  Inventories:
    -----------

        Substantially all inventories are valued at the lower of cost or market. Cost is determined by the retail last-in, first-out (LIFO) cost method for all merchandise inventories and includes the capitalization of transportation and distribution center costs. No LIFO reserve was necessary as of January 27, 1996, January 28, 1995 and January 29, 1994.


5.  Debt:
    ----

    The Credit Agreement

        On April 28, 1994, the Company entered into an agreement with BankAmerica Business Credit, Inc., as agent, two financial institutions as co-agents (together with the agent, the "Agents"), and a syndicate consisting of five other banks and financial institutions, for a secured revolving credit facility of up to $300 million, with a sublimit of $100 million for letters of credit (the "Credit Agreement"). The Credit Agreement is in effect until June 22, 1997, is secured by substantially all of the assets of the Company, and requires the Company to meet certain quarterly financial covenants which were amended in January, 1996. The Credit Agreement has no requirement for cash collateralization of letters of credit, except in limited instances. The funds under the Credit Agreement may only be used for working capital and for the payment of certain debt described below. The interest rate per annum on the Credit Agreement is equal to the Reference Rate (as defined in the Credit Agreement) plus 2% of the first $270 million of Advances (subject to downward adjustments) or 5% of the last $30 million of Advances. Alternatively, the first $270 million of Advances under the Credit Agreement may be made at the interest rate per annum equal to the Eurodollar Rate (as defined in the Credit Agreement) plus 3.75% (subject to downward adjustments).

        As of January 27, 1996, the interest rate on the Credit Agreement was 10.5%. For Fiscal 1995, the weighted average interest rate on the Company's revolving credit facilities was 10.1%. The peak borrowing level under the Credit Agreement during Fiscal 1995 was $195.4 million. As of January 27, 1996, approximately $1.9 and $27.5 million was outstanding in trade and standby letters of credit, respectively, under the Credit Agreement.

        The amount of borrowing under the Credit Agreement shall not exceed the sum of (i) an amount equal to 55% of inventory not covered by any outstanding letter of credit plus (ii) an amount equal to 50% of inventory covered by any outstanding letter of credit less (iii) a reserve for reinstated debt ($14.6 million as of January 27, 1996). In addition, the Credit Agreement provides for the potential establishment of other reserves contingent upon the Company's financial performance. Each Agent, in addition, reserves the right to adjust the total available to be borrowed by establishing reserves, making determinations of eligible inventory, revising standards of eligibility or decreasing from time to time the percentages set forth above.

        The quarterly financial covenants under the Credit Agreement are limited to: capital expenditure limits; minimum EBITDA (as defined below); and minimum EBITDA to cash interest expense. The definition of EBITDA, as modified by Amendment No. 4 to the Credit Agreement which was effective January 12, 1996 and was filed in a Form 8-K dated January 26, 1996, is: income before (a) interest expense, (b) income tax expense or benefit, (c) depreciation and amortization expense, LIFO expense, stock appreciation rights accruals, restructuring charges and other noncash charges, (d) certain pre-opening expenses incurred in connection with the opening of the locations formerly operated by Jamesway Corporation and (e) gain or losses on properties sold after January 28, 1996.

        Compliance with the EBITDA covenant will be dependent upon the Company's attainment of results that are reasonably consistent with its financial projections reported on Form 8-K dated February 21, 1996. In addition, each year Ames must have no outstanding borrowings (other than borrowings, not to exceed $20 million, related to certain expenditures) under the Credit Agreement for a consecutive 30-day period between November 15th and February 15th of the following year (the "clean-up" requirement). The Company is in compliance with the financial covenants, as amended, through the quarter ended January 27, 1996.

        Fees required under the Credit Agreement include: (1) quarterly commitment fees of .5% per annum on the unused portion of the facility during each quarter, (2) an initial facility fee of $5.4 million paid on the closing date and an additional facility fee of $3.0 million ($1.0 million paid at closing and the remainder due in quarterly installments of $250,000 each beginning in the second year), and (3) prepayment fees of 3.0%, 2.0%, and 1.0% of the amount of the Tranche A portion (as defined in the Credit Agreement) reduced or terminated prior to the first, second, and third (six months or more prior to the maturity date) anniversary of the Credit Agreement, respectively.

        In June, 1994, the Company utilized the funds that were no longer restricted for the collateralization of letters of credit, and funds from the Credit Agreement, to prepay the POR Term Notes, a $1.2 million term note, and the outstanding borrowings under the credit agreement in effect immediately prior to the prepayment. As a result of the refinancing and associated commitment to prepay the above debt, a non-cash extraordinary charge of $1.5 million, net of tax benefit of $0.7 million, was recorded in the quarter ended April 30, 1994, primarily for the write-off of deferred financing costs and debt discounts related to the debt to be prepaid.


    Other Debt

        The Company's outstanding debt as of January 27, 1996 and January 28, 1995 is listed and described below. Pursuant to the Amended Plan, the Company and its lenders agreed to a restructuring of the Company's obligations at December 26, 1992.

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

        As of January 27, 1996, payments due on long-term debt for the next five years and thereafter were as follows:


                                       (000's Omitted)
        Fiscal Year Ending January          Amount
        --------------------------     ---------------

               1997                       $13,682
               1998                        12,097
               1999                         2,770
               2000                         9,500
               2001                         -0-
               Thereafter                   -0-

        Outstanding debt at January 27, 1996 and January 28, 1995 is listed below. Further explanations of certain of the obligations follow the table.

                                                             (000's omitted)
                                                         ---------------------
                                                           1/27/96     1/28/95
                                                          ---------  ---------
    Secured Debt -
    --------------
    Revolving Credit Facility (Note Payable):............    $ 4,284    $  -
    Senior Debt:
     Guaranteed First Mortgage Notes, interest rate
      of 9.5%, due 3/97 through 3/99. Discount rate 11%..     12,500    12,500
     Real Estate Mortgage, interest rate 6%, due 12/97.
       Discount rate 12%................................       5,800    10,720
     Loan and Security Agreement, non-interest
      bearing, due 5/95.  Discount rate 10%..............       -          717
     Equipment Notes, interest rates at 9% to 10%, due
      12/94 through 12/97.  Discount rate 11% to 12%.....      1,887     2,542
     8.5% Industrial Development Bonds, prepaid in
      Fiscal 1995 (Note 16)..............................       -        2,671
                                                             -------  --------
        Total Face Value of Secured Debt.................    $24,471  $ 29,150
                                                             -------  --------
    Unsecured Debt -
    ----------------
    Senior Debt:
     Allowed Priority Tax Obligations,
       5% interest rate.  Discount rate 9%...............     $1,592    $4,173
    Subordinated Debt:
      Deferred Cash Distributions due 1/31/94 through
       1/31/97, 5% interest rate beginning 2/94.
       Discount rate 12%.................................     15,500    23,500
      TJX Expense Note, 10% interest rate,
        due 1/98 (Note 11)...............................        770       747
                                                             -------  --------
        Total Face Value of Unsecured Debt...............    $17,862   $28,420
                                                             -------  --------
    Total Face Value of Debt.............................     42,333    57,570
               Less:  Current Portion....................     13,682    15,168
                      Debt Discounts.....................      1,208     3,372
                      Note Payable - Revolver............      4,284      -
                                                             -------  --------
    Amount Due After One Year............................    $23,159   $39,030
                                                             =======  ========


    Allowed Priority Tax Obligations

        Allowed priority tax obligations consist of remaining claims entitled to priority status under the Bankruptcy Code, including claims based on retail sales made by Ames (the proceeds of which are deemed to be held in trust by Ames for the benefit of various state taxing authorities). Unless otherwise agreed to in writing with Ames, the holder of an allowed priority tax claim receives deferred cash payments in a principal amount equal to the amount of such claim over a period not exceeding six years from the date of assessment of the tax on which the claim is based. The deferred cash payments may be made in annual installments equal to 10% of the allowed priority tax claim together with simple interest at the rate of 5% per annum. The remaining unpaid principal and accrued interest thereon will be paid on the first business day following the date that is the sixth anniversary of the date of assessment of the tax on which the claim is based. During Fiscal 1993, the Company paid approximately $1.9 million to certain state taxing authorities in early settlement of approximately $2.8 million of tax obligations (Note 19).

    Deferred Cash Distributions

        The Amended Plan provided that approximately $46.5 million of cash distributions in respect to several classes of claims would be paid subsequent to the Consummation Date. On January 31, 1993, January 31, 1994, January 31, 1995 and January 31,
    1996, $15.0, $8.0, $8.0 and $8.0 million, respectively, of these deferred cash distributions were paid as scheduled, and the remaining unsecured amount of $7.5 million is due January 31, 1997, with interest that began on February 1, 1994 at 5% per annum.

6.  Lease Commitments and Unfavorable Lease Liability:
    -------------------------------------------------

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

        Future minimum lease payments for leases as of January 27, 1996 were as follows:

                                            (000's Omitted)
                                             Lease Payments
                                          --------------------
            Fiscal Year                    Capital  Operating
           Ending January                  Leases   Leases
        --------------------               -------  ---------
    1997........................           $7,357     $40,743
    1998........................            5,887      37,757
    1999........................            4,786      34,529
    2000........................            4,286      30,830
    2001........................            4,240      27,660
    Thereafter..................           37,655     179,738
                                           ------    --------
        Total minimum lease payments.....  64,211    $351,257
                                                     ========
        Less:  amount representing
         estimated executory costs.........   803
                                           ------
        Net minimum lease payments........ 63,408
        Less:amount representing interest. 30,371
                                           ------
        Present value of net minimum
         lease payments................... 33,037
        Less:  currently payable..........  3,665
                                           ------
        Long-term capital
         lease obligations................$29,372
                                          =======




        Total payments have not been reduced by minimum sublease rentals to be received in the aggregate under noncancellable subleases of capital leases and operating leases of approximately $2.6 and $2.0 million, respectively, as of January 27, 1996.

        Amortization of capital lease assets was approximately
    $0.2, $0.1 and $0.0 million for Fiscal 1995, Fiscal 1994 and
    Fiscal 1993, respectively.

        Rent expense (income), excluding the benefit from the amortization of the unfavorable lease liability, was as follows:

                                                (000's Omitted)
                                       ---------------------------------
                                        Fiscal      Fiscal      Fiscal
                                         1995        1994        1993
                                       --------    --------    --------
    Minimum rent on operating leases    $42,751     $42,913     $42,646
    Contingent rental expense             5,873       6,214       6,414
    Sublease rental income               (2,491)     (2,757)     (3,206)


        The unfavorable lease liability in the Consolidated Balance Sheets was recorded as part of fresh-start reporting and represents the estimated liability related to lease commitments that exceeded market rents for similar locations. This liability is being amortized as a reduction of rent expense in the Consolidated Statements of Operations over the remaining lease terms.


 7. Stockholders' Equity:
    --------------------

    Common Stock and Priority Common Stock

        As provided under the Amended Plan, the authorized capital stock of the reorganized Ames consisted of 40,000,000 shares of common stock (20,472,269 and 20,127,269 shares outstanding as of January 27, 1996 and January 28, 1995, respectively), par value $.01 per share (the "Common Stock"), and 12,000,000 shares of priority common stock (0 shares outstanding as of January 27, 1996 and January 28, 1995, respectively), par value $.01 per share (the "Priority Common Stock"). The outstanding shares of the Priority Common Stock as of December 30, 1994 were automatically converted into an equal number of fully paid and nonassessable shares of Common Stock. Such conversion was deemed to have occurred on such date without any notice or other action on the part of the Company or the holder of such Priority Common Stock.

        Holders of shares of Common Stock are entitled to one vote per share on all matters to be voted upon by stockholders and are entitled to receive dividends when, as and if declared by the Board of Directors. Dividends cannot be declared under the terms of the Credit Agreement.

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

        An aggregate of 2,120,000 Series C Warrants were issued (1,992,715 outstanding as of January 27, 1996) under the Amended Plan. Each such warrant entitles the holder to purchase one share of the Common Stock at any time from six months after the Consummation Date through January 31, 1999. The exercise price is $1.11 per share. There were no exercises of the Series C Warrants during Fiscal 1995 and Fiscal 1994.

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


    Stock Purchase Rights Agreement

        On November 30, 1994, the Company adopted a Stock Purchase Rights Agreement (the "Rights Agreement"). Under the terms of the Rights Agreement, one purchase right ("Right"), with an exercise price of $14.00, is attached to each share of the Company's Common Stock outstanding as of, or issued subsequent to, November 30, 1994 but prior to the occurrence of certain events (as more fully described in the Rights Agreement). The Rights become exercisable in the event that a person or group (an "Acquiring Person") either acquires 15% or more of the Company's outstanding voting stock or announces an intention to acquire 20% or more of such stock. Once exercisable, each Right will, depending on the circumstances, entitle a holder, other than an Acquiring Person, to purchase shares of either the Company or an acquiring company having a market value equal to twice the exercise price. The Rights Agreement was adopted to assure that all of the Company's stockholders receive full value for their investment in the event of stock accumulation by an Acquiring Person. Unless previously redeemed by the Company, the Rights will expire on November 29, 2004.

 8. Stock Options:
    -------------

        Pursuant to the 1994 Management Stock Option Plan (the "Option Plan") approved by stockholders in June, 1994, the Company may grant options with respect to an aggregate of up to 1,700,000 shares of Common Stock, with no individual optionee to receive in excess of 200,000 shares of Common Stock upon exercise of options granted under the Option Plan. The exercise prices of the options are equal to the fair market value of the Common Stock on the date the options are granted. The options become exercisable over three to five years and terminate after five to six years from the grant date.

        Pursuant to the 1994 Non-Employee Directors Stock Option Plan (the "Non-Employee Plan") approved by stockholders in May, 1995, the Company may grant options to purchase up to an aggregate of 200,000 shares of Common Stock. The exercise prices of the options are equal to the fair market value of the Common Stock on the date the options are granted. The options become exercisable in full six months after date of grant or date of stockholder approval, whichever is later, and will terminate July 21, 2004. Effective on the date of each annual meeting of stockholders of the Company commencing with the 1996 Annual Meeting of Stockholders, each non-employee director of the Company then in office will be granted an option to purchase 2,500 shares, with the date of grant to be the date of such meeting. As of January 27, 1996, 45,000 options had been granted under the Non-Employee Plan at prices ranging from $2.75 to $3.13; all were exercisable.

        The following table sets forth the stock option activity for both stock option plans for Fiscal 1995 and Fiscal 1994.


                                            1995                     1994
                                    ---------------------     ----------------------
                                                 Exercise                   Exercise
                                     Shares       Prices       Shares        Prices
                                     ------      --------      ------        -------


    Outstanding at
      beginning of year........     1,299,500   $3.50-$5.12      -0-       ---

    Granted....................       275,100   $1.69-$3.13    1,608,500    $3.50-$5.12

    Exercised...................         ---       ---           ---            ---

    Terminated..................     (255,000)  $1.69-$5.06     (309,000)   $3.81-$5.06
                                    ----------                ----------

    Outstanding at end of year..     1,319,600  $1.69-$5.12    1,299,500    $3.50-$5.12
                                    ==========                 ==========

    Exercisable at end of year...      375,300  $2.75-$5.12       -0-
                                    ==========                  =========

 9. Income Taxes:
    ------------

        The Company had no income tax provision for Fiscal 1995.
    For Fiscal 1994 and Fiscal 1993, the Company recorded non-cash income tax provisions of approximately $8.2 and $3.3 million, respectively.

        The Company adopted SFAS No. 109 in conjunction with the adoption of fresh-start reporting. Under SFAS No. 109, deferred income taxes are recognized by applying the enacted statutory tax rates in future years to the changes in "cumulative temporary differences" (the differences between financial statement carrying values and the tax basis of assets and liabilities).

        As a consequence of the adoption of fresh-start reporting and SFAS No. 109, any tax benefits realized for tax purposes after the Consummation Date for pre-consummation cumulative temporary differences, as well as for the pre-consummation net operating loss carryovers, are reported as additions to paid-in-capital (see Consolidated Statements of Changes in Stockholders' Equity) rather than as reductions in the tax provisions in the Consolidated Statements of Operations. Tax benefits or liabilities realized for book purposes after the Consummation Date will be segregated from the pre-consummation deferred tax assets. Ames, although not likely to pay income taxes in the near future, may be required to record tax provisions on book income. However, the utilization of post-consummation deferred tax assets may reduce future income tax provisions. Such income tax provisions have no impact on the Company's taxes payable or cash flows.

        Ames has the following deferred tax assets from pre-consummation ("Pre") and post-consummation ("Post") periods, as of the following dates ($ in millions):


                                         As of                  As of
                                    January 27, 1996       January 28, 1995
                                  -------------------     ------------------
                                  Pre    Post   Total     Pre   Post   Total
                                 -----   ----   -----    -----  ----   -----

       Fixed assets............  $46    ($1)    $45      $60    ($2)   $58
       Self insurance reserves..  11      7      18       13      6     19
       Restructuring reserves...   3     20      23        5      -      5
       Leases...................  16      6      22       20      9     29
       Vacation pay reserve
         and other..............  (1)     3       2       (3)    10      7
       Net operating loss
         carryovers............. 193      -     193      183      -    183
                                 ----   ----   -----    -----   ----  -----
       Total deferred tax assets 268     35     303      278     23    301
       Valuation allowances.....(268)   (35)   (303)    (278)   (23)  (301)
                                -----   ----   -----    -----   ----  -----
       Net deferred tax assets.   $0     $0     $0        $0     $0     $0
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

        The Company has treated "pre-emergence net operating losses" (qualified losses incurred prior to the Consummation
    Date) under Section 382(l)(5) of the Internal Revenue Code (hereafter "L-5"). Under "L-5," there is approximately $295 million in pre-emergence net operating losses currently available as carryovers without any annual limitation. The Company has filed a $20 million refund claim under Section 172(f) of the Internal Revenue Code. The claim represents a 10 year carryforward of qualified expenses and is currently under review by the Internal Revenue Service ("IRS"). The claim will reduce pre-emergence net operating losses by approximately $43.5 million.

        Ames also has a "post-emergence net operating loss" carryover (incurred after the Consummation Date) of approximately $189 million. Both pre- and post-emergence net operating loss carryovers will expire between 2007 and 2011. In addition, Ames has targeted jobs tax credit carryovers of approximately $7 million and alternative minimum tax credit carryovers of approximately $3 million, which will expire in 2007 and 2004, respectively. Federal net operating loss carryovers for fiscal years subsequent to January 27, 1990 are subject to future adjustments, if any, by the IRS.

        Ames has substantial potential state net operating loss carryovers. It is difficult, however, to quantify the utilizable amounts of such state operating losses because of the uncertainty related to the mix of future profits in specific states.


10. Benefit and Compensation Plans:
    ------------------------------

    Retirement and Savings Plan

        Ames has a defined contribution retirement and savings plan (the "Retirement and Savings Plan") that is qualified under Sections 401(a) and 401(k) of the Internal Revenue Code of 1986, as amended, for employees who, after one year of service, have reached the age of 21 and have completed at least 1,000 hours of service in a 12-month period. For each participant's contribution (up to a maximum of 5% of such participant's total compensation), the Company contributes to the Retirement and Savings Plan an amount equal to 50% of such contribution. A participant may contribute to the plan from 1% to 18% of annual compensation on a pre-tax or after-tax basis, or a combination of both. Participants who terminate their employment with the Company are entitled to receive the full amount of their contributions and, depending on the length of the participant's service to Ames, a portion of the Company's matching contributions. Ames funds all administrative costs incurred by the plan. Ames' expense associated with this plan amounted to approximately $3.0, $3.1, and $2.6 million, in Fiscal 1995, Fiscal 1994 and Fiscal 1993, respectively.


    Income Continuation Plan

        Certain officers of Ames participate in an Income
    Continuation Plan ("ICP"), which guarantees up to one year's salary in the event of termination other than for cause. As of January 27, 1996, the Company had reserved for its known obligations under the ICP.

    Stock Appreciation Rights

        In connection with the Amended Plan, stock appreciation rights ("SARs") exercisable only for cash, equivalent to 1.2 million shares of the new Common Stock, were granted to certain members of management as compensation for their efforts in restructuring Ames and enabling it to emerge from Chapter 11. After exercises and terminations, SARs equivalent to 183,350 shares were outstanding at January 27, 1996. One-third of the SARs vested on the Consummation Date, one-third vested on December 30, 1993, and the remaining one-third vested on December 30, 1994. Each SAR entitles the recipient, upon exercise (which may not be later than five years after the Consummation Date), to receive in cash the excess of the average closing price of a share of Common Stock during the ten trading days prior to the exercise date, over the average closing price of a share of Common Stock during the 60 trading days after the Consummation Date ($2.96). The average closing price for the last 10 trading days of Fiscal 1995 was $1.47 per share. During Fiscal 1995, no SARs were exercised.


    Long Term Incentive Plan

        On May 24, 1995, the stockholders approved the Company's 1995 Long Term Incentive Plan (the "Long Term Plan") under which the Company may make awards of an aggregate of up to 500,000 shares of Common Stock and cash payment in an amount up to 50% of the fair market value (as defined in the Long Term
    Plan) of the Common Stock awarded, determined as of and paid on the vesting date. Each award under the Long Term Plan vests in full on the third anniversary of the date of grant of such award. Awards may be made to the Chief Executive Officer, any Executive Vice President and any Senior Vice President of the Company. Other than for death or disability, awards which have not yet vested are forfeited upon the termination of the employment of the executive.

        As of January 27, 1996, awards aggregating to 345,000 shares of Common Stock had been made to certain executives of the Company. The shares for these awards have been issued and are being held in custody by the Company on behalf of the grantees thereof. A portion of the estimated market value of the awards, including the cash, has been accrued as compensation expense as of January 27, 1996.

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

    Annual Incentive Compensation Plan

        The Company has an Annual Incentive Compensation Plan (the "Annual Bonus Plan") that is subject to annual review by the Board of Directors. The Annual Bonus Plan provides annual incentive cash bonuses based on the achievement of the Company's financial goals for the year (and customer service goals for store and field management). Bonus expense recorded under the plan was $1.5, $1.6 and $2.8 million for Fiscal 1995, 1994 and 1993, respectively.

    Retirement Plan

        Through the end of Fiscal 1995, Ames had an unfunded Retirement Plan for Officers/Directors (the "Retirement Plan"). It provided that every person who was employed by Ames when he or she retired, died or became disabled and who (i) served as both a full-time officer and a director of Ames and had completed five years of service, not necessarily consecutive, in both of these capacities, or (ii) served as a director of Ames and had completed 10 years, not necessarily consecutive, of service to Ames, was eligible for benefits under the Retirement Plan.

        Benefits under the Retirement Plan were payable upon termination of employment due to retirement, death or disability. The annual benefit was equal to two-thirds of the participant's average annual base salary during the five-year period of highest compensation preceding such termination of employment. The maximum annual benefit under the Retirement Plan was $100,000, reduced by an amount equal to certain of such participant's annual Social Security benefits. Each participant in the Retirement Plan was entitled to benefits for a period of 10 years. Upon the earlier death of the participant, at the Company's option, the future payments as scheduled or the then present value of all unpaid benefits would be paid to the participant's estate. The Company has a reserve established for potential payments under the Retirement Plan. No payments were made under this plan during the periods presented.

    The G.C. Murphy Company Life Insurance Plan

        The G.C. Murphy Company Life Insurance Plan granted a flat dollar amount (defined benefit) of group term life insurance at no cost to certain retired employees. This plan excludes G.C. Murphy Co. employees who retired from Ames after January 31, 1986. The amount of coverage varies by retiree, is payable only upon death, and has no loan or cash value. There were 2,128 retirees covered by this plan as of January 27, 1996.
    The Company has a reserve established for the projected payments under this plan.


11. Commitments and Contingencies:
    -----------------------------

        As part of the Company's settlement with TJX Companies, Inc. ("TJX") under the Amended Plan, Ames must reimburse TJX for various obligations, fees, and expenses that may be paid by TJX relating to various properties that were under leases rejected by Ames. The obligations, fees, and expenses are subject to certain maximum amounts and the total reimbursement may not exceed $2.7 million and will be in the form of an unsecured note payable due on January 31, 1998 (the "TJX Expense Note"). TJX provides Ames with the amounts paid, if any, during each quarter and those amounts, after appropriate review, become the principal due under the TJX Expense Note.
    As of January 27, 1996, the amount claimed as due by TJX and recorded by Ames as the TJX Expense Note was approximately $.8 million (see Note 5). Interest is being accrued on the principal amounts due at 10% per annum and will be payable on January 31, 1998.

        The Amended Plan states that portions of any "Excess cash flow amount" must be distributed to holders of claims in certain classes in the order set forth in the Amended Plan. "Excess cash flow amount" is defined as, with respect to the fiscal years ending January 27, 1996 and January 25, 1997, 50% of the excess of (i) EBITDA (as defined in the Company's credit agreement in effect on Consummation Date) of reorganized Ames for such fiscal year over (ii)(a) $99.1 million with respect to the fiscal year ending January 27, 1996 and (b) $114.7 million with respect to the fiscal year ending January 25, 1997; provided, however, that excess cash flow amounts shall not be paid with respect to any fiscal year after the fiscal year ending January 25, 1997. There are a number of events that must occur before these classes will receive any payments from the excess cash flow amount. First, Ames must realize cash flows that exceed the level of projected cash flows in the Amended Plan. Second, if there is cash flow exceeding those projections, it will be allocated to pay the other distributions scheduled under the Amended Plan before any of the classes entitled to receive excess cash flow payments will receive any payments from the excess cash flow amount. Thus, if Ames has excess cash flow, some of the deferred distributions provided in the Amended Plan may be paid earlier than otherwise scheduled. Third, the excess will be measured at the end of each fiscal year through January 25, 1997. This means that if the required earnings levels are not reached during those years, no excess cash flow amount will ever be paid. There were no excess cash flow amounts through January 27, 1996 and none are anticipated in the Company's latest projections.

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


12. Litigation:
    ----------

        On April 25, 1990 (the "Filing Date"), Ames filed for protection under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York ("the Bankruptcy Court"), Case Nos. 90B11233 through 11285. By Order dated as of December 18, 1992 (and modified subsequently) (the "Confirmation Order"), the Bankruptcy Court confirmed the Amended Plan. The Amended Plan was consummated on December 30, 1992.

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

        A number of claims filed in connection with the Ames Chapter 11 cases remain unresolved, only a few of which are asserted to be administrative, priority or secured claims. To the extent that such claims are properly asserted or found to be unpaid administrative, priority or secured claims, they would be the responsibility of the Company. Based on its continuing review of these claims, the Company believes that some have, in fact, already been fully satisfied, others are pre-petition unsecured claims which are not the responsibility of the Company, and some will be without any validity. In the aggregate, the Company does not believe the remaining pre-petition claims for which it will be liable under the Amended Plan will be material.

        On March 21, 1995, a Class Action Complaint (the "Complaint") was filed against the Company in the Superior Court Department of the Trial Court, Suffolk County, Massachusetts entitled David W. Abrams, Individually and On Behalf of All Other Persons Similarly Situated v. Ames Department Stores, Inc. The Complaint alleged that Ames violated Massachusetts wage and hour law by failing to pay Abrams, and others similarly situated Assistant Managers in Massachusetts, time and one-half their regular rates of pay for hours worked in excess of 40 a week. The Complaint sought injunctive relief, treble damages, costs and attorney's fes.
    On April 21, 1995, the case was removed to the United States District Court for the District of Massachusetts. The Company has denied the claims on the basis that Abrams and other similarly situated Assistant Managers were exempt employees not entitled to overtime pay. The Company has further denied that the action is properly maintainable as a class action and that the plaintiff is not a proper representative of the purported class. Discovery on whether a class should be certified is ongoing and a hearing on this question will likely occur later this year.

        On December 13, 1995, a Class Action Complaint was filed and on January 23, 1996 and Amended Class Action Complaint was filed (the "Second Complaint") in the United States District Court for the District of Massachusetts entitled Colleen Austin, On Behalf of Herself and Others Similarly Situated v. Ames Department Stores, Inc. et al. The factual allegations in the Second Complaint are essentially the same as in the Abrams Complaint referenced above. However, the Second Complaint also includes claims against the Company and certain of its officers and directors under the Fair Labor Standards Act, ERISA and the wage and hours laws of each state where Ames does business, and purports to state cliams on behalf of Assistant Managers in each of those states. The Company believes, among other things, that the case is not properly maintainable as a class action suit and that the plaintiff is not a proper class representative. The Company also denies liability on that basis that Austin and other similarly situated Assistant Managers were exempt employees and has moved to dismiss the claims under ERISA and the laws of all states except Massachusetts. Discovery has not yet commenced in this matter.

        On September 15, 1995, the Company commenced an adversary proceeding in the Bankruptcy Court entitled Ames Department Stores, Inc. v Argonaut Insurance Company (the "Adversary Proceeding"). The reason for this filing was a September 1995 assertion by Argonaut Insurance Company ("Argonaut") that an evergreen letter of credit issued to the benefit of Argonaut at the request of Ames in May 1990 (the "Letter of Credit") could be drawn upon to satisfy Argonaut's pre-petition claim against Ames under an insurance policy issued by Argonaut to Ames in October 1989 (the "Insurance Policy"). The Letter of Credit is in the amount of $5 million and Ames has an obligation to reimburse the issuing bank for any draw down on the Letter of Credit.

        The Adversary Proceeding against Argonaut seeks, among other things, to enjoin Argonaut from drawing down the Letter of Credit to satisfy its pre-petition claims. The Company asserts, among other things, that the Letter of Credit was not intended to cover pre-petition claims and, in any event, could not do so under relevant bankruptcy law. The Company also asserts that in the event Argonaut is permitted to draw down on the Letter of Credit, the proper interpretation of the aggregate deductible provision in the Insurance Policy means that the maximum draw down amount is substantially less than $5 million.

        On November 14, 1995 Argonaut filed a motion to dismiss the Complaint in the Adversary Proceeding. Ames filed its First Amended Complaint on November 28, 1995. Argonaut's motion to dismiss was denied by order of the Bankruptcy Court dated January 19, 1996. Argonaut appealed to the District Court from the Bankruptcy Court's denial of the motion to dismiss and Argonaut's motion for leave to appeal from an interlocutory order is currently pending. Because Argonaut refused to consent to any additional amendments, Ames moved on January 18, 1996 for leave to file its Second Amended Complaint. On February 14, 1996, Argonaut filed its objection to this motion.

        The Company believes the positions it has asserted in the Complaint and the Amended Complaints have a strong basis in fact and law. The Company has recorded a liability for what it believes its maximum exposure to be. Discovery in the Adversary Proceeding is currently underway and is scheduled to end on June 1, 1996.


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

13. Supplemental Cash Flow Information:
    ----------------------------------

    Cash paid for interest and income taxes were as follows:

                                            (000's Omitted)
                                    --------------------------------
                                      Fiscal      Fiscal      Fiscal
                                       1995        1994         1993
                                    ---------    --------    -------
    Interest......................   $19,217     $19,953    $23,204
    Income taxes..................         2           7         19


    Ames entered into other non-cash investing and financing activities as follows:
                                            (000's Omitted)
                                    ------------------------------
                                      Fiscal      Fiscal      Fiscal
                                       1995        1994         1993
                                    ---------    --------    -------
    New capital lease obligations      $3,203       $687       $  -
    Conversion of Priority Common
      Stock into Common Stock.......       -          38         72
    Issuance of Common Stock under
      1995 Long Term Incentive Plan..       4          -          -



14. Fair Values of Financial Instruments:
    ------------------------------------

        The Financial Accounting Standards Board requires disclosure of the fair value of financial instruments under Statement of Financial Accounting Standards No. 107, "Disclosures About Fair Value of Financial Instruments" ("SFAS No. 107"). The following methods and assumptions were used by the Company in estimating the fair value disclosures for its financial instruments.

        The Company's financial instruments as of January 27, 1996 and January 28, 1995 were cash and short-term investments, long-term debt, and the Series C Warrants. For cash and short-term investments, the carrying amounts reported in the Consolidated Balance Sheets approximated fair values. For long-term debt obligations, the fair values were estimated using a discounted cash flow analysis (based upon the Company's incremental borrowing rates for similar types of borrowing arrangements). The fair value of the Series C Warrants was based on the market trading price at year-end times the number of such warrants that were outstanding.

    The carrying amounts and fair values of the Company's financial instruments at January 27, 1996 and January 28, 1995 were as follows:

                                                 (000's Omitted)
                                   ----------------------------------------
                                    January 27, 1996      January 28, 1995
                                   -------------------  -------------------
                                    Carrying    Fair     Carrying    Fair
                                     Amount     Value     Amount     Value
                                   ---------   ------   ---------   --------


Cash and short-term investments... $14,185    $14,185   $30,449   $30,449
Long-term debt
  Secured debt....................  19,404     19,782    27,312    27,091
  Unsecured debt..................  17,437     17,495    26,886    26,611
    Series C Warrants.............      -       1,619        -      3,667



15. Gain on Disposition of Properties:
    ---------------------------------

        The following is a summary of the major components of the "Gain on disposition of properties":

                                                   (000's Omitted)
                                             ----------------------------
                                             Fiscal     Fiscal     Fiscal
                                              1995       1994       1993
                                            --------   -------    -------
Gain on:
  Sales of closed distribution centers...   $5,099     $  -        $   -
  Sales/assignment of lease
    interests at closed locations........      991      2,965          -
  Sale of office building................       -       2,870          -
  Sales of shopping centers..............    3,046      1,649         844
Insurance proceeds and other...........         -         771         496
                                            ------    -------      ------
                                            $9,136     $8,255      $1,340
                                            ======     ======      ======


16.  Distribution Center Closing Costs:
     ---------------------------------

        On November 1, 1994, the Company announced it would close the distribution center in Clinton, Massachusetts in June, 1995 and recorded a provision of $2.5 million in the third quarter for the estimated costs associated with closing the facility. By the end of Fiscal 1994, the Company had entered into an agreement to sell the Clinton facility in the second quarter of Fiscal 1995, earlier than originally anticipated. Due to this earlier-than-expected sale, the Company reduced the provision to $1.3 million in the fourth quarter of Fiscal 1994 to eliminate the reserve amounts established for real estate taxes and other estimated property holding costs. Transfer of the Clinton operations to the Company's distribution center in Leesport, Pennsylvania and the sale of the Clinton facility were completed in June, 1995. In conjunction with the sale of the Clinton facility, the Company was required to prepay the 8.5% Industrial Development Bonds which had secured the facility.

        Approximately $0.6 million of estimated termination benefits was included in the provision. Approximately 330 employees were affected by the closing. The following items represent the major components (in thousands) of the total provision for the Clinton closing costs:


        Termination benefits and other
          human resources costs                  $776
        Asset write-off                           145
        Other closing costs                       379
                                               ------
                                               $1,300
                                               ======


        Through January 27, 1996, $1,250,000 of costs have been charged to the provision and minimal future expenses are expected.


17. Restructuring:
    -------------

        The Company announced in January, 1996 that it would close 17 stores in March, 1996 and that it eliminated 71 positions in the corporate headquarters. In connection with the 17 store closings and related headquarter reductions, the Company recorded a restructuring charge of $20.9 million in January, 1996.

        The following items represent the major components of the total restructuring charge recorded in January, 1996:


                                          (OOO's Omitted)
                                          ---------------
                                              Fiscal
                 Item                          1995
                 ----                     ---------------
        Lease costs                          $12,926
        Inventory write-down                   3,244
        Net fixed asset write-down             2,094
        Termination benefits and other
          human resource costs                 1,857
        Other exit costs related to
          store closings                         744
                                             -------
                                             $20,865
                                             =======


        The lease costs provided for in the restructuring charge include all projected occupancy costs from date of closing until estimated lease disposition date. Termination benefits and other human resource costs include severance to be paid under the Company's severance policy to terminated associates in the 17 stores and in corporate headquarters. Other exit costs related to the closings include, among other items, incremental cleaning and security costs as well as costs to remove or transfer retained assets.


18. Leased Department and Other Operating Income:
    --------------------------------------------

                                              (000's Omitted)
                                     ---------------------------
                                      Fiscal    Fiscal    Fiscal
                                       1995      1994      1993
                                     --------  --------  -------


    Leased department income........ $17,132   $17,900   $18,829
    Concession and vending income...   1,291     1,342     1,620
    Layaway service fees............   2,386     3,163     3,109
    Various other...................   8,868     7,891    10,799
                                     -------   -------   -------
                                     $29,677   $30,296   $34,357
                                     =======   =======   =======



19. Extraordinary Items:
    -------------------

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


20. Recently Issued Accounting Standards:
    ------------------------------------

        Effective January 27, 1996, the Company has elected early adoption of Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." As a result, the Company recorded an impairment loss of $3.4 million in the quarter ended January 27, 1996. The impairment loss, classified as part of "Depreciation and amortization expense," was equivalent to the current carrying value of fixtures and equipment and leasehold improvements for specific stores where historical and projected operating performance indicated an impairment. The Company will continue to operate these stores until such time that the estimated closing costs are less than any current cash losses.

        In November 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"). This statement establishes a fair value based method of accounting for an employee stock option or similar equity instrument but allows companies to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees". Companies electing to remain with the accounting under APB Opinion No. 25 must, however, make pro forma disclosures of net income and earnings per share as if the fair value based method of accounting defined in SFAS No. 123 had been applied. These disclosure requirements are effective for years beginning after December 15, 1995.

        The Company has elected to continue to account for stock options under APB Opinion No. 25 and, in Fiscal 1996, will be making pro forma disclosures of net income and earnings per share as if the method defined in SFAS No. 123 had been applied.


21. Subsequent Event:
    ----------------

        On February 5, 1996, the Company announced that its $2.8 million bid to acquire 10 locations previously operated as Jamesway stores had been approved by the bankruptcy court supervising the Jamesway liquidation. The Company was subsequently successful in acquiring an eleventh location. The Company expects to open nine of the eleven locations by the end of April, 1996.

22. Quarterly Financial Data (Unaudited):
    ------------------------------------

             Summarized unaudited quarterly financial data (in thousands except for per share amounts) for the last three fiscal years are shown below. The quarterly gross margin results for Fiscal 1994 and Fiscal 1993 have been restated to conform to the presentation adopted in fourth quarter of Fiscal 1994.

                                                                      Net Income (Loss)
                 Net Sales          Gross Margin   Net Income (Loss)  Per Common Share
                -----------         ------------   -----------------  -----------------
    Fiscal 1995:
    -----------
    First         $441,692            $115,345         ($11,141)           ($.55)
    Second         504,164             136,000            3,188              .15
    Third          505,932             134,137           (4,884)            (.24)
    Fourth         669,043             178,004           11,219 (a)          .54
                   -------            --------          -------             ----
    Total       $2,120,831            $563,486         ($ 1,618)(a)        ($.08)(d)
                ==========            ========         =========           ======

    Fiscal 1994:
    -----------
    First         $435,755            $116,039         ($15,141)(b,f)      ($.75)(b,f)
    Second         491,300             136,210            6,609 (c,f)        .31 (c,f)
    Third          511,268             137,136           (5,102)(f)         (.25)(f)
    Fourth         704,504             182,261           30,660 (f)         1.44 (f)
                  --------            --------          -------             -----
    Total       $2,142,827            $571,646          $17,026             $.79 (d)
                ==========            ========         =========           ======

    Fiscal 1993:
    -----------
    First         $434,761            $119,234         ($17,992)           ($.90)
    Second         496,850             137,193           (9,955)            (.50)
    Third          526,502             145,123           (1,653)(e)         (.08)(e)
    Fourth         665,414             184,577           40,423             1.91
                   -------             -------         ---------           -----
    Total       $2,123,527            $586,127          $10,823             $.51 (d)
                ==========            ========         =========           =====

    (a) Includes a restructuring charge of $20.9 million related to the closing of 17 stores (Note 17).

    (b) Includes the extraordinary loss of $1.5 million, net of tax benefit, related to the prepayment of certain debt (Note 19).

    (c) Includes the nonrecurring gain of $8.3 million, net of tax provision, for a litigation settlement (Note 12).

    (d) Per share figures do not total due to the weighted average number of common and common equivalent shares outstanding in each quarter.

    (e) Includes the extraordinary gain on early extinguishment of debt of $0.9 million (Note 19).

    (f) Fiscal 1994 quarterly results included income tax benefits (provisions) of $6.5, ($3.2), $2.4 and ($14.0) million for the first, second, third and fourth quarters, respectively. Fiscal 1993 quarterly results did not include an income tax benefit or provision until the $3.3 million annual provision was recorded in the fourth quarter.





                                                                  SCHEDULE II


                               AMES DEPARTMENT STORES, INC. AND SUBSIDIARIES
                                     VALUATION AND QUALIFYING ACCOUNTS
                                              (000's Omitted)



                     Balance at         Charged to                                                Balance at
                    Beginning of         Cost and                                                  End of
Description            Period             Expense        Reclassifications(a)     Deductions       Period
- -----------         ------------         ---------       --------------------     ----------     ----------

Fiscal 1995
- -----------


Restructuring Reserve  $2,878             $20,865               $8,378              ($1,498)(b)     $30,623

Distribution Center
 Closing Reserve
 included in Accrued
 Expenses              $1,567                 -                 ($194)              ($1,250)(c)        $123


Fiscal 1994
- -----------

Restructuring Reserve  $6,992                 -                $1,623               ($5,737)(b)       $2,878

Distribution Center
 Closing Reserve
 included in Accrued
 Expenses                -                 $2,500                $267               ($1,200)(d)       $1,567


Fiscal 1993
- -----------

Restructuring Reserve $22,497                 -               $16,943              ($32,448)(b)       $6,992





     (a) Represents reclassifications of liabilities associated with closed stores and other reclassifications.

     (b) Represents payments of restructuring costs.

     (c) Represents payments related to the closing of the distribution center.

     (d) Represents reduction of amount charged to cost and expense to eliminate the amounts established for real estate taxes and other estimated property holding costs due to the earlier-than-expected sale.






                          E X H I B I T   I N D E X

                                                         Cross-reference
Exhibit                                                   or page number
Number                     Exhibit                          in Form 10-K
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

3(b)    Form of By-laws of Ames Department Stores, Inc.
           as amended February 23, 1995.  (incorporated
           herein by reference to Exhibit 3(b) of the
           Company's Annual Report on Form 10-K dated
           January 28, 1995 and filed on April 10, 1995).

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




                      E X H I B I T   I N D E X

                                                       Cross-reference
Exhibit                                                or page number
Number                      Exhibit                     in Form 10-K
- -------                     -------                    ---------------

4(c)    Credit Agreement, dated April 28, 1994, between
           BankAmerica Business Credit, Inc., as Agent,
           and Ames Department Stores, Inc. (incorporated
           herein by reference to Exhibit 4 of the
           Company's Report on Form 8-K dated and filed
           May 12, 1994).

4(d)    First Amendment dated as of June 30, 1994 between       54
           BankAmerica Business Credit, Inc., as Agent,
           and Ames Department Stores, Inc.

4(e)    Second Amendment dated as of November 1, 1994 between   61
           BankAmerica Business Credit, Inc., as Agent,
           and Ames Department Stores, Inc.

4(f)    Third Amendment dated as of July 11, 1995 between       68
           BankAmerica Business Credit, Inc., as Agent,
           and Ames Department Stores, Inc.

4(g)    Fourth Amendment and Waiver Agreement dated as of
           January 12, 1996 between BankAmerica Business
           Credit, Inc., as Agent, and Ames Department
           Stores, Inc. (incorporated herein by reference
           to Exhibit 4 of the Company's Report on Form
           8-K dated and filed January 26, 1996).

4(h)    Rights Agreement, dated as of November 30, 1994,
           between Ames Department Stores, Inc. and
           Chemical Bank, as Rights Agent (incorporated
           herein by reference to Exhibit 4 of the
           Company's Quarterly Report on Form 10-Q for
           the quarterly period ended October 29, 1994
           filed on December 13, 1994).

10(a)   Retirement and Savings Plan as restated
           December 27, 1984, and Amendment No. 1
           (incorporated herein by reference to Exhibit
           10(n) of the Company's 1985 Annual Report on
           Form 10-K dated January 26, 1985 and filed
           April 24, 1985).

10(b)   Settlement Agreement, dated March 31, 1994, between
           Ames Department Stores, Inc. and Subsidiaries
           and Wertheim Schroder & Co. Incorporated and
           James A. Harmon (incorporated herein by reference
           to Exhibit 10 of the Company's Report on Form 8-K
           dated and filed April 8, 1994).

10(c)   1994 Management Stock Option Plan (incorporated herein
           by reference to the Company's definitive proxy
           statement filed on May 5, 1994).



                      E X H I B I T   I N D E X

                                                       Cross-reference
Exhibit                                                or page number
Number                      Exhibit                     in Form 10-K
- -------                     -------                    ---------------


10(d)   Employment Agreement, dated June 6, 1994, and Amendment
           thereto, dated June 9, 1994, between Ames Department
           Stores, Inc. and Joseph Ettore (incorporated herein
           by reference to the Company's Report on Form 8-K
           dated and filed June 21, 1994).

10(e)   Employment Agreement, dated August 9, 1994, between Ames
           Department Stores, Inc. and Denis Lemire (incorpor-
           ated herein by reference to the Company's Quarterly
           Report on Form 10-Q for the quarterly period ended
           July 30, 1994 filed on September 9, 1994).

11      Schedule of computation of primary and fully-diluted          77
           net earnings per share.

22      Subsidiaries of the Registrant.                               78




             Exhibit 4(d)


  FIRST AMENDMENT, dated as of June 30, 1994 (this
"Amendment"), to the Credit Agreement, dated as of April
28, 1994 (as heretofore amended, supplemented or otherwise modified, the "Credit Agreement") among Ames
Department Stores, Inc., Ames Stores, Zayre New England
Corp. and certain Affiliates thereof, the lenders listed on the signature pages hereto, who are parties to the Credit Agreement (the "Lenders"), and BankAmerica
Business Credit, Inc. as administrative agent (the
"Agent") and General Electric Capital Corporation and
Congress Financial Corporation, each as co-agent (the
"Co-Agents") (the Agent and Co-Agents are hereafter collectively referred to as the "Agents").


                                  W I T N E S S E T H :


  WHEREAS, the Borrowers (as that term is defined in the Credit Agreement), the Lenders and the Agents are parties to the Credit Agreement;

  WHEREAS, the Borrowers have requested that the Credit Agreement be amended and the Lenders are willing to amend the Credit Agreement as hereinafter set forth.

  NOW, THEREFORE, in consideration of the premises and for other good and valuable consideration, the receipt of which is hereby acknowledged, the parties hereto hereby agree as follows:

  1. Defined Terms. Unless otherwise defined herein, capitalized terms used herein have the meanings set forth in the Credit Agreement.

  2. Amendment to Schedule 5.3A. Schedule 5.3A to the Credit Agreement is hereby deleted in its entirety and Schedule 5.3A annexed hereto is hereby substituted therefor.

  3.   Representations and Warranties.  To induce
Agents and Lenders to enter into this Amendment, each of the Credit Parties hereby represents and warrants as follows, with the same effect as if such representations and warranties were set forth in the Credit Agreement:

       (a)  Each Credit Party has the power and
  authority to enter into this Amendment, and has taken all corporate action required to authorize its execution, delivery and performance of this Amendment. This Amendment has been duly executed and delivered by such Credit Party and the Credit
  Agreement, as amended hereby, constitutes the valid and binding obligation of such Credit Party, enforceable against Borrower in accordance with its terms. The execution, delivery, and performance of this Amendment and the Credit Agreement, as amended hereby, by such Credit Party, will not violate its certificate of incorporation or by-laws or any agreement or legal requirement binding on such Credit Party.

       (b)  On the date hereof and after giving
  effect to the terms of this Amendment, (i) the Credit Agreement and the other Loan Documents are in full force and effect and, to the extent that a Credit Party is a party thereto, constitutes its binding obligation, enforceable against in accordance with their respective terms; (ii) no Default or Event of Default has occurred and is continuing; and (iii) no Credit Party has any defense to or setoff, counterclaim or claim against payment of the Lender Debt and enforcement of the Loan Documents based upon a fact or circumstance existing or occurring on or prior to the date hereof.

       (c)  Each of the Credit Parties hereby
  restates, repeats, and reaffirms each of the representations and warranties contained in the Credit Agreement, provided that each reference in such representations and warranties to "this
  Agreement" shall be deemed to be a reference to the Credit Agreement as amended by this Amendment.

  4. Limited Effect. Except as expressly amended hereby, all of the terms, covenants and provisions of the Credit Agreement and all liens, security interests and collateral granted by the Credit Parties are and shall continue to be unmodified and in full force and effect.

  5.   GOVERNING LAW.  THIS AMENDMENT SHALL BE
GOVERNED BY, AND CONSTRUED AND INTERPRETED IN ACCORDANCE
WITH, THE INTERNAL LAWS (AS OPPOSED TO THE CONFLICT OF
LAWS PROVISIONS) OF THE STATE OF NEW Y0RK.

  6. Counterparts; Effectiveness. This Amendment may be executed by the parties hereto in any number of separate counterparts, each of which shall be an original, and all of which taken together shall be deemed to constitute one and the same instrument. This
Amendment shall not be effective unless and until Agent has received an executed counterpart of this Amendment from each of the Credit Parties and each of the Lenders.

  IN WITNESS WHEREOF, the parties hereto have caused this Amendment to be duly executed and delivered by their respective proper and duly authorized officers as of the day and year first above written.


                         ZAYRE NEW ENGLAND CORP.


                         By: /s/ Angelina M. Spoto
                             -------------------------
                             Name:  Angelina M. Spoto
                             Title: Treasurer & Asst.
                                    Secretary


                         By: /s/ Mark von Mayrhauser
                             --------------------------
                             Name:  Mark von Mayrhauser
                             Title: Vice President



                         AMES STORES


                         By: Zayre New England Corp.,
                             its general partner


                         By: /s/ Angelina M. Spoto
                             --------------------------
                             Name:  Angelina M. Spoto
                             Title: Treasurer & Asst.
                                    Secretary


                         By: /s/ Mark von Mayrhauser
                             --------------------------
                             Name:  Mark von Mayrhauser
                             Title: Vice President

                         By: Zayre Central Corp.
                             its general partner


                         By: /s/ Angelina M. Spoto
                             --------------------------
                             Name:  Angelina M. Spoto
                             Title: Treasurer & Asst.
                                    Secretary


                         By: /s/ Mark von Mayrhauser
                             --------------------------
                             Name:  Mark von Mayrhauser
                             Title: Vice President



                         AMES DEPARTMENT STORES, INC.


                         By: /s/ Angelina M. Spoto
                             --------------------------
                             Name:  Angelina M. Spoto
                             Title:


                         By: /s/ Mark von Mayrhauser
                             --------------------------
                             Name:  Mark von Mayrhauser
                             Title: Assistant Treasurer



                         ZAYRE CENTRAL CORP.


                         By: /s/ Angelina M. Spoto
                             --------------------------
                             Name:  Angelina M. Spoto
                             Title: Treasurer & Asst.
                                    Secretary

                         By: /s/ Mark von Mayrhauser
                             --------------------------
                             Name:  Mark von Mayrhauser
                             Title: Vice President

                         AMD, INC.


                         By: /s/ Angelina M. Spoto
                             --------------------------
                             Name:  Angelina M. Spoto
                             Title: Asst. Treasurer &
                                    Asst. Secretary


                         By: /s/ Mark von Mayrhauser
                             --------------------------
                             Name:  Mark von Mayrhauser
                             Title: Asst. Treasurer &
                                    Asst. Secretary



                         AMES REALTY II, INC.


                         By: /s/ Angelina M. Spoto
                             --------------------------
                             Name:  Angelina M. Spoto
                             Title: Asst. Treasurer &
                                    Asst. Secretary


                         By: /s/ Mark von Mayrhauser
                             --------------------------
                             Name:  Mark von Mayrhauser
                             Title: Asst. Treasurer &
                                    Asst. Secretary



                         AMES TRANSPORTATION SYSTEMS, INC.


                         By: /s/ Angelina M. Spoto
                             --------------------------
                             Name:  Angelina M. Spoto
                             Title: Asst. Treasurer &
                                    Asst. Secretary


                         By: /s/ Mark von Mayrhauser
                             --------------------------
                             Name:  Mark von Mayrhauser
                             Title: Asst. Treasurer &
                                    Asst. Secretary

                         BANKAMERICA BUSINESS CREDIT, INC.
                           (Individually and as
                            Administrative Agent)


                         By: /s/ George Markowsky
                             --------------------------
                             Name:  George Markowsky
                             Title: V.P.



                         GENERAL ELECTRIC
                         CREDIT CORPORATION
                           (Individually and as
                            Co-Agent)


                         By: /s/ Timothy Morris
                             --------------------------
                             Name:  Timothy Morris
                             Title: Duly Authorized
                                    Signatory



                         CONGRESS FINANCIAL CORPORATION
                         (Individually and as Co-Agent)


                         By: /s/ Eugene Seip
                             --------------------------
                             Name:  Eugene Seip
                             Title: A V P




                         SANWA BUSINESS
                         CREDIT CORPORATION


                         By: /s/ Peter L. Skauh
                             --------------------------
                             Name:  Peter L. Skauh
                             Title: Vice President

                         CHEMICAL BANK, N.A.


                         By: /s/ Jeffrey S. Ackerman
                             --------------------------
                             Name:  Jeffrey S. Ackerman
                             Title: V. P.



                         TRANSAMERICA BUSINESS CREDIT
                           CORPORATION


                         By: /s/ Michael Burns
                             --------------------------
                             Name:  Michael Burns
                             Title: V. P.



                         LASALLE BUSINESS CREDIT, INC.


                         By: /s/ Mary Ellen Nixon-Moore
                             --------------------------
                             Name: Mary Ellen Nixon-Moore
                             Title:     Vice President



                         SHAWMUT BANK CONNECTICUT, N.A.


                         By: /s/ John Behan
                             --------------------------
                             Name:  John Behan
                             Title: V. P.




                                      Schedule 5.3A


                                Additional CIT Collateral




       Store No.                   Location


          0019                213 Lake Flower Avenue
                              Saranac Lake, NY  12983


          0052                Ames Plaza
                              RD #2, Box 73
                              Towanda, PA  18848


          0319                3484 Andover Road
                              Route #17, RD #5
                              Wellsville, NY  14895


          0388                500 Hawk Ridge Drive
                              Hamburg, PA  19526


          0511                7875 Eastpoint Mall
                              Baltimore, MD 21224


          0515                Patapsco Village Plaza
                              3450 Annapolis Road
                              Baltimore, MD  21227


          2120                615 Broadway
                              Bangor, ME 04401






                                                         Exhibit 4(e)


     SECOND AMENDMENT, dated as of November 1, 1994 (this
"Amendment"), to the Credit Agreement, dated as of April
28, 1994 (as heretofore amended, supplemented or otherwise modified, the "Credit Agreement") among Ames
Department Stores, Inc., Ames Stores, Zayre New England
Corp. and certain Affiliates thereof, the lenders listed on the signature pages hereto, who are parties to the Credit Agreement (the "Lenders"), and BankAmerica
Business Credit, Inc. as administrative agent (the
"Agent") and General Electric Credit Corporation and
Congress Financial Corporation, each as co-agent (the
"Co-Agenas ts") (the Agent and Co-Agents are hereafter collectively referred to the "Agents").

                                   W I T N E S S E T H

     WHEREAS, the Borrowers (as that term is defined in the Credit Agreement), the Lenders and the Agents are parties to the Credit Agreement;

     WHEREAS, the Borrowers have requested that the Credit Agreement be amended and the Lenders are willing to amend the Credit Agreement as hereinafter set forth.

     NOW, THEREFORE, in consideration of the premises and for other good and valuable consideration, the receipt of which is hereby acknowledged, the parties hereto hereby agree as follows:

     1. Defined Terms. Unless otherwise defined herein, capitalized terms used herein have the meanings set forth in the Credit Agreement.

     2.   Amendment to Section 1.1 (Definitions).
Section 1.1 of the Credit Agreement is hereby amended by deleting the definition of "Reinstated Debt Reserve" set forth therein and substituting the following therefor:

     "'Reinstated Debt Reserve' shall mean at any time an amount equal to (i) $36,000,000, less (ii) the aggregate amount of all regularly scheduled principal installments paid after April 30, 1994
     (as and when such installments become due and payable in accordance with the Reinstated Debt
     Documents) by one or more of the Borrowers in respect of the unpaid principal balance of the Indebtedness described on Schedule 1.1(b) hereto to the extent such payments are permitted to be paid hereunder, less (iii) the aggregate amount of principal paid after April 30, 1994 by one or more of the Borrowers in respect of the unpaid principal balance of the Indebtedness described on Schedule
     1.1(b) hereto to the extent such payments represent proceeds from the sale of Store No. 547 (Irwin, Pennsylvania) or the Clinton Warehouse in Clinton,
     Massachusetts but not to exceed, in each case, the lesser of the amount of scheduled principal installments that would have been payable from the date of sale to the Maturity Date on account of the Reinstated Debt relating to such asset or the proceeds of sale applied to the Reinstated Debt relating to such assets; and subject to the Agents' receipt of satisfactory evidence of such payments."

     3.   Representations and Warranties.  To induce
Agents and Lenders to enter into this Amendment, each of the Credit Parties hereby represents and warrants as follows, with the same effect as if such representations and warranties were set forth in the Credit Agreement:

          (a) Each Credit Party has the power and
     authority to enter into this Amendment, and has taken all corporate action required to authorize its execution, delivery and performance of this Amendment. This Amendment has been duly executed and delivered by such Credit Party and the Credit
     Agreement, as amended hereby, constitutes the valid and binding obligation of such Credit Party, enforceable against such Credit Party in accordance with its terms. The execution, delivery, and performance of this Amendment and the Credit
     Agreement, as amended hereby, by such Credit Party, will not violate its certificate of incorporation or by-laws or any agreement or legal requirement binding on such Credit Party.

          (b) On the date hereof and after giving effect to the terms of this Amendment, (i) the Credit
     Agreement and the other Loan Documents are in full force and effect and, to the extent that a Credit
     Party is a party thereto, constitutes its binding obligation, enforceable against it in accordance with their respective terms; (ii) no Default or Event of Default has occurred and is continuing;
     and (iii) no Credit Party has any defense to or setoff, counterclaim or claim against payment of the Lender Debt and enforcement of the Loan
     Documents based upon a fact or circumstance existing or occurring on or prior to the date hereof.

          (c) Each of the Credit Parties hereby
     restates, repeats, and reaffirms each of the representations and warranties contained in the Credit Agreement, provided that each reference in such representations and warranties to "this
     Agreement" shall be deemed to be a reference to the Credit Agreement as amended by this Amendment.


     4. Limited Effect. Except as expressly amended hereby, all of the terms, covenants and provisions of the Credit Agreement and all liens, security interests and collateral granted by the Credit Parties are and shall continue to be unmodified and in full force and effect.


     5.   GOVERNING LAW.  THIS AMENDMENT SHALL BE
GOVERNED BY, AND CONSTRUED AND INTERPRETED IN ACCORDANCE
WITH, THE INTERNAL LAWS (AS OPPOSED TO THE CONFLICT OF
LAWS PROVISIONS) OF THE STATE OF NEW YORK.


     6. Counterparts; Effectiveness. This Amendment may be executed by the parties hereto in any number of separate counterparts, each of which shall be an original, and all of which taken together shall be deemed to constitute one and the same instrument. This
Amendment shall not become effective unless and until Agent has received an executed counterpart of this Amendment from each of the Credit Parties and each of the Lenders.

     IN WITNESS WHEREOF, the parties hereto have caused this Amendment to be duly executed and delivered by their respective proper and duly authorized officers as of the day and year first above written.

                       ZAYRE NEW ENGLAND CORP.



                       By:  /s/ Cornelius F. Moses III
                            -----------------------------
                            Name:  Cornelius F. Moses III
                            Title: President


                       By:  /s/ Angelina M. Spoto
                            -----------------------------
                            Name:  Angelina M. Spoto
                            Title: Treasurer & Assistant
                                    Secretary



                       AMES STORES


                       By:  Zayre New England Corp.,
                            its general partner


                       By:  /s/ Cornelius F. Moses III
                            -----------------------------
                            Name:  Cornelius F. Moses III
                            Title: President


                       By:  /s/ Angelina M. Spoto
                            -----------------------------
                            Name:  Angelina M. Spoto
                            Title:Treasurer & Assistant
                                   Secretary



                       By:  Zayre Central Corp.,
                            its general partner


                       By:  /s/ Cornelius F. Moses III
                            -----------------------------
                            Name:  Cornelius F. Moses III
                            Title: President


                       By:  /s/ Angelina M. Spoto
                            -----------------------------
                            Name:  Angelina M. Spoto
                            Title: Treasurer & Assistant
                            Secretary

                       AMES DEPARTMENT STORES, INC.


                       By:  /s/ Cornelius F. Moses III
                            -----------------------------
                            Name:  Cornelius F. Moses III
                            Title: Senior Vice President,
                                   Treasury


                       By:  /s/ Angelina M. Spoto
                            -----------------------------
                            Name:  Angelina M. Spoto
                            Title: Vice President,
                                   Treasury Operations



                       ZAYRE CENTRAL CORP.


                       By:  /s/ Cornelius F. Moses III
                            -----------------------------
                            Name:  Cornelius F. Moses III
                            Title: President


                       By:  /s/ Angelina M. Spoto
                            -----------------------------
                            Name:  Angelina M. Spoto
                            Title: Treasurer & Assistant
                                   Secretary



                       AMD, INC.


                       By:  /s/ Cornelius F. Moses III
                            -----------------------------
                            Name:  Cornelius F. Moses III
                            Title: President and
                                   Treasurer


                       By:  /s/ Angelina M. Spoto
                            -----------------------------
                            Name:  Angelina M. Spoto
                            Title: Assistant Treasurer &
                                   Assistant Secretary

                       AMES REALTY II, INC.


                       By:  /s/ Cornelius F. Moses III
                            -----------------------------
                            Name:  Cornelius F. Moses III
                            Title: Vice President and
                                   Treasurer


                       By:  /s/ Angelina M. Spoto
                            -----------------------------
                            Name:  Angelina M. Spoto
                            Title: Assistant Treasurer &
                                   Assistant Secretary



                       AMES TRANSPORTATION SYSTEMS, INC.


                       By:  /s/ Cornelius F. Moses III
                            -----------------------------
                            Name:  Cornelius F. Moses III
                            Title: Vice President and
                                   Treasurer


                       By:  /s/ Angelina M. Spoto
                            -----------------------------
                            Name:  Angelina M. Spoto
                            Title: Assistant Treasurer &
                                   Assistant Secretary



                       BANKAMERICA BUSINESS CREDIT, INC.
                         (Individually and as
                          Administrative Agent)


                       By:  /s/ George Markowsky
                            -----------------------------
                         Name:  George Markowsky
                         Title:  V.P.

                       GENERAL ELECTRIC
                       CAPITAL CORPORATION
                         (Individually and as Co-Agent)


                       By:  /s/ Timothy Morris
                            -----------------------------
                            Name:  Timothy Morris
                            Title: Duly Authorized
                                   Signatory



                       CONGRESS FINANCIAL CORPORATION
                       (Individually and as Co-Agent)


                       By:  /s/ Eugene Seip
                            -----------------------------
                            Name:  Eugene Seip
                            Title: A V P



                       SANWA BUSINESS CREDIT CORPORATION


                       By:  /s/ Peter L. Skauh
                            -----------------------------
                            Name:  Peter L. Skauh
                            Title: Vice President



                       CHEMICAL BANK, N.A.


                       By:  /s/ George McKinley
                            -----------------------------
                            Name:  George McKinley
                            Title: Vice President



                       TRANSAMERICA BUSINESS CREDIT
                         CORPORATION


                       By:  /s/ Michael Burns
                            -----------------------------
                            Name:  Michael Burns
                            Title: Vice President

                       LASALLE BUSINESS CREDIT, INC.


                       By:  /s/ Mary Ellen Nixon-Moore
                            -----------------------------
                            Name:  Mary Ellen Nixon-Moore
                            Title: Vice President



                       SHAWMUT BANK CONNECTICUT, N.A.


                       By:  /s/ John Behan
                            -----------------------------
                            Name:  John Behan
                            Title: V. P.

                                                        Exhibit 4(f)


     THIRD AMENDMENT, dated as of July 11, 1995 (this
"Amendment"), to the Credit Agreement, dated as of April
28, 1994 (as heretofore amended, supplemented or otherwise modified, the "Credit Agreement") among Ames
Department Stores, Inc., Ames Stores, Zayre New England
Corp. and certain Affiliates thereof, the lenders listed on the signature pages hereto, who are parties to the Credit Agreement (the "Lenders"), and BankAmerica
Business Credit, Inc. as administrative agent (the
"Agent") and General Electric Capital Corporation and
Congress Financial Corporation, each as co-agent (the
"Co-Agents") (the Agent and Co-Agents are hereafter collectively referred to as the "Agents").


W I T N E S S E T H


     WHEREAS, the Borrowers (as that term is defined in the Credit Agreement), the Lenders and the Agents are parties to the Credit Agreement;

     WHEREAS, the Borrowers have requested that the Credit Agreement be amended and the Lenders are willing to amend the Credit Agreement as hereinafter set forth.

     NOW, THEREFORE, in consideration of the premises and for other good and valuable consideration, the receipt of which is hereby acknowledged, the parties hereto hereby agree as follows:

     1. Defined Terms. Unless otherwise defined herein, capitalized terms used herein have the meanings set forth in the Credit Agreement.

     2.   Amendment to Section 4.1(d) (Payments and
Prepayments). Section 4.1(d) of the Credit Agreement is hereby amended in its entirety to read as follows:

          "(d) (i) The Borrowers shall designate,
          upon prior Written Notice to the
          Administrative Agent, a period of at
          least thirty (30) consecutive days during each three month period which commences on November 15 and ends on February 15
          (any such thirty day period so
          designated, a "Cleanup Period").  Each
          Written Notice under this paragraph shall be given prior to January 10 for the three month period ending on the immediately following February 15. At all times during each Cleanup Period the Borrowers shall cause the aggregate outstanding principal balance of the
          Revolving Loan to not exceed the lesser
          of (i) $20,000,000 or (ii) the aggregate amount actually expended by the Borrowers
          (the "Acquisition Costs") after June 30,
          1995  in  connection  with  the
          acquisition ( a "Qualified Acquisition") of one or more additional store locations
          (exclusive of annual "planned" or
          forecasted additional store locations)
          including, but not limited to, lease
          assumption payments, remodeling
          expenditures, the cost of initial
          stocking of inventory (including the cost of inventory located at such store locations and acquired in connection with the acquisition of such store locations;
          provided; however that (a) the
          acquisition of such inventory is
          otherwise permitted under this Agreement and (b) the Agent has received evidence satisfactory to it that the Borrowers will have good and undisputed title to such inventory upon its acquisition and such inventory shall not be subject to any Lien or claim other than Liens permitted under Section 10.2 hereof) and transaction costs; provided, however, that any Revolving Advance made under
          Section 3.4 hereof may remain outstanding for up to one Business Day during any Cleanup Period.

          (ii)The Borrowers shall give the
          Administrative Agent at least ten (10)
          days prior Written Notice (the "QA
          Notice") before making a Qualified
          Acquisition, along with a good faith
          estimate of the Acquisition Costs in such reasonable detail as requested by the Administrative Agent (the "QA Cost
          Estimate").  The QA Cost Estimate shall
          also include the cumulative amount of all Acquisition Costs as of the date of such QA Cost Estimate and the cumulative amount, if any, of other QA Cost
          Estimates for Qualified Acquisitions
          pending or not completed as of such date
          (the "QA Re-Cap").

          (iii) Within 45 days of the completion of a Qualified Acquisition (i.e. the opening for business of the store or stores acquired pursuant to such Qualified
          Acquisition), the Borrowers shall provide the Administrative Agent with a report of the actual expenditures made by the Borrowers in connection with such
          Qualified Acquisition in such detail as
          reasonably requested by the
          Administrative Agent (the "QA Cost
          Report") including a QA Re-Cap as of the date of such QA Cost Report.

          (iv) If a Cleanup Period commences during the pendency of a Qualified Acquisition, the Borrowers may provide the
          Administrative Agent with a report as of the commencement date of the Cleanup
          Period (the "QA Interim Report") of
          actual expenditures in connection with
          such pending Qualified Acquisition
          (including a QA Re-Cap).  After the
          Commencement of the Cleanup Period, the
          Borrowers may provide the Administrative
          Agent with periodic updated QA Interim
          Reports with respect to such pending
          Qualified Acquisition detailing the
          Borrowers actual expenditures since the
          commencement of such Cleanup Period.

          (v) If a Qualified Acquisition is
          completed prior to the commencement of a Cleanup Period or during a Cleanup Period but before a QA Cost Report is available or due hereunder, the Borrowers may provide the Administrative Agent with a good faith estimate of the QA Cost Report and such good faith estimate shall be used by the Administrative Agent, on an interim basis, to determine the
          Borrowers' compliance with this Section
          4.1(d) until the QA Cost Report is
          delivered to the Administrative Agent, at which time the Administrative Agent will determine the Borrowers' actual compliance or non-compliance with this
          Section 4.1(d).

          (vi) All reports or estimates referred to in this Section 4(d) shall be in such form and contain such detail as is reasonably requested by the
          Administrative Agent and at any time that the Borrowers have actual knowledge that a report or estimate given to the Administrative Agent hereunder is incorrect in any material way, the Borrowers shall promptly notify the
          Administrative Agent and supply the
          Administrative Agent with a corrected or updated report or estimate and such details as the Administrative Agent shall reasonably require."


     3.   Representations and Warranties.  To induce
Agents and Lenders to enter into this Amendment, each of the Credit Parties hereby represents and warrants as follows, with the same effect as if such representations and warranties were set forth in the Credit Agreement:

          (a)  Each Credit Party has the power and
               authority to enter into this Amendment,
               and has taken all corporate action
               required to authorize its execution,
               delivery and performance of this
               Amendment. This Amendment has been duly executed and delivered by such Credit
               Party and the Credit Agreement, as
               amended hereby, constitutes the valid and binding obligation of such Credit Party, enforceable against such Credit Party in accordance with its terms. The execution, delivery, and performance of this Amendment and the Credit Agreement, as amended hereby, by such Credit Party, will not violate its certificate of incorporation or by-laws or any agreement or legal requirement binding on such Credit Party.

          (b)  On the date hereof and after giving
               effect to the terms of this Amendment,
               (i) the Credit Agreement and the other
               Loan Documents are in full force and
               effect and, to the extent that a Credit
               Party is a party thereto, constitutes its binding obligation, enforceable against it in accordance with their respective terms; (ii) no Default or Event of Default has occurred and is continuing;
               and (iii) no Credit Party has any defense to or setoff, counterclaim or claim against payment of the Lender Debt and enforcement of the Loan Documents based upon a fact or circumstance existing or occurring on or prior to the date hereof.

          (c)  Each of the Credit Parties hereby
               restates, repeats, and reaffirms each of the representations and warranties contained in the Credit Agreement, provided that each reference in such representations and warranties to "this
               Agreement" shall be deemed to be a
               reference to the Credit Agreement as
               amended by this Amendment.


     4. Limited Effect. Except as expressly amended hereby, all of the terms, covenants and provisions of the Credit Agreement and all liens, security interests and collateral granted by the Credit Parties are and shall continue to be unmodified and in full force and effect.


     5.   GOVERNING LAW.  THIS AMENDMENT SHALL BE
GOVERNED BY, AND CONSTRUED AND INTERPRETED IN ACCORDANCE
WITH, THE INTERNAL LAWS (AS OPPOSED TO THE CONFLICT OF
LAWS PROVISIONS) OF THE STATE OF NEW YORK.


     6. Counterparts; Effectiveness. This Amendment may be executed by the parties hereto in any number of separate counterparts, each of which shall be an original, and all of which taken together shall be deemed to constitute one and the same instrument. This
Amendment shall not become effective unless and until Agent has received an executed counterpart of this Amendment from each of the Credit Parties and each of the Lenders.

     IN WITNESS WHEREOF, the parties hereto have caused this Amendment to be duly executed and delivered by their respective proper and duly authorized officers as of the day and year first above written.



                         ZAYRE NEW ENGLAND CORP.


                         By: /s/ John F. Burtelow
                             -------------------------
                             Name:  John F. Burtelow
                             Title: Vice President


                         By: /s/ Angelina M. Spoto
                             -------------------------
                             Name:  Angelina M. Spoto
                             Title: Treasurer & Assistant
                                    Secretary



                         AMES STORES


                         By: Zayre New England Corp.,
                             its general partner


                         By: /s/ John F. Burtelow
                             -------------------------
                             Name:  John F. Burtelow
                             Title: Vice President


                         By: /s/ Angelina M. Spoto
                             -------------------------
                             Name:  Angelina M. Spoto
                             Title: Treasurer & Assistant
                                    Secretary



                         By: Zayre Central Corp.,
                             its general partner


                         By: /s/ John F. Burtelow
                             -------------------------
                             Name:  John F. Burtelow
                             Title: Vice President

                         By: /s/ Angelina M. Spoto
                             -------------------------
                             Name:  Angelina M. Spoto
                             Title: Treasurer & Assistant
                                    Secretary



                         AMES DEPARTMENT STORES, INC.


                         By: /s/ John F. Burtelow
                             -------------------------
                             Name:  John F. Burtelow
                             Title: EVP, Chief Financial
                                    Officer


                         By: /s/ Angelina M. Spoto
                             -------------------------
                             Name:  Angelina M. Spoto
                             Title: Vice President,
                                    Treasury Operations



                         ZAYRE CENTRAL CORP.


                         By: /s/ John F. Burtelow
                             -------------------------
                             Name:  John F. Burtelow
                             Title: Vice President


                         By: /s/ Angelina M. Spoto
                             -------------------------
                             Name:  Angelina M. Spoto
                             Title: Treasurer & Assistant
                                    Secretary



                         AMD, INC.


                         By: /s/ John F. Burtelow
                             -------------------------
                             Name:  John F. Burtelow
                             Title: Vice President

                         By: /s/ Angelina M. Spoto
                             -------------------------
                             Name:  Angelina M. Spoto
                             Title: Asst. Treasurer &
                                    Asst. Secretary



                         AMES REALTY II, INC.


                         By: /s/ John F. Burtelow
                             -------------------------
                             Name:  John F. Burtelow
                             Title: Vice President


                         By: /s/ Angelina M. Spoto
                             -------------------------
                             Name:  Angelina M. Spoto
                             Title: Asst. Treasurer &
                                    Asst. Secretary



                         AMES TRANSPORTATION
                           SYSTEMS, INC.


                         By: /s/ John F. Burtelow
                             -------------------------
                             Name:  John F. Burtelow
                             Title: Vice President


                         By: /s/ Angelina M. Spoto
                             -------------------------
                             Name:  Angelina M. Spoto
                             Title: Asst. Treasurer &
                                    Asst. Secretary



                         BANKAMERICA BUSINESS
                           CREDIT, INC.
                         (Individually and as
                          Administrative Agent)


                         By: /s/ Louis Alexander
                             -------------------------
                             Name:  Louis Alexander
                             Title: Senior Account
                                    Executive

                         GENERAL ELECTRIC CAPITAL
                         CORPORATION
                           (Individually and as Co-Agent)


                         By: /s/ Timothy Morris
                             -------------------------
                             Name:  Timothy Morris
                             Title: Duly Authorized
                                    Signatory



                         CONGRESS FINANCIAL CORPORATION
                         (Individually and as Co-Agent)


                         By: /s/ Anna M. Karcinsky
                             -------------------------
                             Name:  Anna M. Karcinsky
                             Title: Assistant Vice
                                    President



                         SANWA BUSINESS
                         CREDIT CORPORATION


                         By: /s/ Peter L. Skauh
                             -------------------------
                             Name:  Peter L. Skauh
                             Title: Vice President



                         CHEMICAL BANK, N.A.


                         By: /s/ George Louis McKinley
                             ----------------------------
                             Name:  George Louis McKinley
                             Title: Vice President



                         TRANSAMERICA BUSINESS CREDIT
                           CORPORATION


                         By: /s/ Michael Burns
                             -------------------------
                             Name:  Michael Burns
                             Title: Vice President

                         LASALLE BUSINESS CREDIT, INC.


                         By: /s/ Mary Ellen Nixon-Moore
                             ----------------------------
                             Name: Mary Ellen Nixon-Moore
                             Title:Vice President



                         SHAWMUT BANK CONNECTICUT, N.A.


                         By: /s/ John Behan
                             -------------------------
                             Name:  John Behan
                             Title: V. P.

                                                                                              Exhibit 11
                     AMES DEPARTMENT STORES, INC. AND SUBSIDIARIES
      SCHEDULE OF COMPUTATION OF PRIMARY AND FULLY-DILUTED NET EARNINGS PER SHARE
                     (Amounts in thousands except per share amounts)

                                                                  For the        For the        For the
                                                                Fiscal Year    Fiscal Year    Fiscal Year
                                                                   Ended          Ended          Ended
                                                                January 27,    January 28,    January 29,
                                                                    1996           1995           1994
                                                                ------------   ------------   ------------
Income (loss) before extraordinary item                             ($1,618)       $18,543         $9,895
Extraordinary gain (loss)                                                 -         (1,517)           928
                                                                ------------   ------------   ------------
     Primary and fully-diluted net income (loss)                    ($1,618)       $17,026        $10,823
                                                                ============   ============   ============
For Primary Earnings Per Share:
Weighted average number of common shares
     outstanding during the period                                   20,127         20,127         20,049

Add: Common stock equivalent shares represented by
      - Series B Warrants                                               (b)            (a)            (a)
      - Series C Warrants                                               (b)          1,372          1,134
      - Options under 1994 Management Stock Option Plan                 (b)            (a)              -
      - Options under 1995 Non-Employee Director Stock
           Option Plan                                                  (b)              -              -
                                                                ------------   ------------   ------------

Weighted average number of common and common
equivalent shares used in the computation of primary
net earnings per share                                               20,127         21,499         21,183
                                                                ============   ============   ============
Primary earnings per share:
Primary income (loss) per share before extraordinary item            ($0.08)         $0.86          $0.47
Extraordinary gain (loss)                                                 -          (0.07)          0.04
                                                                ------------   ------------   ------------
     Primary net income (loss) per share                             ($0.08)         $0.79          $0.51
                                                                ============   ============   ============
For Fully-Diluted Earnings Per Share:
Weighted average number of common shares
     outstanding during the period                                   20,127         20,127         20,049

Add: Common stock equivalent shares represented by
      - Series B Warrants                                               (b)            (a)            (a)
      - Series C Warrants                                               (b)          1,372          1,165
      - Options under 1994 Management Stock Option Plan                 (b)            (a)              -
      - Options under 1995 Non-Employee Director Stock
           Option Plan                                                  (b)              -              -
                                                                ------------   ------------   ------------
Weighted average number of common and common
equivalent shares used in the computation of fully-diluted
earnings per share                                                   20,127         21,499         21,214
                                                                ============   ============   ============
Fully-diluted earnings Per share:
Fully-diluted income (loss) per share before extraordinary item      ($0.08)         $0.86          $0.47
Extraordinary gain (loss)                                                 -          (0.07)          0.04
                                                                ------------   ------------   ------------
     Fully-diluted net income (loss) per share                       ($0.08)         $0.79          $0.51
                                                                ============   ============   ============

 (a) These options/warrants were not considered common stock equivalents because the exercise price exceeded the market price of the common stock for all or substantially all of the period.

 (b) Common stock equivalents have not been included because the effect would be anti-dilutive.







                                                 EXHIBIT 22





                              AMES DEPARTMENT STORES, INC. AND SUBSIDIARIES
                                     SUBSIDIARIES OF THE REGISTRANT




                 Name                       State of Incorporation
- ----------------------------------------    ----------------------


Ames Transportation Systems, Inc.               Delaware
AMD, Inc.                                       Delaware
Ames Realty II, Inc.                            Delaware
Zayre New England Corp. *                       Delaware
Zayre Central Corp.*                            Delaware




         *  Holds a 50% interest in Ames Stores, a partnership.








/TABLE