Form 10-Q
period 1996-04-27
AMES DEPARTMENT STORES INC
filed 1996-05-29
CIK 6071

SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549



                                 FORM 10-Q


[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
      EXCHANGE ACT OF 1934


For the quarterly period ended             April 27, 1996
                               -------------------------------------------


[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
      EXCHANGE ACT OF 1934


For the transition period from                      to
                               --------------------    -------------------



                       AMES DEPARTMENT STORES, INC.
          ------------------------------------------------------
          (Exact name of registrant as specified in its charter)



            Delaware                              04-2269444
- --------------------------------     --------------------------------------
(State or other jurisdiction of      I.R.S. Employer Identification Number)
 incorporation or organization)



2418 Main Street, Rocky Hill, Connecticut                    06067
- -----------------------------------------                 ------------
(Address of principal executive offices)                   (Zip Code)



Registrant's telephone number including area code:      (860) 257-2000
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


    20,472,269 shares of Common Stock were outstanding on May 15, 1996.



                         Exhibit Index on page 11

                     Page 1 of 13 (including exhibits)




           AMES DEPARTMENT STORES, INC. AND SUBSIDIARIES

                             FORM 10-Q

                FOR THE QUARTER ENDED April 27, 1996




                             I N D E X
                     	 	     ---------




                                                                 Page
Part I: Financial Information

        Consolidated Condensed Statements of Operations            3
           for the Thirteen Weeks Ended April 27, 1996
           and April 29, 1995

        Consolidated Condensed Balance Sheets at                   4
           April 27, 1996, January 27, 1996, and
           April 29, 1995

        Consolidated Condensed Statements of Cash Flows            5
           for the Thirteen Weeks Ended April 27, 1996
           and April 29, 1995

        Notes to Consolidated Condensed Financial Statements       6

        Management's Discussion and Analysis of Financial          8
           Condition and Results of Operations


Part II:   Other Information

        Submission of Matters to a Vote of Security Holders       11
           and Exhibits and Reports on Form 8-K


                                             PART I
                                      FINANCIAL INFORMATION

                          AMES DEPARTMENT STORES, INC. AND SUSIDIARIES
                        CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                            (In Thousands, Except Per Share Amounts)
                                          (Unaudited)


                                                                              For the Thirteen
                                                                                 Weeks Ended
                                                                            April 27,   April 29,
                                                                              1996        1995
                                                                           ----------- -----------
TOTAL SALES                                                                  $455,677    $457,068
 Less: Leased department sales                                                 17,010      18,756
                                                                           ----------- -----------
NET SALES                                                                     438,667     438,312
COSTS, EXPENSES AND (INCOME):
 Cost of merchandise sold                                                     321,265     322,967
 Selling, general and administrative expenses                                 127,802     133,041
 Leased department and other operating income                                  (5,774)     (6,254)
 Depreciation and amortization expense                                          2,620       1,941
 Amortization of the excess of revalued net assets
  over equity under fresh-start reporting                                      (1,538)     (1,538)
 Interest and debt expense, net                                                 4,239       5,121
 Gain on disposition of properties                                                  -        (991)
                                                                           ----------- -----------

INCOME (LOSS) BEFORE INCOME TAXES                                              (9,947)    (15,975)

 Income tax benefit                                                             2,949       4,834
                                                                           ----------- -----------
NET INCOME (LOSS)                                                              (6,998)    (11,141)
                                                                           =========== ===========


WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING                           20,472      20,127
                                                                           =========== ===========


NET INCOME (LOSS) PER SHARE                                                    ($0.34)     ($0.55)
                                                                           =========== ===========

(The accompanying notes are an integral part of these consolidated condensed financial statements.)

                                       -3-

                            AMES DEPARTMENT STORES, INC. AND SUBSIDIARIES
                                CONSOLIDATED CONDENSED BALANCE SHEETS
                                            (In Thousands)
                                              (Unaudited)

                                                                         April 27,  January 27,  April 29,
                                                                            1996        1996        1995
                              ASSETS                                    ------------------------------------
Current Assets:
 Cash and short-term investments                                             18,851      14,185      20,169
 Receivables                                                                 24,585      14,478      25,121
 Merchandise inventories                                                    477,960     402,177     520,504
 Prepaid expenses and other current assets                                   20,081      12,793      14,873
                                                                        ------------------------------------
       Total current assets                                                 541,477     443,633     580,667
                                                                        ------------------------------------

Fixed Assets                                                                 84,965      78,487      54,258
 Less - Accumulated depreciation and amortization                           (22,547)    (20,259)     (9,628)
                                                                        ------------------------------------
       Net fixed assets                                                      62,418      58,228      44,630
                                                                        ------------------------------------

Other assets and deferred charges                                             5,806       3,965       5,022
                                                                        ------------------------------------
                                                                           $609,701    $505,826    $630,319
                                                                        ====================================
               LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
 Accounts payable:
    Trade                                                                  $171,586    $112,682    $150,888
    Other                                                                    38,944      43,636      35,116
                                                                        ------------------------------------
       Total accounts payable                                               210,530     156,318     186,004
 Note payable - revolver                                                     83,480       4,284     103,147
 Current portion of long-term debt and capital lease obligations             17,001      17,347      19,429
 Self-insurance reserves                                                     37,692      39,003      45,393
 Accrued expenses and other current liabilities                              51,384      54,943      57,923
 Restructuring reserves                                                      22,224      30,623       2,551
                                                                        ------------------------------------
       Total current liabilities                                            422,311     302,518     414,447

Long-term debt                                                               13,962      23,159      29,581
Capital lease obligations                                                    31,785      29,372      36,730
Other long-term liabilities                                                   6,144       6,322       6,258

Unfavorable lease liability                                                  18,252      18,672      22,432
Excess of revalued net assets over equity under fresh-start reporting        40,942      42,480      47,095

Stockholders' Equity:
 Common stock                                                                   205         205         201
 Additional paid-in capital                                                  80,759      80,759      80,759
 Retained earnings (accumulated deficit)                                     (4,659)      2,339      (7,184)
                                                                        ------------------------------------
       Total stockholders' equity                                            76,305      83,303      73,776
                                                                        ------------------------------------
                                                                           $609,701    $505,826    $630,319
                                                                        ====================================

     (The accompanying notes are an integral part of these consolidated condensed financial statements.)

                                                                   -4-

                    AMES DEPARTMENT STORES, INC. AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                    (In Thousands)
                                      (Unaudited)

                                                               For the Thirteen
                                                                 Weeks Ended
                                                           April 27,   April 29,
                                                              1996       1995
                                                           ---------- -----------
Cash flows from operating activities:
 Net income (loss)                                           ($6,998)   ($11,141)
 Adjustments to reconcile net loss to net cash
     used for operating activities:
 Income tax benefit                                           (2,949)     (4,834)
 Gain on disposition of properties                                 -        (991)
 Depreciation and amortization of fixed assets                 2,724       2,014
 Amort. of the excess of revalued net assets over equity      (1,538)     (1,538)
 Increase in accounts receivable                             (10,107)     (8,314)
 Increase in merchandise inventories                         (75,783)    (90,352)
 Increase in accounts payable                                 54,212      21,473
 Decrease in accrued expenses and other current liabs.        (5,048)     (3,403)
 Increase in other working capital and other, net             (1,628)        (81)
                                                           ---------- -----------
Cash used for operations before restructuring items          (47,115)    (97,167)

Payments of restructuring costs                               (8,399)       (610)
                                                           ---------- -----------
Net cash used for operating activities                       (55,514)    (97,777)
                                                           ---------- -----------
Cash flows from investing activities:
 Proceeds from the sales of properties                             -         294
 Purchases of fixed assets                                    (5,634)     (4,953)
 Purchase of leases                                           (2,638)          -
 Decrease in restricted cash                                       -       2,047
                                                           ---------- -----------
Net cash used for investing activities                        (8,272)     (2,612)
                                                           ---------- -----------
Cash flows from financing activities:
 Payments of debt and capital lease obligations              (10,744)    (10,991)
 Short-term borrowings under the revolver, net                79,196     103,147
                                                           ---------- -----------
Net cash provided by financing activities                     68,452      92,156
                                                           ---------- -----------
Increase (decr.) in unrest. cash and short-term invest.        4,666      (8,233)
Unrestricted cash and short-term invest., beg. of period      14,185      28,402
                                                           ---------- -----------
Unrestricted cash and short-term invest., end of period      $18,851     $20,169
                                                           ========== ===========
Supplemental disclosures of cash flow information:
    Cash paid during the period for:
 Interest and debt fees not capitalized                       $3,218      $3,882
 Income taxes                                                      1           1


(The accompanying notes are an integral part of these consolidated condensed financial statements.)
                                   - 5 -

           AMES DEPARTMENT STORES, INC. AND SUBSIDIARIES
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                            (Unaudited)



 1.    Basis of Presentation:
       ---------------------

       In the opinion of management, the accompanying unaudited consolidated condensed financial statements of Ames Department Stores, Inc. (a Delaware Corporation) and subsidiaries (collectively "Ames" or the "Company") contain all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of such financial statements for the interim periods. Due to the seasonality of the Company's operations, the results of its operations for the interim period ended April 27, 1996 may not be indicative of total results for the full year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations promulgated by the Securities and Exchange Commission. Certain prior year amounts have been reclassified to conform to the presentation used for the current year. The consolidated condensed balance sheet at January 27, 1996 was taken from audited financial statements previously filed with the Commission in the Company's latest Form 10-K. The accompanying unaudited consolidated condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's latest Form 10-K.


 2.    Earnings Per Common Share:
       -------------------------

       Earnings per share was determined using the weighted average number of common shares outstanding. There were no exercises of warrants during the quarter ended April 27, 1996. Common stock equivalents and fully diluted earnings per share were excluded as their inclusion would have reduced the reported loss per share.


 3.    Inventories:
       -----------

       Inventories are valued at the lower of cost or market. Cost is determined by the retail last-in, first-out (LIFO) cost method for all inventories. No LIFO reserve was necessary at April 27, 1996, January 27, 1996 and April 29, 1995.


 4.    Debt:
       -----

       On April 28, 1994, the Company entered into an agreement with BankAmerica Business Credit, Inc., as agent, two financial institutions as co-agents (together with the agent, the "Agents"), and a syndicate consisting of five other banks and financial institutions, for a secured revolving credit facility of up to $300 million, with a sublimit of $100 million for letters of credit (the "Credit Agreement"). The Credit Agreement is in effect until June 22, 1997, is secured by substantially all of the assets of the Company and requires the Company to meet certain quarterly financial covenants which were amended in January, 1996. In addition, the Company must have no outstanding borrowings (other than borrowings, not to exceed $20 million, related to certain expenditures) under the Credit Agreement for a consecutive 30-day period between November 15th and February 15th of the following year. The Company is in compliance with the financial covenants through the quarter ended April 27, 1996.

       As of April 27, 1996, borrowings of $83.5 million were outstanding under the Credit Agreement. In addition, $27.3 and $3.2 million of standby and trade letters of credit, respectively, were outstanding under the Credit Agreement. The weighted average interest rate on the borrowings was 9.5% for the thirteen weeks ended April 27, 1996. The peak borrowing level in the first quarter this year was $83.5 million.

       The amount of borrowing under the Credit Agreement generally shall not exceed the sum of (i) an amount equal to 55% of inventory not covered by any outstanding letter of credit plus (ii) an amount equal to 50% of inventory covered by any outstanding letter of credit less (iii) a reserve for reinstated debt ($4.8 million as of April 27, 1996). In addition, the Credit Agreement provides for potential establishment of other reserves contingent upon the Company's financial performance. In addition, each Agent reserves the right to adjust the total available to be borrowed by establishing reserves, making determinations of eligible inventory, revising standards of eligibility or decreasing from time to time the percentages set forth above. Reference can be made to the latest Form 10-K for further descriptions of the Credit Agreement and the obligations summarized below, and for descriptions of the Company's other obligations not discussed herein.

       Deferred Cash Distributions

       The Company's plan of reorganization, which was consummated on December 30, 1992, provided that $46.5 million of cash distributions in respect to several classes of claims would be paid subsequent to the consummation date. On January 31, 1993, January 31, 1994, January 31, 1995, and January 31, 1996, $15.0, $8.0, $8.0
   and $8.0 million, respectively, of these deferred cash distributions were paid as scheduled. The remaining unsecured amount of $7.5 million is due, with interest that began on February 1, 1994 at 5% per annum, on January 31, 1997.


 5.    Stock Options:
       -------------

       The Company has two stock option plans, the 1994 Management Stock Plan and the 1994 Non-Employee Directors Stock Option Plan. The Company accounts for these plans under APB Opinion No. 25, under which no compensation cost has been recognized. The impact on the Company's net income and earnings per share of compensation cost determined consistent with FASB Statement No. 123 would have been immaterial for the periods presented.


 6.    Income Taxes:
       ------------

       The Company's estimated annual effective income tax rate for each year was applied to the loss incurred before income taxes for the thirteen weeks ended April 27, 1996 and April 29, 1995 to compute non-cash income tax benefits of $2.9 and $4.8 million, respectively. The Company currently expects that, as a result of the seasonality of the Company's business, this year's income tax benefit will be offset by non-cash income tax expense in the remaining interim periods. The income tax benefits are included in other current assets in the accompanying balance sheet as of April 27, 1996 and April 29, 1995.

 7.    Litigation:
       ----------

       Reference can be made to the latest Form 10-K (Note 12 to the Consolidated Financial Statements) for various litigation involving the Company, for which there were no material changes since the filing date of the Form 10-K.

                 AMES DEPARTMENT STORES, INC. AND SUBSIDIARIES
                      FISCAL QUARTER ENDED APRIL 27, 1996
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                          AND RESULTS OF OPERATIONS




Results of Operations

  The following table sets forth the number of stores in operation as of the dates indicated:


                                                     Number of Stores in Operation
                                            April 27,       January 27,       April 29,
                                               1996            1996              1995
                                            ---------       -----------      ----------
                                                 300             307              305


  The following discussion and analysis is based on the historical results of operations for the thirteen weeks ended April 27, 1996 and April 29, 1995.  Ten stores were opened and seventeen stores were closed during the quarter ended April 27, 1996.
One store was closed during the quarter ended April 29, 1995.

  The following table sets forth the historical operating results expressed as a percentage of net sales for the periods indicated:


                                                         Thirteen
                                                        Weeks Ended
                                                     Apr. 27,  Apr. 29,
                                                      1996       1995
                                                     -------   --------
  Net sales                                           100.0 %    100.0 %
  Cost of merchandise sold                             73.2       73.7
                                                     -------    -------
     Gross margin                                      26.8       26.3
  Expenses and (income):
  Selling, general and administrative expenses         29.1       30.4
  Leased department and other operating income         (1.3)      (1.4)
  Depreciation and amortization expense                 0.6        0.4
  Amortization of the excess of revalued net
       assets over equity                              (0.4)      (0.4)
  Interest and debt expense, net                        1.0        1.2
  Gain on disposition of properties                       -       (0.2)
                                                     -------    -------
     Income (loss) before income taxes                 (2.3)      (3.7)

  Income tax benefit                                    0.7        1.1
                                                     -------    -------
     Net income (loss)                                 (1.6)%     (2.6)%
                                                     =======    =======


                                                      - 8 -

   Total sales (which include leased department sales) for the thirteen weeks ended April 27, 1996 decreased $1.4 million or 0.3% from the prior-year's first quarter due primarily to a decrease in leased department sales of $1.8 million. Net sales for the same period increased $0.4 million or 0.1% from the prior year. This increase was primarily due to sales from twelve (12) new stores opened since last year's first quarter, partially offset by a decrease of 1.7% in comparable store sales on a 286-store base. The decrease in comparable store sales was primarily due to additional new competition and a continued weak apparel sales market. Net sales for last year have been restated to reflect the effect of recording "55 Gold" senior citizen discounts as markdowns, which conforms with the current year treatment.

   Gross margin for the first quarter increased $2.1 million, or .5% as a percentage of net sales. The improvement in gross margin rate during the first quarter was primarily attributable to lower markdowns.

   Selling, general and administrative expenses declined $5.2 million, or 1.3% as a percentage of net sales, in the thirteen weeks ended April 27, 1996 compared to the same prior-year period. The
Company experienced reductions in store, home office and advertising expenses during the first quarter.

   Depreciation and amortization expense increased by $.7 million, or .2% of net sales, in the thirteen weeks ended April 27, 1996 compared to the same prior-year period. The adoption of fresh-start reporting as of December 26, 1992 resulted in the write-off of all of the Company's non-current assets at that date, and therefore depreciation and amortization expense reflects capital additions after that date.

   The amortization of the "excess of revalued net assets over equity under fresh-start reporting" remained the same in the current periods presented as compared to the prior year. The Company is amortizing this amount over a ten-year period.

   Interest and debt expense, net of interest income, declined by $.9 million, or .2% of net sales, in the thirteen weeks ended April 27, 1996. This decrease was due primarily to lower outstanding long-term debt balances as well as a reduction in interest expense related to the Credit Agreement (as defined below). The Credit Agreement interest expense was lower as a result of lower average outstanding balances (from $57.5 million in last year's first quarter to $49.4 million in this year's first quarter) and lower interest rates.

   The Company did not record any property gains during the quarter ended April 27, 1996, but recognized $1.0 million of net property gains during the thirteen weeks ended April 29, 1995. In last year's first quarter, the property gain resulted from the assignment of a lease for a warehouse which was not part of the Company's operations at the time of the assignment.

   The Company's estimated annual effective income tax rate for each year was applied to the loss before income taxes for the thirteen weeks ended April 27, 1996 and April 29, 1995 to compute non-cash income tax benefits of $2.9 and $4.8 million, respectively. The Company currently expects that, as a result of the seasonality of the Company's business, this year's income tax benefit will be offset by non-cash income tax expense in the remaining interim periods.

   Compared with the projections for the first quarter of 1996 contained in the Form 8-K filed on February 21, 1996 (referred to herein as the "Plan"), net sales were $7.2 million lower than Plan and EBITDA (earnings (loss) before net interest expense, income taxes, LIFO expense, extraordinary or non-recurring items (including certain pre-opening expenses), depreciation, amortization and other non-cash charges and gain or loss on the sale of properties after January 28, 1996) was $2.4 million higher than Plan. The EBITDA improvement resulted primarily from lower-than-planned expenses partially offset by lower-
than planned other income.

Liquidity and Capital Resources

   On April 28, 1994, the Company entered into an agreement with BankAmerica Business Credit, Inc., as agent, two financial institutions as co-agents (together with the agent, the "Agents"), and a syndicate consisting of five other banks and financial institutions, for a secured revolving credit facility of up to $300 million, with a sublimit of $100 million for letters of credit (the "Credit Agreement"). The Company was in compliance with the financial covenants of the Credit Agreement through the quarter ended April 27, 1996.

   Reference can be made to Note 4 of this Quarterly Report and the latest Form 10-K for further descriptions of the Credit Agreement and the Company's other obligations.

   Merchandise inventories, valued on a LIFO basis, decreased $42.5 million from April 29, 1995 to April 27, 1996 due to a planned reduction in apparel, jewelry and domestics inventories and the effect of closing 17 stores during this year's first quarter, partially offset by the addition of twelve (12) new stores since last year's first quarter. The increase of $75.8 million in inventories from January 27, 1996 to April 27, 1996 was the result of a normal seasonal build-up of inventories.

   Trade accounts payable increased $20.7 million from April 29, 1995 to April 27, 1996 due primarily to an increase in merchandise purchases during this year's fiscal April over last year's fiscal April. The increase in trade accounts payable of $58.9 million from January 27, 1996 to April 27, 1996 was the result of the seasonal build-up of merchandise inventories referenced above.

   Capital expenditures for the thirteen weeks ended April 27, 1996 totaled $5.6 million and for the balance of the year are estimated to be approximately $14 million. The Company adjusts its plans for making such expenditures depending on the amount of internally generated funds.

   The net operating loss carryovers remaining after fiscal year 1996, subject to any limitations pursuant to Internal Revenue Code Sec. 382, should offset income on which taxes would otherwise be payable in future years.

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

                              Part II

                         OTHER INFORMATION



Item 1. Legal Proceedings
        -----------------

            Reference can be made to Note 12 to the Consolidated Financial Statements included in the Company's most recent Form 10-K for various litigation involving the Company, for which there were no material changes since the filing date of the Form 10-K.


Item 4. Submission of Matters to a Vote of Security Holders
        ---------------------------------------------------

            On April 10, 1996, the Company sent a notice of the annual meeting and a proxy statement to its stockholders.
        The notice of meeting announced that the Annual Meeting of Stockholders would be held Wednesday, May 22, 1996, to consider and act upon the following matters: (a) the election of seven (7) directors for a term of one year or until their successor(s) have been elected and qualified; (b) the approval of an Amended and Restated Certificate of Incorporation of the Company to authorize a class of preferred stock commonly known as "blank check" preferred stock and to make certain other changes; (c) the ratification and approval of the appointment of Arthur Andersen LLP as the Company's independent certified public accountants and auditors for the fiscal year ending January 25, 1997; (d) voting on a stockholder proposal to limit the terms of office of its non-employee directors; and
        (e) the transaction of such other business as may properly come before the meeting or any adjournments thereof.

            The results of the meeting will be reported in the Quarterly Report for the Company's fiscal quarter ending
        July 27, 1996.


Item 6. Exhibits and Reports on Form 8-K
        --------------------------------


    (a) Index to Exhibits
        -----------------


        Exhibit No.                     Exhibit          Page No.
        -----------                     -------          --------


           11      Schedule of computation of primary       13
                     earnings per share

    (b) Reports on Form 8-K:
        -------------------

        The following reports on Form 8-K were filed with the Securities and Exchange Commission during the first quarter:


    Date of Report     Date of Filing    Item #   Description
    --------------     --------------    ------   -----------

    February 21, 1996  February 21, 1996    5     Disclosure of
                                                  the fiscal
                                                  1996 summary
                                                  financial
                                                  plan.

    March 28, 1996     March 28, 1996       5     Disclosure of
                                                  fiscal
                                                  January and
                                                  February 1996
                                                  results.

    April 16, 1996     April 16, 1996       5     Disclosure of
                                                  fiscal March
                                                  1996 results.

                             SIGNATURES





    Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                 AMES DEPARTMENT STORES, INC.
                                         (Registrant)



  Dated:  May 28, 1996        /s/ Joseph R. Ettore
                              ---------------------------------------
                              Joseph R. Ettore, President, Director,
                              and Chief Executive Officer





  Dated:  May 28, 1996        /s/ John F. Burtelow
                              ---------------------------------------
                              John F. Burtelow, Executive Vice
                              President and Chief Financial Officer





  Dated:  May 28, 1996        /s/ William C. Najdecki
                              ---------------------------------------
                              William C. Najdecki, Senior Vice
                              President Finance


                                                                    EXHIBIT 11


              AMES DEPARTMENT STORES, INC. AND SUBSIDIARIES
          SCHEDULE OF COMPUTATION OF PRIMARY EARNINGS PER SHARE
             (Amounts in thousands except per share amounts)


                                                           For the Thirteen
                                                              Weeks Ended
                                                        April 27,    April 29,
                                                           1996         1995
                                                       ------------ ------------
Primary net income (loss)                                  ($6,998)    ($11,141)
                                                       ------------ ------------
Weighted average number of common shares
  outstanding during the period                             20,472       20,127

Add: Common stock equivalent shares
  represented by
   -  Series B Warrants                                        (a)          (a)
   -  Series C Warrants                                        (a)          (a)
   -  Options under 1994 Management Stock Option Plan          (a)          (a)
   -  Options under 1994 Non-Employee Directors
         Stock Option Plan                                     (a)          (a)
                                                       ------------ ------------
Weighted average number of common and
common equivalent shares used in the
calculation of primary earnings per share                   20,472       20,127
                                                       ============ ============

Primary net income (loss) per share                         ($0.34)      ($0.55)
                                                       ============ ============



  (a) Common stock equivalents have not been included because the effect would be anti-dilutive.

Note: Fully diluted earnings per share has not been presented as the effect would be anti-dilutive.

                                 - 13 -