Form 10-Q
period 1996-07-27
AMES DEPARTMENT STORES INC
filed 1996-08-23
CIK 6071

SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549


                                 FORM 10-Q



[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
      SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended             July 27, 1996
                                -------------------------------------


[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
      SECURITIES EXCHANGE ACT OF 1934


For the transition period from                     to
                                ------------------  -----------------


                     AMES DEPARTMENT STORES, INC.
        -----------------------------------------------------
        (Exact name of registrant as specified in its charter)


            Delaware                              04-2269444
- -------------------------------     -------------------------------------
State or other jurisdiction of      I.R.S. Employer Identification Number
incorporation or organization)


2418 Main Street, Rocky Hill, Connecticut                 06067
- -----------------------------------------          ------------------
(Address of principal executive offices)               (Zip Code)


Registrant's telephone number including area code:    (860) 257-2000
                                                    ------------------


                                     None
- -------------------------------------------------------------------
Former name, former address and former fiscal year if changed since last report


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


                        YES   X     NO
                            ------      ------


20,447,269 shares of Common Stock were outstanding on August 9, 1996.



                       Exhibit Index on page 14

                  Page 1 of 16 (including exhibits)




            AMES DEPARTMENT STORES, INC. AND SUBSIDIARIES

                              FORM 10-Q

                 FOR THE QUARTER ENDED JULY 27, 1996




                              I N D E X




                                                                  Page

Part I: Financial Information

        Consolidated Condensed Statements of Operations              3
           for the Thirteen and Twenty-six Weeks Ended
           July 27, 1996 and July 29, 1995

        Consolidated Condensed Balance Sheets at                     4
           July 27, 1996, January 27, 1996, and
           July 29, 1995

        Consolidated Condensed Statements of Cash Flows              5
           for the Twenty-six Weeks Ended July 27, 1996
           and July 29, 1995

        Notes to Consolidated Condensed Financial Statements         6

        Management's Discussion and Analysis of Financial            9
           Condition and Results of Operations


Part II:   Other Information

        Submission of Matters to a Vote of Security Holders         13
           and Exhibits and Reports on Form 8-K


                                             PART I
                                      FINANCIAL INFORMATION


                          AMES DEPARTMENT STORES, INC. AND SUSIDIARIES
                        CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                            (In Thousands, Except Per Share Amounts)
                                          (Unaudited)


                                                             For the Thirteen          For the Twenty-six
                                                                Weeks Ended               Weeks Ended
                                                          -----------------------   -------------------------
                                                           July 27,    July 29,       July 27,     July 29,
                                                             1996        1995           1996         1995
                                                          ----------- -----------   ------------ ------------
TOTAL SALES                                                 $525,217    $526,625       $980,894     $983,693
 Less: Leased department sales                                26,110      26,437         43,120       45,193
                                                          ----------- -----------   ------------ ------------
NET SALES                                                    499,107     500,188        937,774      938,500
COSTS, EXPENSES AND (INCOME):
 Cost of merchandise sold                                    359,382     364,188        680,647      687,155
 Selling, general and administrative expenses                134,609     137,217        262,411      270,258
 Leased department and other operating income                 (7,221)     (7,708)       (12,995)     (13,962)
 Depreciation and amortization expense                         2,649       2,143          5,269        4,084
 Amortization of the excess of revalued net assets
  over equity under fresh-start reporting                     (1,539)     (1,539)        (3,077)      (3,077)
 Interest and debt expense, net                                5,206       6,415          9,445       11,536
 Gain on disposition of properties                              (395)     (5,099)          (395)      (6,090)
                                                          ----------- -----------   ------------ ------------

INCOME (LOSS) BEFORE INCOME TAXES                              6,416       4,571         (3,531)     (11,404)

 Income tax benefit (provision)                               (1,902)     (1,383)         1,047        3,451
                                                          ----------- -----------   ------------ ------------
NET INCOME (LOSS)                                             $4,514      $3,188        ($2,484)     ($7,953)
                                                          =========== ===========   ============ ============

WEIGHTED AVERAGE NUMBER OF COMMON AND
  COMMON EQUIVALENT SHARES OUTSTANDING                        21,680      21,531         20,465       20,127
                                                          =========== ===========   ============ ============

NET INCOME (LOSS) PER SHARE                                    $0.21       $0.15         ($0.12)      ($0.40)
                                                          =========== ===========   ============ ============

       (The accompanying notes are an integral part of these consolidated condensed financial statements.)



                            AMES DEPARTMENT STORES, INC. AND SUBSIDIARIES
                                CONSOLIDATED CONDENSED BALANCE SHEETS
                                            (In Thousands)
                                              (Unaudited)
                                                                          July 27,  January 27,   July 29,
                                                                            1996        1996        1995
                              ASSETS                                    ------------------------------------
Current Assets:
 Cash and short-term investments                                             18,226      14,185      19,783
 Receivables                                                                 25,544      14,478      23,388
 Merchandise inventories                                                    458,940     402,177     498,260
 Prepaid expenses and other current assets                                   16,051      12,793      13,249
                                                                        ------------------------------------
       Total current assets                                                 518,761     443,633     554,680
                                                                        ------------------------------------

Fixed Assets                                                                 85,915      78,487      59,607
 Less - Accumulated depreciation and amortization                           (25,233)    (20,259)    (11,828)
                                                                        ------------------------------------
       Net fixed assets                                                      60,682      58,228      47,779
                                                                        ------------------------------------

Other assets and deferred charges                                             5,665       3,965       4,834
                                                                        ------------------------------------
                                                                           $585,108    $505,826    $607,293
                                                                        ====================================
               LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
 Accounts payable:
    Trade                                                                  $137,595    $112,682    $126,210
    Other                                                                    39,846      43,636      34,202
                                                                        ------------------------------------
       Total accounts payable                                               177,441     156,318     160,412
 Note payable - revolver                                                    100,720       4,284     114,051
 Current portion of long-term debt and capital lease obligations             16,241      17,347      19,485
 Self-insurance reserves                                                     36,081      39,003      43,850
 Accrued expenses and other current liabilities                              49,969      54,943      54,994
 Restructuring reserves                                                      19,827      30,623       1,227
                                                                        ------------------------------------
       Total current liabilities                                            400,279     302,518     394,019

Long-term debt                                                               13,267      23,159      25,919
Capital lease obligations                                                    27,525      29,372      34,799
Other long-term liabilities                                                   5,968       6,322       8,074

Unfavorable lease liability                                                  17,847      18,672      21,961
Excess of revalued net assets over equity under fresh-start reporting        39,404      42,480      45,557

Stockholders' Equity:
 Common stock                                                                   204         205         201
 Additional paid-in capital                                                  80,759      80,759      80,759
 Retained earnings (accumulated deficit)                                       (145)      2,339      (3,996)
                                                                        ------------------------------------
       Total stockholders' equity                                            80,818      83,303      76,964
                                                                        ------------------------------------
                                                                           $585,108    $505,826    $607,293
                                                                        ====================================

    (The accompanying notes are an integral part of these consolidated condensed financial statements.)



                    AMES DEPARTMENT STORES, INC. AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                    (In Thousands)
                                      (Unaudited)
                                                             For the Twenty-six
                                                                 Weeks Ended
                                                           ---------------------
                                                            July 27,   July 29,
                                                              1996       1995
                                                           ---------- ----------
Cash flows from operating activities:
 Net income (loss)                                           ($2,484)   ($7,953)
 Adjustments to reconcile net loss to net cash
     used for operating activities:
 Income tax benefit                                           (1,047)    (3,451)
 Gain on disposition of properties                              (395)    (6,090)
 Depreciation and amortization of fixed assets                 5,410      4,233
 Amort. of the excess of revalued net assets over equity      (3,076)    (3,077)
 Increase in accounts receivable                             (11,066)    (6,581)
 Increase in merchandise inventories                         (56,763)   (68,108)
 Increase (decrease) in accounts payable                      21,123     (4,119)
 Decrease in accrued expenses and other current liabs.        (8,644)    (8,328)
 Decrease in other working capital and other, net                687      1,085
                                                           ---------- ----------
Cash used for operations before restructuring items          (56,255)  (102,389)

Payments of restructuring costs                              (10,402)    (1,134)
                                                           ---------- ----------
Net cash used for operating activities                       (66,657)  (103,523)
                                                           ---------- ----------
Cash flows from investing activities:
 Proceeds from sales of properties and leases                    490      5,393
 Purchases of fixed assets                                    (9,978)   (10,312)
 Purchase of leases                                           (2,965)         -
 Decrease in restricted cash                                       -      2,047
                                                           ---------- ----------
Net cash used for investing activities                       (12,453)    (2,872)
                                                           ---------- ----------
Cash flows from financing activities:
 Payments of debt and capital lease obligations              (13,285)   (16,275)
 Short-term borrowings under the revolver, net                96,436    114,051
                                                           ---------- ----------
Net cash provided by financing activities                     83,151     97,776
                                                           ---------- ----------
Increase (decr.) in unrest. cash and short-term invest.        4,041     (8,619)
Unrestricted cash and short-term invest., beg. of period      14,185     28,402
                                                           ---------- ----------
Unrestricted cash and short-term invest., end of period      $18,226    $19,783
                                                           ========== ==========
Supplemental disclosures of cash flow information:
    Cash paid during the period for:
 Interest and debt fees not capitalized                       $6,792     $8,413
 Income taxes                                                      2          1


(The accompanying notes are an integral part of these consolidated condensed financial statements.)



           AMES DEPARTMENT STORES, INC. AND SUBSIDIARIES
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                            (Unaudited)



 1.    Basis of Presentation:
       ---------------------

       In the opinion of management, the accompanying unaudited consolidated condensed financial statements of Ames Department Stores, Inc. (a Delaware Corporation) and subsidiaries (collectively "Ames" or the "Company") contain all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of such financial statements for the interim periods. Due to the seasonality of the Company's operations, the results of its operations for the interim period ended July 27, 1996 may not be indicative of total results for the full year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations promulgated by the Securities and Exchange Commission. Certain prior year amounts have been reclassified to conform to the presentation used for the current year. The consolidated condensed balance sheet at January 27, 1996 was taken from audited financial statements previously filed with the Commission in the Company's latest Form 10-K. The accompanying unaudited consolidated condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's latest Form 10-K.


 2.    Earnings Per Common Share:
       -------------------------

       Earnings per share was determined using the weighted average number of common shares outstanding. There were no exercises of warrants during the quarter ended July 27, 1996. Common stock equivalents and fully diluted earnings per share were excluded for the periods with net losses as their inclusion would have reduced the reported loss per share. Fully diluted earnings per share was equal to primary earnings per share for the quarters ended July 27, 1996 and July 29, 1995.


 3.    Inventories:
       -----------

       Inventories are valued at the lower of cost or market. Cost is determined by the retail last-in, first-out (LIFO) cost method for all inventories. No LIFO reserve was necessary at July 27, 1996, January 27, 1996 and July 29, 1995.

 4.    Debt:
       ----

       On April 28, 1994, the Company entered into an agreement with BankAmerica Business Credit, Inc., as agent, two financial institutions as co-agents (together with the agent, the "Agents"), and a syndicate consisting of five other banks and financial institutions, for a secured revolving credit facility of up to $300 million, with a sublimit of $100 million for letters of credit (the "Credit Agreement"). The Credit Agreement is in effect until June 22, 1997, is secured by substantially all of the assets of the Company and requires the Company to meet certain quarterly financial covenants which were amended in January, 1996. In addition, the Company must have no outstanding borrowings (other than borrowings, not to exceed $20 million, related to certain expenditures) under the Credit Agreement for a consecutive 30-day period between November 15th and February 15th of the following year. The Company is in compliance with the financial covenants through the quarter ended July 27, 1996.

       As of July 27, 1996, borrowings of $100.7 million were outstanding under the Credit Agreement. In addition, $26.9 and $6.4 million of standby and trade letters of credit, respectively, were outstanding under the Credit Agreement. The weighted average interest rate on the borrowings was 9.2% and 9.3% for the thirteen and twenty-six weeks ended July 27, 1996, respectively. The peak borrowing level through July 27, 1996 was $109.8 million.

       The amount of borrowing under the Credit Agreement generally shall not exceed the sum of (i) an amount equal to 55% of inventory not covered by any outstanding letter of credit plus (ii) an amount equal to 50% of inventory covered by any outstanding letter of credit less (iii) a reserve for reinstated debt ($3.2 million as of July 27, 1996). In addition, the Credit Agreement provides for potential establishment of other reserves contingent upon the Company's financial performance. In addition, each Agent reserves the right to adjust the total available to be borrowed by establishing reserves, making determinations of eligible inventory, revising standards of eligibility or decreasing from time to time the percentages set forth above. Reference can be made to the latest Form 10-K for further descriptions of the Credit Agreement and the obligations summarized below, and for descriptions of the Company's other obligations not discussed herein.


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


 6.    Income Taxes:
       ------------

       The Company's estimated annual effective income tax rate for each year was applied to the loss incurred before income taxes for the twenty-six weeks ended July 27, 1996 and July 29, 1995 to compute non-cash income tax benefits of $1.0 and $3.5 million, respectively. The same method was used to compute income tax provisions of $1.9 and $1.4 million for the second quarters of 1996 and 1995, respectively. The Company currently expects that, as a result of the seasonality of the Company's business, this year's income tax benefit will be offset by non-cash income tax expense in the remaining interim periods. The income tax benefits are included in other current assets in the accompanying balance sheet as of July 27, 1996 and July 29, 1995.


 7.    Litigation:
       ----------

       Reference can be made to the latest Form 10-K (Note 12 to the Consolidated Financial Statements) for various litigation involving the Company, for which there were no material changes since the filing date of the Form 10-K, except as follows.

       As reported in the Form 10-K, Class Action Complaints were filed against the Company on March 21, 1995 and December 13, 1995. Both actions concern certain wage and hour laws claims pertaining to Assistant Managers. On June 25, 1996, a Complaint was filed (the "Third Complaint") against the Company in the United States District Court for the District of Massachusetts entitled David Root, Individually and on Behalf of All other Similarly Situated v. Ames Department Stores, Inc. The Third Complaint alleges that Ames violated the Fair Labor Standards Act by failing to pay overtime to Replenishment Assistant Managers and seeks to recover overtime for Replenishment Assistant Managers employed anywhere in the United States at any time since June 25, 1993. The Company has denied any liability on the basis that Root and other similarly situated Replenishment Assistant Managers were exempt employees not entitled to overtime pay. The Company has further denied that plaintiff is a proper representative of the purported class. No discovery has commenced and the case is set for scheduling conference on September 19, 1996.

                           AMES DEPARTMENT STORES, INC. AND SUBSIDIARIES
                                 FISCAL QUARTER ENDED JULY 27, 1996
                      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                                      AND RESULTS OF OPERATIONS



Results of Operations
- ----------------------
  The following table sets forth the number of stores in operation as of the dates indicated:

                                                     Number of Stores in Operation
                                            ---------------------------------------------
                                              July 27,      January 27,         July 29,
                                               1996            1996              1995
                                            ---------       -----------       -----------
                                                300              307              305


  The following discussion and analysis is based on the historical results of operations for the thirteen and twenty-six weeks ended July 27, 1996 and July 29, 1995.  Seventeen (17) stores were closed during fiscal
1996; ten (10) stores were opened during the same period.  One store was closed during the first half of fiscal 1995. On August 1, 1996, the Company opened a new store and re-opened a store previously closed by flooding.  In addition, the Company has announced that it will open two (2) new stores in September, 1996.

  The following table sets forth the historical operating results expressed as a percentage of net sales for the periods indicated:


                                                         Thirteen                 Twenty-six
                                                        Weeks Ended              Weeks Ended
                                                     ------------------       -------------------
                                                     Jul. 27,  Jul. 29,       Jul. 27,  Jul. 29,
                                                      1996       1995          1996        1995
                                                     -------    -------       -------   ---------
  Net sales                                           100.0 %    100.0 %       100.0 %     100.0 %
  Cost of merchandise sold                             72.0       72.8          72.6        73.2
                                                     -------    -------       -------    --------
     Gross margin                                      28.0       27.2          27.4        26.8
  Expenses and (income):
  Selling, general and administrative expenses         27.0       27.4          28.0        28.8
  Leased department and other operating income         (1.4)      (1.5)         (1.4)       (1.5)
  Depreciation and amortization expense                 0.5        0.4           0.5         0.4
  Amortization of the excess of revalued net
       assets over equity                              (0.3)      (0.3)         (0.3)       (0.3)
  Interest and debt expense, net                        1.0        1.3           1.0         1.2
  Gain on disposition of properties                    (0.1)      (1.0)            -        (0.6)
                                                     -------    -------       -------    --------

  Income (loss) before income taxes                     1.3        0.9          (0.4)       (1.2)

  Income tax benefit (provision)                       (0.4)      (0.3)          0.1         0.4
                                                     -------    -------       -------    --------
  Net income (loss)                                     0.9 %      0.6 %        (0.3)%      (0.8)%
                                                     =======    =======       =======    ========




       Total sales (which include leased department sales) for the thirteen weeks ended July 27, 1996 decreased $1.4 million or 0.3% from the prior-year's second quarter. Net sales for the same period decreased $1.1 million or 0.2% from the prior year. These decreases were due to an decrease of 1.2% in comparable store sales on a 286-store base and the closing of 17 underperforming stores in the first quarter of 1996, partially offset by the opening of 12 new stores since the end of last year's second quarter. The decrease in comparable store sales was primarily due to additional new competition and a continued weak apparel sales market.

       Total sales for the twenty-six weeks ended July 27, 1996 decreased $2.8 million or 0.3% from the same prior year period. Net sales for the same period decreased $0.7 million or 0.1% from the prior year. These decreases were due to the same factors as those cited above for the second quarter. Net sales for all periods for last year have been restated to reflect the effect of recording "55 Gold" senior citizen discounts as markdowns, which conforms with the current year treatment.

       Gross margin for the second quarter increased $3.7 million, or 0.8% as a percentage of net sales. Gross margin for the twenty-six weeks increased $5.8 million, or .6% as a percentage of net sales. The second quarter and year-to-date gross margin rate was positively impacted by a higher markup on sales and lower markdowns.

       Selling, general and administrative expenses declined $2.6 and $7.8 million, or 0.4% and 0.8% as a percentage of net sales, in the thirteen and twenty-six weeks ended July 27, 1996, respectively, compared to the same prior-year periods. Reductions in store expenses were partially offset by increases in advertising and home office expenses in the second quarter; all major expense categories were lower for the twenty-six weeks.

       Depreciation and amortization expense increased by $0.5 and $1.2 million, or 0.1% of net sales, in the thirteen and twenty-six weeks ended July 27, 1996, respectively, compared to the same prior-year periods. The adoption of fresh-start reporting as of December 26, 1992 resulted in the write-off of all of the Company's non-current assets at that date, and therefore depreciation and amortization expense reflects capital additions after that date.

       The amortization of the "excess of revalued net assets over equity under fresh-start reporting" remained the same in the current periods presented as compared to the prior year. The Company is amortizing this amount over a ten-year period.

       Interest and debt expense, net of interest income, declined by $1.2 and $2.1 million, or 0.3% and 0.2% of net sales, in the thirteen and twenty-six weeks ended July 27, 1996, respectively. These decreases were due primarily to lower outstanding long-term debt balances as well as a reduction in interest expense related to the Credit Agreement (as defined later). The Company's average outstanding borrowings under the Credit Agreement decreased in both periods presented: from $115.9 to $101.1 million during the thirteen week period and from $86.7 to $75.2 million during the twenty-six week period. Interest rates on the borrowings under the Credit Agreement were also lower in both periods presented.

       The Company recognized $0.4 and $6.1 million of net property gains during the twenty-six weeks ended July 27, 1996 and July 29,
   1995, respectively.    During last year's second quarter, the
   Company in separate transactions sold two distribution centers - one of which was an operating property through June, 1995; the other of which had been closed since March, 1993 - and recognized gains totaling $5.1 million. In last year's first quarter, the Company completed the assignment of a lease for a warehouse which was not part of Ames' operations and recognized a gain of $1.0 million.

       The Company's estimated annual effective income tax rate for each year was applied to the loss before income taxes for the twenty-six weeks ended July 27, 1996 and July 29, 1995 to compute non-cash income tax benefits of $1.0 and $3.5 million, respectively.
   The same method was used to compute income tax provisions of $1.9 and $1.4 million for the second quarters of 1996 and 1995, respectively. The Company currently expects that, as a result of the seasonality of the Company's business, this year's income tax benefit will be offset by non-cash income tax expense in the remaining interim periods.

       Compared with the projections for the second quarter of 1996 contained in the Form 8-K filed on June 11, 1996 (referred to herein as the "Plan"), net sales were $11.8 million lower than Plan and EBITDA was $1.9 million higher than Plan. EBITDA is defined as per the Credit Agreement as earnings (loss) before net interest expense, income taxes, LIFO expense, extraordinary or non-recurring items (including certain pre-opening expenses), depreciation, amortization and other non-cash charges and gain or loss on the sale of properties after January 28, 1996. Year-to-date sales were $19.0 million less than Plan and EBITDA was $4.3 million better than Plan. The year-to-date EBITDA results reflected lower-than-planned expenses and a higher-than-planned gross margin rate, partially offset by the lower-than-planned sales.


   Liquidity and Capital Resources
   -------------------------------

       On April 28, 1994, the Company entered into an agreement with BankAmerica Business Credit, Inc., as agent, two financial institutions as co-agents (together with the agent, the "Agents"), and a syndicate consisting of five other banks and financial institutions, for a secured revolving credit facility of up to $300 million, with a sublimit of $100 million for letters of credit (the "Credit Agreement"). The Company was in compliance with the financial covenants of the Credit Agreement through the quarter ended July 27, 1996.

       The Credit Agreement is in effect until June 22, 1997. The
   Company is currently engaged in negotiations regarding the extension or replacement of the Credit Agreement.

       Reference can be made to Note 4 of this Quarterly Report and the latest Form 10-K for further descriptions of the Credit
   Agreement and the Company's other obligations.

       Merchandise inventories, valued on a LIFO basis, decreased $39.3 million from July 29, 1995 to July 27, 1996 due to a planned reduction in apparel inventories and the effect of closing 17 stores during this year's first quarter, partially offset by the addition of twelve (12) new stores since last year's second quarter. The increase in inventories of $56.8 million from January 27, 1996 to July 27, 1996 was the result of a normal seasonal build-up of inventories.

       Trade accounts payable increased $11.4 million from July 29, 1995 to July 27, 1996 due primarily to the timing of merchandise receipts and improved trade payment terms. The increase in trade accounts payable of $24.9 million from January 27, 1996 to July 27, 1996 was the result of the seasonal build-up of merchandise inventories referenced above.

       Capital expenditures for the twenty-six weeks ended July 27, 1996 totaled $10.0 million and for the balance of the year are
   estimated to be approximately $12.0 million.   The Company adjusts
   its plans for making such expenditures depending on the amount of internally generated funds.

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

                             Part II

                         OTHER INFORMATION



Item 1. Legal Proceedings
        -----------------

            Reference can be made to Note 12 to the Consolidated Financial Statements included in the Company's most recent Form 10-K for various litigation involving the Company, for which there were no material changes since the filing date of the Form 10-K, except as set forth in Note 7 of this Quarterly Report.


Item 4. Submission of Matters to a Vote of Security Holders
        ---------------------------------------------------

            The Annual Meeting of Stockholders was held Wednesday,
        May 22, 1996, to consider and act upon the following matters:
        (a) the election of seven (7) directors for a term of one year or until their successor(s) have been elected and qualified;
        (b) the approval of an Amended and Restated Certificate of Incorporation of the Company to authorize a class of preferred stock commonly known as "blank check" preferred stock and to make certain other changes; (c) the ratification and approval of the appointment of Arthur Andersen LLP as the Company's independent certified public accountants and auditors for the fiscal year ending January 25, 1997; (d) voting on a stockholder proposal to limit the terms of office of its non-employee directors; and (e) the transaction of such other business as may properly come before the meeting or any adjournments thereof.


            Each nominee for director was elected as follows:

                                   For         Withheld
                                ----------     ---------

        Francis X. Basile       15,271,265     1,234,375
        Paul Buxbaum            15,273,634     1,232,006
        Alan Cohen              15,259,406     1,246,234
        Joseph R. Ettore        15,245,140     1,260,500
        Richard M. Felner       15,264,034     1,241,606
        Sidney S. Pearlman      15,270,032     1,235,608
        Laurie M. Shahon        15,264,480     1,241,160


            The Amended and Restated Certificate of Incorporation was approved by a vote of 10,917,987 shares in favor with 1,097,474 shares against, 439,223 shares abstaining and 4,157,413 broker non-votes. The appointment of Arthur Andersen LLP was approved by a vote of 15,628,964 shares in favor with 805,891 shares against and 70,785 shares abstaining. The stockholder proposal to limit the terms of office of the non-employee directors did not receive a second at the Annual Meeting and was, therefore, not put to a vote.

Item 6. Exhibits and Reports on Form 8-K
        --------------------------------


    (a) Index to Exhibits
        -----------------



        Exhibit No.            Exhibit                       Page No.
        -----------            -------                       --------


            11      Schedule of computation of primary          16
                      earnings per share



    (b) Reports on Form 8-K:
        -------------------

        The following reports on Form 8-K were filed with the Securities and Exchange Commission during the second quarter:


    Date of Report    Date of Filing     Item #      Description
    --------------    --------------     ------      -----------

     May 16, 1996      May 16, 1996        5         Disclosure of
                                                     fiscal April 1996
                                                     results.


     June 7, 1996      June 7, 1996        5         Disclosure of
                                                     fiscal May 1996
                                                     results.


     June 11, 1996     June 11, 1996       5         Disclosure of
                                                     the revised
                                                     fiscal 1996
                                                     summary financial
                                                     plan.


     July 12, 1996     July 12, 1996       5         Disclosure of
                                                     fiscal June 1996
                                                     results.

                             SIGNATURES





     Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                               AMES DEPARTMENT STORES, INC.
                                       (Registrant)




  Dated:  August 22, 1996         /s/ Joseph R. Ettore
                                  --------------------------------------
                                  Joseph R. Ettore, President, Director,
                                  and Chief Executive Officer






  Dated:  August 22, 1996         /s/ John F. Burtelow
                                  --------------------------------------
                                  John F. Burtelow, Executive Vice
                                  President and Chief Financial Officer

                                                                                Exhibit 11
                         AMES DEPARTMENT STORES, INC. AND SUBSIDIARIES
                         SCHEDULE OF COMPUTATION OF PRIMARY AND FULLY DILUTED EARNINGS
                           PER SHARE
                         (Amounts in thousands except per share amounts)
                                                  For the Thirteen      For the Twenty-six
                                                    Weeks Ended            Weeks Ended
                                                --------------------   --------------------
                                                July 27,   July 29,    July 27,   July 29,
                                                  1996       1995        1996       1995
                                                ---------  ---------   ---------  ---------
Net income (loss)                                 $4,514     $3,188     ($2,484)   ($7,953)
                                                =========  =========   =========  =========

For Primary Earnings Per Share
- ------------------------------
Weighted average number of common shares
     outstanding during the period                20,460     20,422      20,465     20,127

Add: Common stock equivalent shares represented by
      -  Series B Warrants                           (a)        (a)         (b)        (b)
      -  Series C Warrants                         1,161      1,108         (b)        (b)
      -  Options under 1994 Management Stock
              Option Plan                             59          1         (b)        (b)
      -  Options under 1994 Non-Employee Directors
              Stock Option Plan                      (a)        (a)         (b)        (b)
                                                ---------  ---------   ---------  ---------
Weighted average number of common and common
     equivalent shares used in the calculation
     of primary earnings per share                21,680     21,531      20,465     20,127
                                                =========  =========   =========  =========

Primary net income (loss) per share                $0.21      $0.15      ($0.12)    ($0.40)
                                                =========  =========   =========  =========


For Fully Diluted Earnings Per Share
- ---------------------------------------
Weighted average number of common shares
     outstanding during the period                20,460     20,422      20,465     20,127

Add: Common stock equivalent shares represented by
      -  Series B Warrants                           (a)        (a)         (b)        (b)
      -  Series C Warrants                         1,161      1,170         (b)        (b)
      -  Options under 1994 Management Stock
              Option Plan                             59          5         (b)        (b)
      -  Options under 1994 Non-Employee Directors
              Stock Option Plan                      (a)        (a)         (b)        (b)
                                                ---------  ---------   ---------  ---------
Weighted average number of common and common
     equivalent shares used in the calculation
     of fully diluted earnings per share          21,680     21,597      20,465     20,127
                                                =========  =========   =========  =========

Fully diluted net income (loss) per share          $0.21      $0.15      ($0.12)    ($0.40)
                                                =========  =========   =========  =========

 (a) These options/warrants were not considered common stock equivalents because the exercise price exceeded the market price of the common stock for all or substantially all of the period.
 (b) Common stock equivalents have not been included because the effect would be anti-dilutive.



