Form 10-Q
period 1996-10-26
AMES DEPARTMENT STORES INC
filed 1996-11-25
CIK 6071

SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549


                                 FORM 10-Q


[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
      EXCHANGE ACT OF 1934


For the quarterly period ended             October 26, 1996
                               -----------------------------------------

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

For the transition period from                      to
                               --------------------     ------------------


                       AMES DEPARTMENT STORES, INC.
          ------------------------------------------------------
          (Exact name of registrant as specified in its charter)


            Delaware                              04-2269444
--------------------------------    ---------------------------------------
(State or other jurisdiction of     (I.R.S. Employer Identification Number)
 incorporation or organization)


2418 Main Street, Rocky Hill, Connecticut                    06067
-----------------------------------------                --------------
(Address of principal executive offices)                   (Zip Code)


Registrant's telephone number including area code:    (860) 257-2000
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

  20,472,469 shares of Common Stock were outstanding on November 8, 1996.


                         Exhibit Index on page 13
                     Page 1 of 15 (including exhibits)


               AMES DEPARTMENT STORES, INC. AND SUBSIDIARIES

                                 FORM 10-Q

                  FOR THE QUARTER ENDED OCTOBER 26, 1996




                                 I N D E X
                                 ----------



                                                                   Page
                                                                   ----
Part I: Financial Information

        Consolidated Condensed Statements of Operations              3
           for the Thirteen and Thirty-nine Weeks Ended
           October 26, 1996 and October 28, 1995

        Consolidated Condensed Balance Sheets at                     4
           October 26, 1996, January 27, 1996, and
           October 28, 1995

        Consolidated Condensed Statements of Cash Flows              5
           for the Thirty-nine Weeks Ended October 26, 1996
           and October 28, 1995

        Notes to Consolidated Condensed Financial Statements         6

        Management's Discussion and Analysis of Financial            9
           Condition and Results of Operations


Part II:   Other Information

        Submission of Matters to a Vote of Security Holders         13
           and Exhibits and Reports on Form 8-K

                                             PART I
                                      FINANCIAL INFORMATION

                          AMES DEPARTMENT STORES, INC. AND SUSIDIARIES
                        CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                            (In Thousands, Except Per Share Amounts)
                                          (Unaudited)


                                                             For the Thirteen          For the Thirty-nine
                                                                Weeks Ended               Weeks Ended
                                                          -----------------------   -------------------------
                                                           Oct. 26,    Oct. 28,       Oct. 26,     Oct. 28,
                                                             1996        1995           1996         1995
                                                          ----------- -----------   ------------ ------------
TOTAL SALES                                                 $540,607    $524,421     $1,521,501   $1,508,114
 Less: Leased department sales                                23,731      22,871         66,851       68,064
                                                          ----------- -----------   ------------ ------------
NET SALES                                                    516,876     501,550      1,454,650    1,440,050
COSTS, EXPENSES AND (INCOME):
 Cost of merchandise sold                                    375,652     367,413      1,056,299    1,054,568
 Selling, general and administrative expenses                141,163     140,504        403,574      410,762
 Leased department and other operating income                 (7,466)     (7,182)       (20,461)     (21,144)
 Depreciation and amortization expense                         2,646       2,343          7,915        6,427
 Amortization of the excess of revalued net assets
  over equity under fresh-start reporting                     (1,538)     (1,538)        (4,615)      (4,615)
 Interest and debt expense, net                                5,821       7,014         15,266       18,550
 Gain on disposition of properties                                 -           -           (395)      (6,090)
                                                          ----------- -----------   ------------ ------------

INCOME (LOSS) BEFORE INCOME TAXES                                598      (7,004)        (2,933)     (18,408)

 Income tax benefit (provision)                                 (177)      2,120            870        5,571
                                                          ----------- -----------   ------------ ------------
NET INCOME (LOSS)                                               $421     ($4,884)       ($2,063)    ($12,837)
                                                          =========== ===========   ============ ============

WEIGHTED AVERAGE NUMBER OF COMMON AND
  COMMON EQUIVALENT SHARES OUTSTANDING                        21,974      20,127         20,465       20,127
                                                          =========== ===========   ============ ============

NET INCOME (LOSS) PER SHARE                                    $0.02      ($0.24)        ($0.10)      ($0.64)
                                                          =========== ===========   ============ ============

       (The accompanying notes are an integral part of these consolidated condensed financial statements.)

                                       -3-

                            AMES DEPARTMENT STORES, INC. AND SUBSIDIARIES
                                CONSOLIDATED CONDENSED BALANCE SHEETS
                                            (In Thousands)
                                              (Unaudited)
                                                                        October 26, January 27, October 28,
                                                                            1996        1996        1995
                              ASSETS                                    ------------------------------------
Current Assets:
 Cash and short-term investments                                             20,577      14,185      19,998
 Receivables                                                                 45,055      14,478      39,293
 Merchandise inventories                                                    558,727     402,177     600,230
 Prepaid expenses and other current assets                                   15,620      12,793      19,017
                                                                        ------------------------------------
       Total current assets                                                 639,979     443,633     678,538
                                                                        ------------------------------------

Fixed Assets                                                                 91,597      78,487      69,316
 Less - Accumulated depreciation and amortization                           (27,919)    (20,259)    (14,239)
                                                                        ------------------------------------
       Net fixed assets                                                      63,678      58,228      55,077
                                                                        ------------------------------------

Other assets and deferred charges                                             4,792       3,965       4,176
                                                                        ------------------------------------
                                                                           $708,449    $505,826    $737,791
                                                                        ====================================
               LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
 Accounts payable:
    Trade                                                                  $218,439    $112,682    $203,134
    Other                                                                    40,919      43,636      38,119
                                                                        ------------------------------------
       Total accounts payable                                               259,358     156,318     241,253
 Note payable - revolver                                                    141,507       4,284     175,747
 Current portion of long-term debt and capital lease obligations             16,260      17,347      19,049
 Self-insurance reserves                                                     35,395      39,003      43,808
 Accrued expenses and other current liabilities                              55,509      54,943      51,868
 Restructuring reserves                                                      18,515      30,623       1,144
                                                                        ------------------------------------
       Total current liabilities                                            526,544     302,518     532,869

Long-term debt                                                               12,599      23,159      25,445
Capital lease obligations                                                    26,966      29,372      33,967
Other long-term liabilities                                                   5,793       6,322       7,922

Unfavorable lease liability                                                  17,442      18,672      21,491
Excess of revalued net assets over equity under fresh-start reporting        37,865      42,480      44,018

Stockholders' Equity:
 Common stock                                                                   205         205         201
 Additional paid-in capital                                                  80,759      80,759      80,759
 Retained earnings (accumulated deficit)                                        276       2,339      (8,881)
                                                                        ------------------------------------
       Total stockholders' equity                                            81,240      83,303      72,079
                                                                        ------------------------------------
                                                                           $708,449    $505,826    $737,791
                                                                        ====================================

    (The accompanying notes are an integral part of these consolidated condensed financial statements.)

                                                                   -4-

                    AMES DEPARTMENT STORES, INC. AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                    (In Thousands)
                                      (Unaudited)
                                                             For the Thirty-nine
                                                                 Weeks Ended
                                                           ---------------------
                                                            Oct. 26,   Oct. 28,
                                                              1996       1995
                                                           ---------- ----------
Cash flows from operating activities:
 Net income (loss)                                           ($2,063)  ($12,837)
 Adjustments to reconcile net loss to net cash
     used for operating activities:
 Income tax benefit                                             (870)    (5,571)
 Gain on disposition of properties                              (395)    (6,090)
 Depreciation and amortization of fixed assets                 8,096      6,655
 Amort. of the excess of revalued net assets over equity      (4,615)    (4,615)
 Increase in accounts receivable                             (30,577)   (22,486)
 Increase in merchandise inventories                        (156,550)  (170,078)
 Increase in accounts payable                                103,040     76,722
 Decrease in accrued expenses and other current liabs.        (3,950)   (11,496)
 Decrease (increase) in other working capital & other, net     1,640     (2,091)
                                                           ---------- ----------
Cash used for operations before restructuring items          (86,244)  (151,887)

Payments of restructuring costs                              (11,714)    (1,316)
                                                           ---------- ----------
Net cash used for operating activities                       (97,958)  (153,203)
                                                           ---------- ----------
Cash flows from investing activities:
 Proceeds from sales of properties and leases                    690      5,493
 Purchases of fixed assets                                   (15,288)   (20,103)
 Purchase of leases                                           (3,165)         -
 Decrease in restricted cash                                       -      2,047
                                                           ---------- ----------
Net cash used for investing activities                       (17,763)   (12,563)
                                                           ---------- ----------
Cash flows from financing activities:
 Payments of debt and capital lease obligations              (15,110)   (18,385)
 Short-term borrowings under the revolver, net               137,223    175,747
                                                           ---------- ----------
Net cash provided by financing activities                    122,113    157,362
                                                           ---------- ----------
Increase (decr.) in unrest. cash and short-term invest.        6,392     (8,404)
Unrestricted cash and short-term invest., beg. of period      14,185     28,402
                                                           ---------- ----------
Unrestricted cash and short-term invest., end of period      $20,577    $19,998
                                                           ========== ==========
Supplemental disclosures of cash flow information:
    Cash paid during the period for:
 Interest and debt fees not capitalized                      $10,973    $12,775
 Income taxes                                                      2          1


(The accompanying notes are an integral part of these consolidated condensed financial statements.)
                                   - 5 -

           AMES DEPARTMENT STORES, INC. AND SUBSIDIARIES
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                            (Unaudited)



 1.    Basis of Presentation:
       ---------------------

       In the opinion of management, the accompanying unaudited consolidated condensed financial statements of Ames Department Stores, Inc. (a Delaware Corporation) and subsidiaries (collectively "Ames" or the "Company") contain all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of such financial statements for the interim periods. Due to the seasonality of the Company's operations, the results of its operations for the interim period ended October 26, 1996 may not be indicative of total results for the full year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations promulgated by the Securities and Exchange Commission. Certain prior year amounts have been reclassified to conform to the presentation used for the current year. The consolidated condensed balance sheet at January 27, 1996 was taken from audited financial statements previously filed with the Commission in the Company's latest Form 10-K. The accompanying unaudited consolidated condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's latest Form 10-K.


 2.    Earnings Per Common Share:
       -------------------------

       Earnings per share was determined using the weighted average number of common shares outstanding. There were no exercises of warrants during the quarter ended October 26, 1996. Common stock equivalents and fully diluted earnings per share were excluded for the periods with net losses as their inclusion would have reduced the reported loss per share. Fully diluted earnings per share was equal to primary earnings per share for the quarter ended October 26, 1996.


 3.    Inventories:
       -----------

       Inventories are valued at the lower of cost or market. Cost is determined by the retail last-in, first-out (LIFO) cost method for all inventories. No LIFO reserve was necessary at October 26, 1996, January 27, 1996 and October 28, 1995.

 4.    Debt:
       ----

       On April 28, 1994, the Company entered into an agreement with BankAmerica Business Credit, Inc., as agent, two financial institutions as co-agents (together with the agent, the "Agents"), and a syndicate consisting of five other banks and financial institutions, for a secured revolving credit facility of up to $300 million, with a sublimit of $100 million for letters of credit (the "Credit Agreement"). The Credit Agreement is in effect until June 22, 1997, is secured by substantially all of the assets of the Company and requires the Company to meet certain quarterly financial covenants which were amended in January, 1996. In addition, the Company must have no outstanding borrowings (other than borrowings, not to exceed $20 million, related to certain expenditures) under the Credit Agreement for a consecutive 30-day period between November 15th and February 15th of the following year. The Company is in compliance with the financial covenants through the quarter ended October 26, 1996.

       The Company is currently engaged in negotiations regarding the extension or replacement of the Credit Agreement.

       As of October 26, 1996, borrowings of $141.5 million were outstanding under the Credit Agreement. In addition, $26.9 and $2.4 million of standby and trade letters of credit, respectively, were outstanding under the Credit Agreement. The weighted average interest rate on the borrowings was 8.7% and 9.2% for the thirteen and thirty-nine weeks ended October 26, 1996, respectively. The peak borrowing level through October 26, 1996 was $157.6 million.

       The amount of borrowing under the Credit Agreement generally shall not exceed the sum of (i) an amount equal to 55% of inventory not covered by any outstanding letter of credit plus (ii) an amount equal to 50% of inventory covered by any outstanding letter of credit less (iii) a reserve for reinstated debt ($1.5 million as of October 26, 1996). In addition, the Credit Agreement provides for potential establishment of other reserves contingent upon the Company's financial performance. In addition, each Agent reserves the right to adjust the total available to be borrowed by establishing reserves, making determinations of eligible inventory, revising standards of eligibility or decreasing from time to time the percentages set forth above. Reference can be made to the latest Form 10-K for further descriptions of the Credit Agreement and the obligations summarized below, and for descriptions of the Company's other obligations not discussed herein.


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


 6.    Income Taxes:
       ------------

       The Company's estimated annual effective income tax rate for each year was applied to the loss incurred before income taxes for the thirty-nine weeks ended October 26, 1996 and October 28, 1995 to compute non-cash income tax benefits of $0.9 and $5.6 million, respectively. The same method was used to compute the income tax provision of $0.2 million for the third quarter of 1996 and the non-cash income tax benefit of $2.1 million for the third quarter of 1995. The Company currently expects that, as a result of the seasonality of the Company's business, this year's income tax benefit will be offset by non-cash income tax expense in the remaining interim periods. The income tax benefits are included in other current assets in the accompanying balance sheet as of October 26, 1996 and October 28, 1995.


 7.    Litigation:
       ----------

       Reference can be made to the latest Form 10-K (Note 12 to the Consolidated Financial Statements) for various litigation involving the Company, for which there were no material changes since the filing date of the Form 10-K, except as follows.

       As reported in the Form 10-K, Class Action Complaints were filed against the Company on March 21, 1995 and December 15, 1995. Both actions concern certain wage and hour laws claims pertaining to Assistant Managers. On June 25, 1996, a Complaint was filed (the "Third Complaint") against the Company in the United States District Court for the District of Massachusetts entitled David Root, Individually and on Behalf of All other Similarly Situated v. Ames Department Stores, Inc. The Third Complaint alleges that Ames violated the Fair Labor Standards Act by failing to pay overtime to Replenishment Assistant Managers and seeks to recover overtime for Replenishment Assistant Managers employed anywhere in the United States at any time since June 25, 1993. The Company has denied any liability on the basis that Root and other similarly situated Replenishment Assistant Managers were exempt employees not entitled to overtime pay. The Company has further denied that plaintiff is a proper representative of the purported class. No discovery has commenced.

       As reported in the Form 10-K, the Company had commenced an adversary proceeding in the Bankruptcy Court seeking, among other things, to enjoin Argonaut Insurance Company ("Argonaut") from drawing down on a $5 million letter of credit issued to the benefit of Argonaut at the request of Ames in May, 1990. On October 31,
   1996, Argonaut and the Company entered into an agreement resolving all disputes. On November 19, 1996, the agreement was approved by the Bankruptcy Court. If no appeal is filed, it will become final 10 days after it is filed with the Court. The agreeement calls for payment to Argonaut in February, 1997 of $1 million, which amount is included in the self-insurance reserves in the Company's balance sheet.

                           AMES DEPARTMENT STORES, INC. AND SUBSIDIARIES
                                 FISCAL QUARTER ENDED OCTOBER 26, 1996
                      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                                      AND RESULTS OF OPERATIONS



Results of Operations
----------------------
  The following table sets forth the number of stores in operation as of the dates indicated:

                                                     Number of Stores in Operation
                                            ---------------------------------------------
                                            October 26,     January 27,       October 28,
                                               1996            1996              1995
                                            ---------       -----------       -----------
                                                303              307              307


  The following discussion and analysis is based on the historical results of operations for the thirteen and thirty-nine weeks ended October 26, 1996 and October 28, 1995.  Seventeen (17)
stores were closed during fiscal 1996; thirteen (13) stores were opened during the same period.
One store was closed during the first three quarters of fiscal 1995.

  The following table sets forth the historical operating results expressed as a percentage of net sales for the periods indicated:


                                                         Thirteen                 Thirty-nine
                                                        Weeks Ended              Weeks Ended
                                                     ------------------       -------------------
                                                     Oct. 26,  Oct. 28,       Oct. 26,  Oct. 28,
                                                      1996       1995          1996        1995
                                                     -------    -------       -------   ---------
  Net sales                                           100.0 %    100.0 %       100.0 %     100.0 %
  Cost of merchandise sold                             72.7       73.3          72.6        73.2
                                                     -------    -------       -------    --------
     Gross margin                                      27.3       26.7          27.4        26.8
  Expenses and (income):
  Selling, general and administrative expenses         27.3       28.0          27.7        28.5
  Leased department and other operating income         (1.4)      (1.4)         (1.4)       (1.5)
  Depreciation and amortization expense                 0.5        0.5           0.5         0.4
  Amortization of the excess of revalued net
       assets over equity                              (0.3)      (0.3)         (0.3)       (0.3)
  Interest and debt expense, net                        1.1        1.4           1.0         1.3
  Gain on disposition of properties                       -          -             -        (0.4)
                                                     -------    -------       -------    --------

  Income (loss) before income taxes                     0.1       (1.4)         (0.2)       (1.3)

  Income tax benefit (provision)                          -        0.4           0.1         0.4
                                                     -------    -------       -------    --------
  Net income (loss)                                     0.1 %     (1.0)%        (0.1)%      (0.9)%
                                                     =======    =======       =======    ========


                                                      - 9 -

       Total sales (which include leased department sales) for the third quarter increased $16.2 million or 3.1% over the prior-year's third quarter. Net sales for the same period increased $15.3 million or 3.1% over the prior year. These increases were due to an increase of 1.2% in comparable store sales on a 286-store base and the opening of 13 new stores since the end of last year's third quarter, partially offset by the closing of 17 underperforming stores in the first quarter of 1996.

       Total sales for the thirty-nine weeks ended October 26, 1996 increased $13.4 million or 0.9% over the same prior year period. Net sales for the same period increased $14.6 million or 1.0% over the prior year. These increases were due to the opening of the new stores cited above, partially offset by a 0.5% decrease in comparable store sales and the closing of the stores cited above. Net sales for all periods for last year have been restated to reflect the effect of recording "55 Gold" senior citizen discounts as markdowns, which conforms with the current year treatment.

       Gross margin for the third quarter increased $7.1 million, or 0.6% as a percentage of net sales. Gross margin for the thirty-nine weeks increased $12.9 million, or .6% as a percentage of net sales. The third quarter and year-to-date gross margin rate was positively impacted by a higher markup on sales and lower markdowns.

       Selling, general and administrative expenses increased $0.7 million in the third quarter compared to the same prior year period, but decreased 0.7% as a percentage of net sales for the same period. Selling, general and administrative expenses for the thirty-nine week period declined $7.2 million, or 0.8% as a percentage of net sales. In the quarter, increases in home office and field support expenses were partially offset by decreases in advertising and store expenses. All major expense categories, except home office expenses, were lower for the thirty-nine weeks.

       Depreciation and amortization expense increased by $0.3 and $1.5 million in the quarter and year-to-date, respectively, compared to the same prior-year period. The adoption of fresh-start reporting as of December 26, 1992 resulted in the write-off of all of the Company's non-current assets at that date, and therefore depreciation and amortization expense reflects capital additions after that date.

       The amortization of the "excess of revalued net assets over equity under fresh-start reporting" remained the same in the current periods presented as compared to the prior year. The Company is amortizing this amount over a ten-year period.

       Interest and debt expense, net of interest income, declined by $1.2 and $3.3 million, or 0.3% of net sales, in the quarter and year-to-date, respectively. These decreases were due primarily to lower outstanding long-term debt balances as well as a reduction in interest expense related to the Credit Agreement (as defined below). The Company's average outstanding debt under the Credit Agreement decreased in both periods presented: from $145.4 to $131.0 million during the quarter and from $106.3 to $93.8 million during the year-to-date period. Interest rates on the borrowings under the Credit Agreement were also lower in both periods presented.

       The Company recognized $0.4 and $6.1 million of net property gains during the thirty-nine weeks ended October 26, 1996 and
   October 28, 1995, respectively.   During last year's second
   quarter, the Company in separate transactions sold two distribution centers - one of which was an operating property through June, 1995; the other of which had been closed since March, 1993 - and recognized gains totaling $5.1 million. In last year's first quarter, the Company completed the assignment of a lease for a warehouse which was not part of Ames' operations and recognized a gain of $1.0 million.

       The Company's estimated annual effective income tax rate for each year was applied to the loss before income taxes for the thirty-nine weeks ended October 26, 1996 and October 28, 1995 to compute non-cash income tax benefits of $0.9 and $5.6 million, respectively. The same method was used to compute the income tax provision of $0.2 million for the third quarter of 1996 and the non-cash income tax benefit of $2.1 million for the third quarter of 1995. The Company currently expects that, as a result of the seasonality of the Company's business, this year's income tax benefit will be offset by non-cash income tax expense in the remaining interim periods.

       Compared with the projections for the third quarter of 1996 contained in the Form 8-K filed on June 11, 1996 (referred to herein as the "Plan"), sales and EBITDA were $10.8 and $4.6 million higher than Plan, respectively. EBITDA is defined as earnings
   (loss) before net interest expense, income taxes, LIFO expense, extraordinary or non-recurring items (including certain pre-opening expenses), depreciation, amortization and other non-cash charges and gain or loss on the sale of properties after January 28, 1996. Year-to-date sales were $8.2 million less than Plan and year-to-date EBITDA was $8.9 million better than Plan. The year-to-date EBITDA results reflected lower-than-planned expenses and higher-than-planned gross margin rate, partially offset by the lower-than-planned sales.


   Liquidity and Capital Resources
   -------------------------------

       On April 28, 1994, the Company entered into an agreement with BankAmerica Business Credit, Inc., as agent, two financial institutions as co-agents (together with the agent, the "Agents"), and a syndicate consisting of five other banks and financial institutions, for a secured revolving credit facility of up to $300 million, with a sublimit of $100 million for letters of credit (the "Credit Agreement"). The Company was in compliance with the financial covenants of the Credit Agreement through the quarter ended October 26, 1996.

       The Credit Agreement is in effect until June 22, 1997. The
   Company is currently engaged in negotiations regarding the extension or replacement of the Credit Agreement.

       Reference can be made to Note 4 of this Quarterly Report and the latest Form 10-K for further descriptions of the Credit
   Agreement and the Company's other obligations.

       Merchandise inventories, valued on a LIFO basis, decreased $41.5 million from October 28, 1995 to October 26, 1996 due to a planned reduction in apparel inventories and the effect of closing 17 stores during this year's first quarter, partially offset by the addition of thirteen (13) new stores since last year's third quarter. The increase in inventories of $156.6 million from January 27, 1996 to October 26, 1996 was the result of a normal seasonal build-up of inventories.

       Trade accounts payable increased $15.3 million from October 28, 1995 to October 26, 1996 due primarily to the timing of merchandise receipts and improved trade payment terms. The increase in trade accounts payable of $105.8 million from January 27, 1996 to October 26, 1996 was the result of the seasonal build-up of merchandise inventories referenced earlier.

       Long-term debt decreased $12.8 million and $10.6 million from October 28, 1995 and January 27, 1996, respectively, to October 26, 1996 due primarily to the payment of the deferred cash distribution referenced in Note 4 of this Quarterly Report.

       Capital expenditures for the thirty-nine weeks ended October 26, 1996 totaled $15.3 million and for the balance of the year are
   estimated to be approximately $6.5 million.   The Company adjusts
   its plans for making such expenditures depending on the amount of internally generated funds.

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



Item 4. Submission of Matters to a Vote of Security Holders
        ---------------------------------------------------

            There were no matters submitted to a vote of security holders during the third quarter ended October 26, 1996, through the solicitation of proxies or otherwise.


Item 6. Exhibits and Reports on Form 8-K
        --------------------------------


    (a) Index to Exhibits
        -----------------


        Exhibit No.                 Exhibit                          Page No.
        -----------                 -------                          --------

            11          Schedule of computation of primary              15
                        and fully diluted earnings per share



    (b) Reports on Form 8-K:
        -------------------

        The following reports on Form 8-K were filed with the Securities and Exchange Commission during the third quarter:


    Date of Report    Date of Filing      Item #      Description
    --------------    --------------      ------      -----------

    August 14, 1996    August 14, 1996      5         Disclosure
                                                      of fiscal
                                                      July 1996
                                                      results.

    September 6, 1996  September 6, 1996    5         Disclosure
                                                      of fiscal
                                                      August 1996
                                                      results.

    October 11, 1996   October 11, 1996     5         Disclosure of
						                                                fiscal September
						                                                1996 results.

                                SIGNATURES





    Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                 AMES DEPARTMENT STORES, INC.
                                         (Registrant)




  Dated:  November 22, 1996   /s/ Joseph R. Ettore
                              --------------------------------------
                              Joseph R. Ettore, President, Director,
                              and Chief Executive Officer






  Dated:  November 22, 1996   /s/ John F. Burtelow
                              --------------------------------------
                              John F. Burtelow, Executive Vice
                              President and Chief Financial Officer






  Dated:  November 22, 1996   /s/ Gregory D. Lambert
                              --------------------------------------
                              Gregory D. Lambert
                              Senior Vice President - Finance

                                                                                Exhibit 11
                         AMES DEPARTMENT STORES, INC. AND SUBSIDIARIES
                         SCHEDULE OF COMPUTATION OF PRIMARY AND FULLY DILUTED EARNINGS
                           PER SHARE
                         (Amounts in thousands except per share amounts)
                                                  For the Thirteen      For the Thirty-nine
                                                    Weeks Ended            Weeks Ended
                                                --------------------   --------------------
                                                Oct. 26,   Oct. 28,    Oct. 26,   Oct. 28,
                                                  1996       1995        1996       1995
                                                ---------  ---------   ---------  ---------
Net income (loss)                                   $421    ($4,884)    ($2,063)  ($12,837)
                                                =========  =========   =========  =========

For Primary Earnings Per Share
------------------------------
Weighted average number of common shares
     outstanding during the period                20,460     20,127      20,465     20,127

Add: Common stock equivalent shares represented by
      -  Series B Warrants                           (a)        (b)         (b)        (b)
      -  Series C Warrants                         1,340        (b)         (b)        (b)
      -  Options under 1994 Management Stock
              Option Plan                            168        (b)         (b)        (b)
      -  Options under 1994 Non-Employee Directors
              Stock Option Plan                        6        (b)         (b)        (b)
                                                ---------  ---------   ---------  ---------
Weighted average number of common and common
     equivalent shares used in the calculation
     of primary earnings per share                21,974     20,127      20,465     20,127
                                                =========  =========   =========  =========

Primary net income (loss) per share                $0.02     ($0.24)     ($0.10)    ($0.64)
                                                =========  =========   =========  =========


For Fully Diluted Earnings Per Share
---------------------------------------
Weighted average number of common shares
     outstanding during the period                20,460     20,127      20,465     20,127

Add: Common stock equivalent shares represented by
      -  Series B Warrants                           (a)        (b)         (b)        (b)
      -  Series C Warrants                         1,480        (b)         (b)        (b)
      -  Options under 1994 Management Stock
              Option Plan                            314        (b)         (b)        (b)
      -  Options under 1994 Non-Employee Directors
              Stock Option Plan                       17        (b)         (b)        (b)
                                                ---------  ---------   ---------  ---------
Weighted average number of common and common
     equivalent shares used in the calculation
     of fully diluted earnings per share          22,271     20,127      20,465     20,127
                                                =========  =========   =========  =========

Fully diluted net income (loss) per share          $0.02     ($0.24)     ($0.10)    ($0.64)
                                                =========  =========   =========  =========

 (a) These options/warrants were not considered common stock equivalents because the exercise price exceeded the market price of the common stock for all or substantially all of the period.
 (b) Common stock equivalents have not been included because the effect would be anti-dilutive.



                                                            - 15 -