Form 10-K
period 1997-01-25
AMES DEPARTMENT STORES INC
filed 1997-04-03
CIK 6071

SECURITIES AND EXCHANGE COMMISSION
                                 WASHINGTON, D.C. 20549

                                       FORM 10-K



[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended          January 25, 1997
                           -------------------------------------

                                            OR


[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934


For the transition period from                to
                               ---------------   ---------------


                    AMES DEPARTMENT STORES, INC.
        -------------------------------------------------
       (Exact Name of Registrant as Specified In Its Charter)


           DELAWARE                           04-2269444
      ------------------------           --------------------
  (State or Other Jurisdiction of   (I.R.S. Employer Identification Number)
   Incorporation or Organization)


2418 Main Street, Rocky Hill, Connecticut                06067
-----------------------------------------             ----------
(Address of Principal Executive Offices)               (Zip Code)


Registrant's Telephone Number, Including Area Code        (860) 257-2000
                                                          ---------------



Securities Registered Pursuant to Section 12(b) of the Act:
None


Securities Registered Pursuant to Section 12(g) of the Act:


Title of Each Class           Name of Each Exchange on Which Registered
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

                        Yes   X    No
                            -----     -----

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

     As of March 1, 1997, the aggregate market value of voting stock held by non-affiliates of the Registrant was $188,074,635 based on the last reported sale price of the Registrant's Common Stock on the NASDAQ National Market System.

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

    20,741,599 shares of Common Stock were outstanding on March 1, 1997.


     DOCUMENTS INCORPORATED BY REFERENCE:   Portions of the
Registrant's definitive proxy statement to be filed pursuant to Regulation 14A within 120 days after the end of the Registrant's fiscal year are incorporated by reference in Part III.




Page 1 of 76 pages (including Exhibits)             Exhibit Index on page 51

                                          PART I

ITEM 1.   DESCRIPTION OF BUSINESS.
          -----------------------

      (a) GENERAL.

          Ames Department Stores, Inc. and its subsidiaries (collectively, "Ames" or the "Company") are retail merchandisers. As of March 1, 1997, Ames operated 291 discount department stores under the Ames name in 14 states in the Northeast, Middle Atlantic and Mid-West regions and the District of Columbia. The Company's stores are located in rural communities, some of which are not served by other large retail stores, high-traffic suburban sites, small cities and several major metropolitan areas. The stores largely serve middle and lower-middle income customers.

          Ames is a Delaware corporation organized in 1962 as a successor to a business originally founded in 1958. Ames was reorganized in December, 1992 under Chapter 11 of the United States Bankruptcy Code ("Chapter 11"). The principal executive offices are located at 2418 Main Street, Rocky Hill, Connecticut 06067, and the telephone number is (860) 257-2000.


      FISCAL 1996

          The Company continued to improve operations and its long-term competitive position during the fiscal year ended January 25, 1997 ("Fiscal 1996" or "1996"):


      -   REMODELING AND NEW STORES

          The Company opened thirteen (13) new stores in Fiscal 1996, the largest number of new stores opened by the Company in a single year since 1989. These feature Ames' latest "customer-friendly" design format, including "soft corners" that open up to highlight key departments such as home electronics, domestics, furniture and seasonal merchandise; an updated apparel presentation in the center of the store; and customer service "call boxes" located throughout the store to summon assistance. In addition, the Company completed the full remodel of four (4) stores in Fiscal 1996, incorporating many of the latest design formats featured in the new stores.


      -   COST-REDUCTION INITIATIVES TO PURSUE GROWTH OPPORTUNITIES

          The Company continued its efforts to reduce costs and implement growth strategies during Fiscal 1996. The closing of 17 underperforming stores, announced in January, 1996, was completed in March, 1996. In August, 1996, the Company opened its state-of-the-art digital in-house photo studio which is expected to save more than $1 million annually, while providing cutting-edge production capability for its advertising circulars. In December, 1996, the Company announced several important initiatives in its information services area for 1997; the addition of up to ten new stores in 1997, seven of which have been identified as of the date of this report; and the closing of twelve (12) stores which was completed in February, 1997. A thirteenth will close in conjunction with the opening of a new store in mid-summer, 1997. Included in the information services initiatives will be the installation of new point-of-sale and back-office hardware and software in 30 stores in 1997. The new system is expected to improve customer service as well as employee productivity.

    -   ADVERTISING AND MARKETING PROGRAMS

          The Company's 55 Gold Savings Card Program, which provides a 10% discount each Tuesday on all merchandise purchased by customers aged 55 or older, expanded to 1.6 million card holders. The Ames price-value promotional strategy continued to be supported by the marketing theme introduced in the prior year - Bargains By The BagfulSM - and the merchandise values offered the customer by the Special Buy program.

          The Company believes its operating performance and the availability of its financing facilities will provide sufficient liquidity to allow the Company to meet its financial obligations. The Company continually reviews the profitability of its stores in the ordinary course of business and closes or sells stores whose performance is thought to be inadequate.
      The Company will consider relocating certain stores and opening new stores, particularly in selected markets that would reinforce marketing programs, enhance name recognition, and/or achieve market penetration. The Company expects to open between seven and ten new stores in the fiscal year ending January 31, 1998 ("Fiscal 1997" or "1997").


      (b) FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS.

          Ames operates self-service retail discount department stores selling a broad range of merchandise. There are no other reportable industry segments.


      (c) NARRATIVE DESCRIPTION OF BUSINESS.

          (i)  SERVICES, MARKETS AND DISTRIBUTION.

                   Ames sells primarily brand name general
               merchandise, including the following items: family apparel and accessories, shoes, housewares, home furnishings, crafts, hardware and automotive accessories, sporting goods, toys, small appliances and consumer electronics, pre-recorded tapes and compact discs, jewelry, health and beauty products, household products, camera and photographic supplies, pet products, party and paper products, and school and office supplies. Although Ames attempts to be competitive on everyday pricing, the Company primarily employs a high/low promotional pricing strategy with an emphasis on quality weekly circular advertising. The Company will continue to stress breadth of products in selected merchandise categories; clean, neat and well-maintained facilities; appealing merchandise presentation; and customer service.

                   Merchandise is purchased centrally for all
               stores by Ames associates at the Rocky Hill, CT headquarters and is shipped by vendors either directly to individual stores or to Ames' distribution centers in Massachusetts and Pennsylvania which then make deliveries to stores.

                   For the last three fiscal years, women's apparel
               has been the only class of product that exceeded 10% of total sales, accounting for an average of approximately 13% of total sales. An average of approximately 25% of sales for the last three fiscal years were made using third party credit cards and the remainder were made by cash or check.

      The table below sets forth the number of retail stores in operation in each state at the end of each of the last three fiscal years.

                           Stores in Operation at Fiscal Year End
                          --------------------------------------
                              1996(a)      1995(b)   1994(c)
                             ---------    ---------  --------
      Connecticut               15           15         15
      Delaware                   4            4          4
      District of Columbia       1            1          1
      Maine                     23           28         28
      Maryland                  25           25         25
      Massachusetts             33           32         31
      New Hampshire             18           18         18
      New Jersey                 9            6          5
      New York                  75           81         81
      Ohio                      11           11         11
      Pennsylvania              56           53         54
      Rhode Island               7            7          7
      Vermont                   13           13         13
      Virginia                   6            6          6
      West Virginia              7            7          7
                               ---          ---        ---
         Total                 303          307        306
                               ===          ===        ===

      (a) Includes thirteen (13) stores to be closed in 1997:  Maine
          (1), Maryland (2), Massachusetts (1), New Hampshire (1), New York (3), Ohio (4) and Vermont (1); and includes one (1) Pennsylvania store closed as a result of flooding in January, 1996. In March, 1997, it was determined that this store would not be re-opened.

      (b) Includes seventeen (17) stores in the process of closing at year-end.


      (c) Includes one Pennsylvania store in the process of closing at year-end.

         (ii)  NEW PRODUCTS.

               The introduction of new products was not significant to the business of the Company for Fiscal 1996.


        (iii)  RAW MATERIALS.

               The Company does not rely on any one or a few suppliers for a material portion of its purchases, and there is no current or anticipated problem with respect to the availability of merchandise.

        (iv)  PATENTS, TRADEMARKS AND LICENSES.

               The mark "Ames" is registered with the United States Patent and Trademark Office. The Company considers this mark and the associated name recognition to be valuable to its business. The Company has a significant number of other trademarks, trade names, and service marks, some of which, such as "Crafts & More " "Pawsitively Pets and "Party Plaza " are used in connection with certain of the Company's specialty departments within the stores. Although the Company considers these additional marks and its patents and licenses to be valuable in the aggregate, none of them individually is currently considered to have a material impact on the Company's business.

          (v)  SEASONALITY OF BUSINESS.

               The Company's sales are greater during the second half of the fiscal year as a result of the back-to-school and Christmas shopping seasons. Sales are highest in the last fiscal quarter.

         (vi)  WORKING CAPITAL.

               As of January 25, 1997, the Company's current ratio (current assets divided by current liabilities) was 1.4 to 1.0. See Item 7(b) - Management's Discussion and Analysis - Liquidity and Capital Resources for discussion of liquidity and plans to meet future liquidity needs.

               The demand for working capital is heaviest in April and May, and from August through November, when sufficient merchandise must be purchased for the spring, back-to-school and Christmas seasons, respectively.

        (vii)  CUSTOMERS.

               No material part of the Company's business is dependent upon a single customer or a few customers. During Fiscal 1996, Ames had no single customer or affiliated group of customers to whom sales were made in an amount which accounted for 10% or more of the Company's total sales for such period.

               As is customary in the discount store industry, the Company's retail operations allow merchandise to be returned by customers. In addition, the Company has a program that allows for the matching of its sales prices to the advertised sales prices of its local competitors upon presentation of proper proof of the competitor's advertised price on the same item. Merchandise may also be purchased under the Ames layaway plan.

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

       (xiii)  EMPLOYEES.

               At March 1, 1997, Ames employed approximately 20,000 people.

      (d) FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES.

          The information called for by this item is not relevant to the Company's business.

ITEM 2.  PROPERTIES.
         ----------

      As of January 25, 1997, the Company's store lease obligations covered a total of 19.0 million square feet, including approximately 1.6 million square feet for stores already closed or to be closed in 1997. The average store size is approximately 60,000 square feet, of which approximately 82% is selling area.

      The construction of one store, located in Monroeville, PA, was financed with an industrial development bond. Ames has an option to purchase this location at nominal cost at the expiration of the lease term in May, 2003. The land and buildings for five other store locations are owned by Ames. The remainder of the Company's stores are leased, with the leases expiring at various times between 1997 and 2018. The leases generally have renewal options permitting extensions for at least five years. In addition, the leases typically provide for fixed annual rentals, payment of certain taxes, insurance and other charges, and additional rentals based on a percentage of sales in excess of certain fixed amounts. Except for certain point-of-sale equipment that is leased, vendor-owned greeting card equipment and leased department equipment, Ames owns the fixtures and equipment in its stores, some of which are subject to various financing arrangements.

      The Company's warehouse and distribution facilities in Leesport, PA, and Mansfield, MA are owned and occupy an aggregate of approximately
1.7 million square feet. The Mansfield, MA facility is subject to a mortgage.


     Ames leases approximately 386,000 square feet of space in Rochester, NY under a lease expiring on December 31, 2007, with two ten-year renewal options. These premises have been subleased to an unaffiliated tenant for the remainder of the lease term.

      Ames owns and occupies its 217,000 square foot corporate office in Rocky Hill, CT. The Company has a lease for 100,000 square feet of storage space in East Hartford, CT expiring in July, 1998, and a lease, expiring in April, 2006, for 33,000 square feet in Rocky Hill, CT for an in-house photography studio and print shop.


ITEM 3.  LEGAL PROCEEDINGS.
         -----------------
      Ames is involved in various litigation as detailed in Note 12 to the Consolidated Financial Statements included in this Form 10-K.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
         -----------------------------------------------------------

      There were no matters submitted during the fourth quarter of Fiscal 1996 to a vote of security holders, through the solicitation of proxies or otherwise.



                         PART II


ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
         ----------------------------------------------------
           MATTERS CONCERNING SECURITY HOLDERS.
           -------------------------------------

      The Company's common stock is listed on the NASDAQ National Market System ("NASDAQ"; symbol: AMES). As of March 1, 1997, Ames had 6,515 registered stockholders of record. Low and high prices of the Company's common stock for Fiscal 1996 and for the fiscal year ended January 27, 1996 ("Fiscal 1995" or "1995"), as reported on NASDAQ, are shown in the table below:

                             Fiscal 1996           Fiscal 1995
                           Low          High      Low          High
                          -------------------    -------------------
       1st Quarter       $1  1/4     $2  7/16    $2  5/16    $3 13/16

       2nd Quarter        1  7/8      3  5/8      2           2 13/16

       3rd Quarter        2  1/8      5  3/16     1  1/8      3 9/16

       4th Quarter        3 11/16     6  1/2      1  5/32     2  1/8


      There were no quarterly dividends paid by Ames to the holders of its common stock during these periods. Dividends cannot be declared under the terms of the Company's revolving credit facility. On November 30, 1994, the Company adopted a Stock Purchase Rights Agreement as described in
Note 7 to the Consolidated Financial Statements.

ITEM 6.  SELECTED FINANCIAL DATA.
          -----------------------

      The following selected financial data of Ames should be read in conjunction with the Consolidated Financial Statements and related Notes appearing elsewhere in this Form 10-K.

                               (in thousands except per share data)
                  ---------------------------------------------------------------------------------------------
                  Fiscal Year     Fiscal Year     Fiscal Year     Fiscal Year     Five Weeks     Forty-eight
                      Ended          Ended           Ended          Ended           Ended         Weeks Ended
                  Jan. 25, 1997   Jan. 27, 1996   Jan. 28, 1995   Jan. 29, 1994   Jan. 30, 1993   Dec. 26, 1992
                  -------------   -------------  -------------   -------------   --------------  ---------------
Net sales           $2,161,680      $2,104,231     $2,142,827     $2,123,527        $142,349      $2,284,026
Net income (loss)      $17,301 (a)     ($1,618) (b)   $17,026 (c)    $10,823 (d)    ($23,892)       $718,888 (e)
Net income (loss)
  per common sh.          $.76 (a)        (.08) (b)      $.79 (c)       $.51 (d)      ($1.19)             -  (e)
Total assets          $536,793        $502,582       $533,388       $567,131        $638,046        $725,026
Long-term debt &
  capital leases       $38,220         $52,531        $77,095        $93,309        $176,239        $176,484


  (a) Includes charges of $9.7 million for the costs associated with the closing of thirteen (13) stores and an extraordinary loss, net of tax, of $1.4 million for the early extinguishment of debt.

  (b) Includes charges of $20.9 million for the costs associated with the closing of seventeen (17) stores and property gains of $9.1 million.

  (c) Includes an extraordinary loss, net of tax, of $1.5 million for the early extinguishment of debt; property gains of $7.5 million; and a non-recurring gain of $12.0 million for a litigation settlement.

  (d) Includes an extraordinary gain, net of tax, of $0.9 million for the early extinguishment of debt and property gains of $1.3 million.

  (e) Excludes the results of 60 stores after the date of their announced closings (October 30, 1992), closed as part of the Company's final restructuring prior to its emergence from Chapter
      11. Includes an extraordinary gain of approximately $1.25 billion on debt discharged pursuant to the plan of reorganization; a charge for revaluation of assets and liabilities under fresh-start reporting of $391.2 million; restructuring charges of $88.5 million (for the costs of rejected leases, closing costs associated with the 60 closed stores, costs for discontinuance of private-label children's apparel, and certain home office and field employee severance costs); and bankruptcy expenses of $25.5 million. Net earnings per share was not presented for the forty-eight week period ended December 26, 1992 because such presentation would not be meaningful. The old common stock was canceled under the plan of reorganization and the new common stock was not issued until December 30, 1992.

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
            CONDITION AND RESULTS OF OPERATIONS.
            -----------------------------------

(a)   RESULTS OF OPERATIONS.

  The following table sets forth the number of stores in operation during each fiscal year:

                                          Fiscal Year Ended
                                ----------------------------------------
                            January 25, 1997   January 27, 1996  January 28, 1995
                            ---------------    ----------------  -----------------
Stores, beginning of period          307               306               308
New stores                            13                 2                 1 (c)
Closed stores                        (17)(a)            (1)(b)            (3)(d)
                                     -----            -----             -----
Stores, end of period                303               307               306
                                    =====             =====             =====

      (a) Excludes (i) thirteen (13) stores to be closed in 1997 and
          (ii) one (1) store closed as a result of flooding in January, 1996. In March, 1997, it was determined that this store would not be re-opened.

      (b) Excludes (i) two (2) stores temporarily closed as a result of flooding in January, 1996 and (ii) seventeen (17) stores in the process of closing at year-end.

      (c) Represents the Mt. Pocono, PA store that was destroyed by fire on November 2, 1993, rebuilt by the landlord, and reopened by the Company in November, 1994.

      (d) Does not include one store in the process of closing at year-end.

      The following discussion and analysis is based on the results of operations of the Company for Fiscal 1996 and 1995 and for the fiscal year ended January 28, 1995 ("Fiscal 1994" or "1994"). The financial information set forth below should be read in conjunction with the Consolidated Financial Statements of Ames Department Stores, Inc. and its subsidiaries included elsewhere in this filing.

      The Company's business is seasonal in nature, with a large portion (33% in Fiscal 1996) of its net sales occurring in the fourth quarter, which includes the Christmas selling season. Total sales, including sales from leased departments, for the last three fiscal years and the respective total sales percentage increases/decreases and comparable store sales percentage increases/decreases over the prior year for stores that have been open and operated by Ames for at least the prior full fiscal year were:

    (000's omitted)                   Percentage Increases (Decreases)
    ---------------              -----------------------------------
 Fiscal Year Ended      Total Sales     Total Sales       Comparable Stores
-------------------    ---------------  -------------    ------------------
 January 25, 1997        $2,255,749          2.6%              1.0%

 January 27, 1996        $2,199,409         (1.9)%            (1.0)%

 January 28, 1995        $2,242,270          0.6%              1.7%

The rate of inflation did not have a significant effect on sales during these periods.

RESULTS OF OPERATIONS FOR FISCAL 1996 COMPARED TO FISCAL 1995

      The Company reported improvements in 1996 in sales and net earnings. The Company achieved this improvement principally because of the favorable impact of thirteen (13) new stores, the closing of seventeen (17) underperforming stores at the beginning of the year and an improvement in the control of merchandise inventories.

      Total sales increased 2.6% from 1995 due to an increase of 1.0% in comparable store net sales and the opening of new stores cited above, partially offset by the closing of the stores cited above. Net sales for Fiscal 1995 have been restated to reflect the effect of recording "55 Gold " senior citizen discounts as markdowns, which conforms with the 1996 treatment.


      The following table sets forth the results of operations for 1996 and 1995 in millions and as a percentage of net sales:

                                                       Fiscal 1996            Fiscal 1995
                                                   --------------------    --------------------
                                                     $ mil.  % of Sales     $ mil.    % of Sales
                                                     -------  ---------     --------   --------
   Net sales                                         2,161.7    100.0%       $2,104.2  100.0%
   Costs, expenses and (income):
    Cost of merchandise sold                         1,569.0     72.6        1,544.0    73.4
    Selling, general and administrative expenses       563.4     26.1          552.7    26.3
    Leased dept. and other operating income            (29.3)    (1.4)         (29.7)   (1.4)
    Depreciation and amortization expense               12.5      0.6           12.4     0.6
    Amortization of the excess of revalued net assets
     over equity under fresh-start reporting            (6.2)    (0.3)          (6.2)   (0.3)
    Interest and debt expense, net                      19.0      0.9           24.1     1.1
    Gain on disposition of properties                   (0.4)     ---           (9.1)   (0.4)
    Store closing charge                                 6.9      0.3           17.6     0.8
                                                       -------   ------        -------   ----
   Income before income taxes
    and extraordinary item                              26.8      1.2           (1.6)   (0.1)

   Income tax provision                                  8.1      0.4            ---     ---
                                                        ------   ----          ------  ------
   Income before extraordinary item                     18.7      0.9            (1.6)  (0.1)

   Extraordinary loss, net                                1.4     0.1            ---     ---
                                                        -------  -----          -----    -----

    Net income (loss)                                   $17.3     0.8%          ($1.6)  (0.1)%
                                                        ======    ====          ======  ======

      Gross margin increased $32.5 million or 0.8% as a percentage of net sales in 1996 compared to 1995. The gross margin rate was favorably impacted by a higher markup on sales and a reduction in clearance markdowns due to the improvement in controlling merchandise inventories. These factors were partially offset by higher "55 Gold " senior citizen markdowns in 1996 compared to 1995. Cost of merchandise sold for 1996 includes a $2.8 million charge for the inventory write-down incurred in connection with the 13 stores to be closed in 1997. Approximately $3.3 million for the inventory write-down recorded in 1995 in connection with the 17-store closing has been reclassified to cost of merchandise sold in order to conform to the 1996 presentation. The inventory write-down had been classified as part of the store closing charge in 1995.

      Selling, general and administrative expenses increased $10.7 million, but decreased by 0.2% as a percentage of net sales in 1996 compared to 1995. The increase in expenses was due primarily to higher expenses recorded under the Company's various incentive compensation plans (Note 10) and an increase in pre-opening expenses resulting from the opening of the 13 new stores. Partially offsetting these increases was a decrease in the Company's store payroll expense.

      Leased department and other operating income declined $0.4 million and remained flat as a percentage of net sales in 1996 compared to 1995. This decline was due primarily to the decline in leased department sales.

.

      Depreciation and amortization expense increased by $0.1 million and remained flat as a percentage of net sales, in 1996 compared to 1995. Depreciation and amortization expense includes impairment losses of $2.2 million and $3.4 million in 1996 and 1995, respectively, pursuant to the adoption of SFAS No. 121 in the fourth quarter of 1995. Depreciation and amortization also includes depreciation on capital additions subsequent to December 26, 1992, the date on which the Company wrote off all of the Company's non-current assets in connection with the adoption of fresh start accounting. The amortization of the excess of revalued net assets over equity under fresh-start reporting remained the same in 1996 as in 1995. The Company is amortizing this amount over a ten-year period.

      Interest and debt expense, net of interest income, declined $5.1 million or 0.3% of net sales in 1996 compared to 1995. The reduction was primarily due to a significant reduction in short term interest expense as well as the favorable impact of lower outstanding long-term debt and capital lease balances. The decrease in short term interest expense reflected a decrease in short term borrowings (from a weighted average of $101.7 million in 1995 to $86.1 million in 1996) and a decrease in interest rates under the Company's revolving credit agreement. The Company's average outstanding long-term debt and capital lease balances decreased to $56.3 million in 1996 from $78.8 million in 1995 due to certain prepayments of debt made in connection with the sales of properties in 1995 and payments made in the normal course of business.

      During 1996, the Company sold several leases for a total of $0.7 million in proceeds and recognized gains totaling $0.4 million. During 1995, the Company sold or assigned several properties (Note 15) for a total of $11.6 million in proceeds and recognized gains totaling $9.1 million.

      In the fourth quarter of 1996, the Company recorded charges of $9.7 million in connection with the closing of thirteen (13) stores. The $9.7 million is classified in two line items: $6.9 million as store closing charge and $2.8 million as part of cost of merchandise sold. Twelve of the stores closed in February, 1997, and the thirteenth store is expected to close in mid-summer, 1997.

      In the fourth quarter of 1995, the Company recorded charges of $20.9 million in connection with the closing of seventeen (17) stores and the elimination of 71 positions in the corporate headquarters. The $20.9 million is now classified in two line items: $17.6 million as store closing charge and $3.3 million as part of cost of goods sold. The 17 stores closed in March, 1996. The $3.3 million charge, representing the inventory write-down for the 17 closing stores, had been classified as part of the store closing charge in the original presentation of the results for 1995.

      As a consequence of fresh-start reporting and SFAS No. 109 (Note
9), the Company recorded a non-cash income tax provision of $8.1 million for 1996 with an associated increase in additional paid-in capital.

      As a result of the termination of the Prior Credit Agreement in December, 1996 (see "Liquidity and Capital Resources" below), the Company recorded in 1996 a non-cash extraordinary charge of $1.4 million, net of tax benefit of $0.6 million, which tax benefit was a reduction of additional paid-in capital. The charge was for the write-off of the deferred financing costs related to the Prior Credit Agreement.

RESULTS OF OPERATIONS FOR FISCAL 1995 COMPARED TO FISCAL 1994

      Despite a decline in sales in 1995, the Company recorded an improvement in income before store closing charges, property gains and litigation settlements. The Company achieved this improvement primarily by reducing its selling, general and administrative expenses both in amount and as a percentage of net sales.

      Total sales decreased 1.9% from 1994 due to a decrease of 1.0% in comparable store net sales and a 4.4% decline in leased department (shoes) comparable store sales. The major causes for the decline in sales were a weak holiday selling season in the retail industry, additional new competition as well as a planned de-emphasis in jewelry, partially offset by the senior citizens discount program (the 55 Gold Savings Card program) and a continued improvement in the in-stock inventory position.

      The following table sets forth the results of operations for 1995 and 1994 in millions and as a percentage of net sales:

                                                           Fiscal 1995         Fiscal 1994
                                                       ------------------   ------------------
                                                        $ mil.  % of Sales  $ mil.    % of Sales
                                                        -----   ----------   -------  --------
   Net sales                                          $2,104.2   100.0%     $2,142.8    100.0%
   Costs, expenses and (income):
    Cost of merchandise sold                           1,544.0    73.4       1,571.2     73.3
    Selling, general and administrative expenses         552.7    26.3        568.8      26.5
    Leased dept. and other operating income              (29.7)   (1.4)       (30.3)     (1.4)
    Depreciation and amortization expense                 12.4     0.6         5.3        0.2
    Amortization of the excess of revalued net assets
     over equity under fresh-start reporting              (6.2)  (0.3)        (6.1)      (0.3)
    Interest and debt expense, net                        24.1    1.1         25.4        1.2
    Gain on disposition of properties                     (9.1)  (0.4)        (7.5)      (0.3)
    Store closing charge                                  17.6    0.8          ---        ---
    Distribution center closing costs                      ---    ---          1.3        0.1
    Nonrecurring gain-litigation settlement                ---    ---        (12.0)      (0.6)
                                                        ------   -----       ------      -----
   Income before income taxes
    and extraordinary item                               (1.6)   (0.1)        26.7        1.3

   Income tax provision                                   ---     ---         (8.2)      (0.4)
                                                        -------  ------       ------    -----


   Income before extraordinary item                       (1.6)  (0.1)         18.5       0.9

   Extraordinary loss, net                                 ---    ---          (1.5)     (0.1)
                                                        ------- ------        -------    -----

    Net income(loss)                                     ($1.6)  (0.1)%        $17.0      0.8%
                                                         ====== ======         ======     =====

      Gross margin declined $11.4 million or 0.1% as a percentage of net sales in 1995 compared to 1994. The gross margin rate was negatively impacted by a lower markup on sales, reflecting a strategy of lowering prices, and the impact of the discounts related to the senior citizen discount program. These factors were partially offset by lower advertising and clearance markdowns in 1995 compared to 1994.

      Selling, general and administrative expenses decreased $16.1 million or 0.2% as a percentage of net sales in 1995 compared to 1994. Reductions in advertising, home office, field support and store non-payroll expenses were partially offset by an increase in store payroll expense.
The advertising expense decrease reflected a reduction in the distribution expense for advertising circulars resulting from more effective distribution and fewer circulars. The decrease in home office expenses was principally a reduction in home office payroll. The Company's insurance expense was lower by $5.2 million in 1995 compared to 1994 as a result of a reduction in the reserves for prior years' claims as well as the continued improved experience in workers' compensation and general liability claims, partially offset by an increase in health claims.

      Leased department and other operating income declined $0.6 million and remained the same as a percentage of net sales in 1995 compared to 1994. This decline was due primarily to the decline in leased department sales.

      Depreciation and amortization expense increased by $7.1 million or 0.4% of net sales in 1995 compared to 1994. The Company elected to adopt SFAS No. 121 during the fourth quarter of 1995, resulting in the recording of an impairment loss of $3.4 million which was classified as part of depreciation and amortization expense. Depreciation and amortization expense includes depreciation on capital additions subsequent to December 26, 1992, the date on which the Company wrote-off all of the Company's non-current assets in connection with the adoption of fresh-start accounting. The amortization of the excess of revalued net assets over equity under fresh-start reporting remained the same in 1995 as in 1994. The Company is amortizing this amount over a ten-year period.

      Interest and debt expense, net of interest income, declined $1.3 million or 0.1% of net sales in 1995 compared to 1994. The favorable impact of lower outstanding long-term debt and capital lease balances was partially offset by an increase in short-term interest expense and a reduction in interest income. In June, 1994, the Company prepaid approximately $69 million of debt utilizing a portion of the Prior Credit Agreement (as defined below, in "Liquidity and Capital Resources") and the funds that were no longer required to be restricted for the collateralization of letters of credit. From 1994 to 1995 the Company's average monthly outstanding long-term debt and capital lease balance decreased from $121.1 million to $78.8 million due to the June, 1994, prepayment, certain other prepayments of debt made in connection with the sales of properties in 1995 and payments made in the normal course of business. The increase in short-term interest expense reflected an increase in short-term borrowings (from a weighted average balance of $96.1 million in 1994 to $101.7 million in 1995) as well as an increase in interest rates. The decrease in interest income in 1995 was the result of reduced restricted cash balances.

      During 1995, the Company sold or assigned several properties (Note
15) for a combined total of $11.6 million in proceeds and recognized gains totaling $9.1 million.

      In the fourth quarter of 1995, the Company recorded charges of $20.9 million in connection with the closing of seventeen (17) stores and the elimination of 71 positions in the corporate headquarters. The $20.9 million is now classified in two line items: $17.6 million as store closing charge and $3.3 million as part of cost of goods sold. The 17 stores closed in March, 1996. The $3.3 million charge, representing the inventory write-down for the 17 closing stores, had been classified as part of the store closing charge in the original presentation of the results for 1995.


(b)   LIQUIDITY AND CAPITAL RESOURCES.


CREDIT FACILITIES - FISCAL 1996 AND FISCAL 1995

      The Company's principal sources of liquidity are certain available credit facilities, cash from operations, and cash on hand. On December 27, 1996, the Company entered into an agreement with BankAmerica Business Credit, Inc., as agent, and a syndicate consisting of seven other banks and financial institutions, for a secured revolving credit facility of up to $320 million (the "Credit Agreement"). Prior to this date, the Company had a $300 million secured revolving credit facility (the "Prior Credit Agreement") in place with the same financial institutions. The Prior Credit Agreement terminated on the effective date of the Credit Agreement.

        The Credit Agreement is in effect until June 30, 2000, is secured by substantially all of the assets of the Company, and requires the Company to meet certain financial covenants. Ames is in compliance with the financial covenants through the quarter ended January 25, 1997. Reference can be made to Note 5 for a further description of the Credit Agreement.

      The Company's peak borrowing level in 1996 under the Prior Credit Agreement was $161.0 million. Ames repaid all such borrowings by December, 1996, and fulfilled its "clean-up" requirement (Note 5) in January, 1997.


REVIEW OF CASH FLOWS, LIQUIDITY AND FINANCIAL CONDITION

      The Company's unrestricted cash position increased $31.9 million during 1996. This increase was primarily due to $78.0 million in cash from operations, partially offset by $19.8 million of capital expenditures and payments of $17.4 million on debt and capital lease obligations. The Company's unrestricted cash position decreased $14.2 million during 1995. This decrease was primarily due to $27.2 million of capital expenditures and payments of $23.8 million on debt and capital lease obligations, partially offset by $19.2 million in net cash provided by operations and $11.6 million of proceeds from the sale of certain properties. Please see below and the Consolidated Financial Statements for further discussions of activities and details affecting cash and liquidity for 1995.

      Merchandise inventories declined $7.9 million and $31.2 million during 1996 and 1995, respectively. The decrease in 1996 was the result of planned reductions. The decrease in 1995 was primarily a result of planned reductions and lower-than-planned merchandise purchases in January, 1996. The LIFO reserve as of December 26, 1992 was eliminated in connection with the adoption of fresh-start reporting. Ames remained on the LIFO method after emergence from Chapter 11, but there has been no LIFO charge or credit in 1996 and 1995 because inventory levels declined, the Company's merchandise mix continued to change, and inflation was insignificant during those periods.

       Accounts payable increased $32.6 million during 1996 due to improved payment terms and an increase in merchandise receipts in January, 1997 over January, 1996. Accounts payable declined $8.2 million during 1995 primarily as a result of the decline in merchandise inventories. During 1996 and 1995, the Company paid its trade payables within the terms negotiated with vendors.

      The Company and its pre-bankruptcy lenders agreed to a restructuring of the Company's obligations as part of the Company's plan of reorganization. The new obligations consisted primarily of secured notes that certain banks elected to receive, which were prepaid in 1994, and deferred cash distributions. The major component of the "Current portion of long-term debt" at January 25, 1997 and January 27, 1996 related primarily to cash distributions of $7.5 million and $8.0 million paid on January 31, 1997 and January 31, 1996, respecively, pursuant to the plan of reorganization.

      There were no outstanding borrowings under the Credit Agreement as of January 25, 1997. The "Note payable" of approximately $4.3 million at January 27, 1996 was the amount outstanding under the Prior Credit Agreement. The "Unfavorable lease liability" was recorded as part of fresh-start reporting.

      No dividends were paid while Ames was under the protection of Chapter 11, or since its emergence from Chapter 11. The Company is restricted from declaring dividends under the terms of the Credit
Agreement.

CAPITAL EXPENDITURES

      Capital expenditures for 1996 were $19.8 million and included, among other things, the opening of thirteen (13) new stores, the remodel of four (4) stores and the opening of an in-house photo studio. Capital expenditures for 1995 were $27.2 million and included, among other things, the full scale remodel of 24 stores, the partial remodel of 38 stores and the opening of two new stores.

      Capital spending is expected to be approximately $37.4 million for 1997, primarily for the opening of 7 to 10 new stores, the full scale remodel of 6 to 10 stores and the upgrade of certain management information systems, including the installation of new point-of-sale and back-office hardware and software in 30 stores. The Company expects to finance equipment purchases, new store fixtures and equipment, and the remodeling of existing stores through internally-generated funds. The Company adjusts its plans for making such expenditures depending on the amount of internally-generated funds available. Land, buildings and improvements are financed principally through long-term leases.

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

      Ames currently anticipates the following investment and financing activities for 1997: capital expenditures as described above, seasonal borrowings and payments under the Credit Agreement and planned payments of debt and capital lease obligations.

      The Company believes the actions set forth above and the availability of its financing facilities, together with the Company's available cash and expected cash flows from 1997 operations and beyond, will enable Ames to fund its expected needs for working capital, capital expenditures and debt service requirements. Achievement of expected cash flows from operations and compliance with the EBITDA covenant (Note 5) is dependent upon the Company's attainment of sales, gross profit, and expense levels that are reasonably consistent with its financial projections.

      The Company expects from time to time to consider possible capital market transactions, debt refinancing, and other transactions to further enhance the Company's financial flexibility.

      The significant net operating loss carryforwards remaining after 1996, subject to limitations pursuant to Internal Revenue Code Sec. 382, should offset income on which taxes would otherwise be payable in future years.

      When used in this Form 10-K, in any future filings by the Company with the Securities Exchange Commission, in the Company's press releases and in oral statements made with the approval of an authorized executive officer, the words or phrases "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "projected," "projections," "plans," or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
          ------------------------------------------------
          See Index to Consolidated Financial Statements.


ITEM 9.   DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
          ----------------------------------------------------------
            DISCLOSURE.
            ----------

      None.

                                        PART III


ITEM 10.  OFFICERS AND DIRECTORS OF THE REGISTRANT.
          ----------------------------------------

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


    John F. Burtelow ................ Executive Vice President, Chief
                                      Financial Officer

    Denis T. Lemire ................. Executive Vice President,
                                       Merchandising

    Eugene E. Bankers ............... Senior Vice President, Marketing


    Richard L. Carter ............... Senior Vice President,
                                      Human Resources

    Gregory D. Lambert .............. Senior Vice President, Finance

    Paul Lanham ..................... Senior Vice President, Management
                                      Information Systems

    David H. Lissy .................. Senior Vice President, General
                                      Counsel and Corporate Secretary

    Alfred B. Petrillo, Jr. ..........Senior Vice President,
                                      Store Planning

    Grant C. Sanborn ................ Senior Vice President,
                                      Store Operations

    James A. Varhol ................. Senior Vice President,
                                      Asset Protection


  JOSEPH R. ETTORE, age 57, joined Ames as President, Chief Executive Officer and Director in June, 1994. Prior to joining Ames, he was President, Chief Executive Officer and Director of Jamesway Corporation("Jamesway") from July, 1993 to June, 1994; President, Chief Operating Officer and Director of Jamesway in June, 1993; Chairman of the Board and Chief Executive Officer of Stuarts Department Stores, Inc.("Stuarts") from October, 1992 to June, 1993; and President, Chief Operating Officer and Director of Stuarts from October, 1989 to October, 1992. He remained a Director of Stuarts until May, 1994. Jamesway filed for protection under Chapter 11 of the Bankruptcy Code ("Chapter 11") in July, 1993; emerged from the Chapter 11 case in January, 1995; and re-filed for protection under Chapter 11 in October, 1995. Stuarts filed under Chapter 11 in December, 1990; emerged from the Chapter 11 case in October, 1992; and re-filed for protection under Chapter 11 in May, 1995.

  JOHN F. BURTELOW, age 49, joined Ames as Executive Vice President,
Chief Financial Officer in August, 1994. Prior to joining Ames, he was Senior Vice President, Chief Financial Officer of Venture Stores, Inc. from March, 1989 to May, 1994. He held a number of increasingly senior financial positions with The May Department Stores Company between 1979 and 1989.

  DENIS T. LEMIRE, age 49, joined Ames as Executive Vice President, Merchandising in August, 1994. Prior to joining Ames, he was President and Chief Operating Officer of Stuarts from November, 1993 to August, 1994 and Senior Vice President, Merchandising for Stuarts from April, 1990 to November, 1993. Stuarts filed for protection under Chapter 11 in December, 1990; emerged from the Chapter 11 case in October, 1992; and re-filed for protection under Chapter 11 in May, 1995.

  EUGENE E. BANKERS, age 57, joined Ames as Senior Vice President, Marketing in December, 1993. Prior to joining Ames, he was Vice President, Communications and Investor Relations at Shopko Stores, Inc. from 1991 to 1993, and Vice President of Advertising, Sales Promotions, Special Events and Public Relations from 1982 to 1991.

  RICHARD L. CARTER, age 48, joined Ames as Senior Vice President, Human Resources in February, 1993. Prior to joining Ames, he was Senior Vice President, Human Resources at G. Fox division of The May Department Stores Company from 1989 to 1993.

  GREGORY D. LAMBERT, age 45, joined Ames as Senior Vice President, Finance in September, 1996. Prior to joining Ames, he was employed at Homart Development as Vice President-Strategy from 1994 to 1996 and was employed at The May Department Stores Company as Director of Strategic Planning from 1989 to 1994.

  PAUL LANHAM, age 39, became Senior Vice President, Management Information Systems, in March, 1996. He joined Ames in October, 1994 as Vice President, Allocation and Planning. Prior to joining Ames, he was employed at Brookstone Stores from 1989 in various capacities related to inventory systems and inventory planning and allocation, most recently as Director of Inventory Management.

  DAVID H. LISSY, age 53, became Senior Vice President, General Counsel and Corporate Secretary in December, 1992. He began work on the Ames Chapter 11 cases in June, 1990, and in July, 1990 was named Vice President, Legal Services. He was appointed Vice President, General Counsel and Corporate Secretary in October, 1991. He has been owner of Samuel Lehrer & Co., Inc., a wholesaler of fine quality fabrics, since 1988.

  ALFRED B. PETRILLO, JR., age 54, joined Ames as Senior Vice President, Store Planning in October, 1995. Prior to joining Ames, he was employed at Jamesway as Vice President, Store Planning, Construction, Maintenance and Energy from 1976 to 1995 when he was appointed Senior Vice President, Store Planning, Construction, Visual Merchandising, Planogramming, Maintenance and Energy.

  GRANT C. SANBORN, age 45, became Senior Vice President, Store
Operations in January, 1995. Since joining Ames in 1971, he has served in a number of store operations positions, including Assistant Regional Manager from July, 1989 to May, 1991; Regional Director from May, 1991 to July, 1991; Director, Store Operations from July, 1991 to October, 1993; and Vice President, Store Operations from October, 1993 to January, 1995.

  JAMES A. VARHOL, age 41, joined Ames as Senior Vice President, Asset Protection in August, 1995. Prior to joining Ames, he was Vice President, Loss
Prevention at Jamesway from 1987 to 1995.



ITEM 11.  EXECUTIVE COMPENSATION
          -----------------------
  The information required by Item 11 is incorporated herein by reference from the information set forth under the sections titled "Executive Compensation," "Board Meetings and Committees," "Compensation of Directors," "Employment Contracts, Termination, Severance and Change-of-Control Arrangements," "Additional Information with respect to Board of Directors Interlocks and Insider Participation in Compensation Decisions," "The Board of Directors Report on Executive Compensation," and "Performance Graph" of the Company's definitive proxy statement to be filed pursuant to Regulation 14A within 120 days after the close of its fiscal year.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          -----------------------------------------------------
          MANAGEMENT.
          ------------
  The information required by Item 12 is incorporated herein by reference from the information set forth under the sections titled "Security Ownership of Management" and "Security Ownership of Certain Beneficial Owners" of the Company's definitive proxy statement to be filed pursuant to Regulation 14A within 120 days after the close of its fiscal year.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
          -----------------------------------------------

  The information required by Item 13 is incorporated herein by reference from the information set forth under the section titled "Transactions with Management" of the Company's definitive proxy statement to be filed pursuant to Regulation 14A within 120 days after the close of its fiscal year.



                                       PART IV



ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM
          ----------------------------------------------------------
          8-K.
          ---

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


          (b) REPORTS ON FORM 8-K

              Reports on Form 8-K were filed with the Securities and Exchange Commission during the fourth quarter as follows:

    DATE OF REPORT    DATE OF FILING      ITEM #            DESCRIPTION
     ------------    -----------------    ------     ---------------------------------
  November 12, 1996   November 12, 1996      5        Disclosure of fiscal October 1996 results.

  December 5, 1996    December 5, 1996       5        Disclosure of fiscal November 1996 results.

  January 9, 1997      January 9, 1997       5        Disclosure of fiscal December 1996 results.

  January 14, 1997    January 14, 1997       5        Disclosure of new credit agreement.

                                       SIGNATURES


       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                             AMES DEPARTMENT STORES, INC.
                             (Registrant)



Dated: March 28, 1997        /s/  Joseph R. Ettore
                             ----------------------------------
                             Joseph R. Ettore,
                             President, Chief Executive Officer and
                             Director



Dated: March 28, 1997        /s/  John F. Burtelow
                             -------------------------
                             John F. Burtelow,
                             Executive Vice President,
                             Chief Financial Officer



Dated: March 28, 1997        /s/  Gregory D. Lambert
                             ------------------------
                             Gregory D. Lambert,
                             Senior Vice President, Finance



   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



Dated: March 28, 1997        /s/  Paul M. Buxbaum
                             ------------------------
                             Paul M. Buxbaum, Director and Chairman


Dated: March 28, 1997        /s/  Francis X. Basile
                             -----------------------
                             Francis X. Basile, Director


Dated: March 28, 1997        /s/  Alan Cohen
                             ---------------------------
                             Alan Cohen, Director


Dated: March 28, 1997        /s/  Richard M. Felner
                             ------------------------
                             Richard M. Felner, Director


Dated: March 28, 1997        /s/  Sidney S. Pearlman
                             ----------------------------
                             Sidney S. Pearlman, Director


Dated: March 28, 1997        /s/  Laurie M. Shahon
                             -----------------------
                             Laurie M. Shahon, Director





                        AMES DEPARTMENT STORES, INC. AND SUBSIDIARIES



                 ---------------------------------------------------------





                    FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE
                                         (FORM 10-K)


                                          EXHIBITS


                       For the Fiscal Years Ended January 25, 1997,
                          January 27, 1996 and January 28, 1995


                      (With Report of Independent Public Accountants)



                            -------------------------------------

                       AMES DEPARTMENT STORES, INC. AND SUBSIDIARIES
                    --------------------------------------------------

                 INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL
                      STATEMENT SCHEDULE FOR THE FISCAL YEARS ENDED
                  JANUARY 25, 1997, JANUARY 27, 1996 AND JANUARY 28, 1995



FINANCIAL STATEMENTS:
--------------------

Report of Independent Public Accountants.

Consolidated Statements of Operations for the fiscal years ended January 25, 1997, January 27, 1996 and January 28, 1995.

Consolidated Balance Sheets as of January 25, 1997 and January 27, 1996.

Consolidated Statements of Changes in Stockholders' Equity for the fiscal years ended January 25, 1997, January 27, 1996 and January 28, 1995.

Consolidated Statements of Cash Flows for the fiscal years ended January 25, 1997, January 27, 1996 and January 28, 1995.

Notes to Consolidated Financial Statements.


SCHEDULE:
----------
  II. Valuation and Qualifying Accounts for the fiscal years ended January 25, 1997, January 27, 1996 and January 28, 1995.


SCHEDULES OMITTED:
--------------------
       All other schedules are omitted as they are not applicable or the information is shown in the consolidated financial statements or notes thereto.


                          REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Stockholders and Board of Directors of AMES DEPARTMENT STORES, INC.:


       We have audited the accompanying consolidated balance sheets of Ames Department Stores, Inc. (a Delaware corporation) and subsidiaries as of January 25, 1997 and January 27, 1996, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the fifty-two weeks ended January 25, 1997, January 27, 1996 and January 28, 1995. These consolidated financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

       In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ames Department Stores, Inc. and subsidiaries as of January 25, 1997 and January 27, 1996, and the results of their operations and their cash flows for the fifty-two weeks ended January 25, 1997, January 27, 1996 and January 28, 1995 in conformity with generally accepted accounting principles.

       As discussed in Note 20 to the consolidated financial statements, in the quarter ended January 27, 1996, the Company changed their method of accounting for long-lived assets to conform with SFAS No. 121, and in connection therewith, recorded an impairment loss of $3.4 million for long-lived assets to be held and used.

       Our audits were performed for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index to consolidated financial statements is presented for the purpose of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.





/s/ ARTHUR ANDERSEN LLP




New York, New York
March 7, 1997

                                    AMES DEPARTMENT STORES, INC. AND SUBSIDIARIES
                                        CONSOLIDATED STATEMENTS OF OPERATIONS
                                       (In Thousands, Except Per Share Amounts)




                                                                   Fiscal Year   Fiscal Year   Fiscal Year
                                                                      Ended       Ended         Ended
                                                                   January 25,   January 27,   January 28,
                                                                       1997        1996          1995
                                                                  ------------  ------------  ------------
   TOTAL SALES                                                    $2,255,749    $2,199,409    $2,242,270
   Less: Leased department sales                                      94,069        95,178        99,443
                                                                  ------------  ------------  ------------
   NET SALES                                                       2,161,680     2,104,231     2,142,827

   COSTS, EXPENSES AND (INCOME):
   Cost of merchandise sold                                        1,568,974     1,543,989     1,571,181
   Selling, general and administrative expenses                      563,344       552,729       568,874
   Leased department and other operating income                      (29,284)      (29,677)      (30,296)
   Depreciation and amortization expense                              12,489        12,360         5,288
   Amortization of the excess of revalued net assets
         over equity under fresh-start reporting                      (6,153)       (6,153)       (6,153)
   Interest and debt expense, net                                     19,043        24,116        25,367
   Gain on disposition of properties                                    (395)       (9,136)       (7,484)
   Store closing charge                                                6,858        17,621             -
   Distribution center closing costs                                       -             -         1,300
   Non-recurring gain - litigation settlement                              -             -       (12,001)
                                                                  ------------  ------------  ------------

   INCOME (LOSS) BEFORE INCOME TAXES AND EXTRAORDINARY ITEM           26,804        (1,618)       26,751
   Income tax provision                                               (8,149)            -        (8,208)
                                                                   ------------  ------------  ------------

   INCOME (LOSS) BEFORE EXTRAORDINARY ITEMS                           18,655        (1,618)       18,543

   Extraordinary item - loss on early extinguishment of debt
         (net of tax benefit of $571 and $727 in the fiscal years
         ended January 25, 1997 and January 28, 1995,
         respectively)                                                (1,354)            -        (1,517)
                                                                  ------------  ------------  ------------


   NET INCOME (LOSS)                                                 $17,301       ($1,618)      $17,026
                                                                  ============  ============  ============

   PRIMARY NET INCOME (LOSS) PER COMMON SHARE
         Income (loss) before extraordinary item                      $0.85        ($0.08)        $0.86
         Extraordinary item                                           (0.06)            -         (0.07)
                                                                  ------------  ------------  ------------
         Net income (loss)                                            $0.79        ($0.08)        $0.79
                                                                  ============  ============  ============

         Weighted average common and common equivalent shares        21,812        20,127        21,499
                                                                  ============  ============  ============

   FULLY DILUTED NET INCOME (LOSS) PER COMMON SHARE
         Income (loss) before extraordinary item                      $0.82        ($0.08)        $0.86
         Extraordinary item                                           (0.06)            -         (0.07)
                                                                  ------------  ------------  ------------
         Net income (loss)                                            $0.76        ($0.08)        $0.79
                                                                  ============  ============  ============

         Weighted average common and common equivalent shares        22,715        20,127        21,499
                                                                  ============  ============  ============








         (The accompanying notes are an integral part of these consolidated financial statements.)


                                            AMES DEPARTMENT STORES, INC. AND SUBSIDIARIES
                                                     CONSOLIDATED BALANCE SHEETS
                                                (In Thousands, Except Share Amounts)




                                                                                        January 25, January 27,
                                                      ASSETS                               1997        1996
                                                                                        ----------  ----------
Current Assets:
  Cash and short-term investments                                                          46,119      14,185

  Receivables:
      Trade                                                                                 7,521       6,900
      Other                                                                                11,550       7,578
                                                                                        ----------  ----------
          Total receivables                                                                19,071      14,478


  Merchandise inventories                                                                 391,076     398,933
  Prepaid expenses and other current assets                                               12,169      12,793
                                                                                        ----------  ----------
          Total current assets                                                            468,435     440,389

Fixed Assets:
  Land and buildings                                                                        1,293       1,074
  Property under capital leases                                                             4,185       3,809
  Fixtures and equipment                                                                   63,474      53,259
  Leasehold improvements                                                                   27,162      20,345
                                                                                        ----------  ----------
                                                                                           96,114      78,487
  Less - Accumulated depreciation and amortization                                        (32,529)    (20,259)
                                                                                        ----------  ----------
          Net fixed assets                                                                 63,585      58,228

Other assets and deferred charges                                                           4,773       3,965
                                                                                        ----------  ----------
                                                                                         $536,793    $502,582
                                                                                        ==========  ==========


                                            LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts payable:
      Trade                                                                              $145,737    $112,682
      Other                                                                                43,180      43,636
                                                                                        ----------  ----------
          Total accounts payable                                                          188,917     156,318

  Note payable - revolver                                                                       -       4,284
  Current portion of long-term debt                                                        12,884      13,682
  Current portion of capital lease obligations                                              2,694       3,665
  Self-insurance reserves                                                                  34,177      39,003
  Accrued compensation                                                                     29,366      20,424
  Accrued expenses                                                                         36,990      34,519
  Store closing reserve                                                                    24,438      27,379
                                                                                        ----------  ----------
      Total current liabilities                                                           329,466     299,274
                                                                                        ----------  ----------

Long-term debt                                                                             11,134      23,159
Capital lease obligations                                                                  27,086      29,372
Other long-term liabilities                                                                 7,565       6,322

Unfavorable lease liability                                                                17,029      18,672
Excess of revalued net assets over equity under fresh-start reporting                      36,327      42,480

Commitments and contingencies

Stockholders' Equity:
  Common Stock (40,000,000 shares authorized; 20,474,469 and 20,472,269 shares outstanding at January 25, 1997 and January 27, 1996,
      respectively; par value per share $.01)                                                 205         205
  Additional paid-in capital                                                               88,341      80,759
  Retained earnings                                                                        19,640       2,339
                                                                                        ----------  ----------


      Total Stockholders' Equity                                                          108,186      83,303
                                                                                        ----------  ----------
                                                                                         $536,793    $502,582
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




                         AMES DEPARTMENT STORES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                  (In Thousands)





                                               Priority
                          Common Stock       Common Stock    Additional
                         -----------------   -------------      Paid-In      Retained        Total
                          Shares   Amount    Shares  Amount     Capital      Earnings       Equity
                         -------- --------   ------- -----    -----------  ------------   -----------


Balance, Jan. 29, 1994    16,267     $163     3,860   $38        $73,278      ($13,069)      $60,410

Conversion of Priority
 Common Stock into
 Common Stock              3,860       38    (3,860)  (38)                                        -
Utilization of Tax
 Attributes                                                        7,481                       7,481
Net Income                                                                      17,026        17,026
                         -------- --------   ------- -----    -----------  ------------   -----------

Balance, Jan. 28, 1995    20,127     $201         -     -        $80,759        $3,957       $84,917

Issuance of Common Stock
 under 1995 Long Term
 Incentive Plan              345        4                                                          4

Net Loss                                                                        (1,618)       (1,618)
                         -------- --------   ------- -----    -----------  ------------   -----------
Balance, Jan. 27, 1996    20,472     $205         -     -        $80,759         $2,339       $83,303

Exercise of Stock Options      2        -                              4                           4
Utilization of Tax
 Attributes                                                        7,578                       7,578
Net Income                                                                      17,301        17,301
                         -------- --------   ------- -----    -----------  ------------   -----------
Balance, Jan. 25, 1997    20,474     $205         -     -        $88,341       $19,640       $108,186
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


                                       AMES DEPARTMENT STORES, INC. AND SUBSIDIARIES
                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                        (In Thousands)



                                                                           Fiscal        Fiscal        Fiscal
                                                                           Year          Year          Year
                                                                           Ended         Ended         Ended
                                                                         January 25,   January 27,   January 28,
                                                                           1997          1996          1995
                                                                         -----------   -----------   -----------
Cash flows from operating activities:
    Net income (loss)                                                       $17,301       ($1,618)      $17,026
    Expenses not requiring the outlay of cash:
    Extraordinary loss on early extinguishment of debt                        1,354             -         1,517
    Income tax provision                                                      8,149             -         8,208
    Depreciation and amortization of fixed and other assets                  12,989        12,713         5,528
    Amortization of the excess of revalued net assets over equity            (6,153)       (6,153)       (6,153)
    Amortization of unfavorable lease liability                              (1,635)       (1,884)       (2,094)
    Amortization of debt discounts and deferred financing costs               3,037         4,755         5,843
    Gain on disposition of properties                                          (395)       (9,136)       (7,484)
    Other, net                                                                1,145          (315)         (939)
                                                                         -----------   -----------   -----------
Cash provided by (used for) operations before changes in working
    capital and store closing activities                                     35,792        (1,638)       21,452
Changes in working capital:
    (Increase) decrease in receivables                                       (4,593)        2,329         1,896
    Decrease in merchandise inventories                                       7,857        31,219        12,046
    (Increase) decrease in prepaid expenses and other current assets            624        (3,794)        1,131
    Increase (decrease) in accounts payable                                  32,599        (8,213)       54,986
    Increase (decrease) in accrued expenses and other current liabilities     6,516       (16,790)       (1,050)
Changes due to store closing activities:
    Payments of store closing costs                                          (7,621)       (1,498)       (5,737)
    Store closing charge                                                      6,858        17,621             -
                                                                         -----------   -----------   -----------
Net cash provided by operating activities                                    78,032        19,236        84,724
                                                                         -----------   -----------   -----------
Cash flows from investing activities:
    Proceeds from the disposition of properties                                 690        11,634         7,623
    Proceeds from the sale of assets held for disposition                         -             -         1,458
    Purchases of fixed assets                                               (19,805)      (27,152)      (24,470)
    Purchases of leases                                                      (3,211)            -             -
    Decrease in restricted cash                                                   -         2,047        53,933
                                                                         -----------   -----------   -----------
Net cash provided by (used for) investing activities                       (22,326)      (13,471)       38,544
                                                                         -----------   -----------   -----------
Cash flows from financing activities:
    Borrowings (payments) under the revolving credit facilities, net         (4,284)        4,284       (15,360)
    Payments on debt and capital lease obligations                          (17,388)      (23,766)      (87,828)
    Deferred financing costs                                                 (2,100)         (500)       (8,143)
                                                                         -----------   -----------   -----------
Net cash used for financing activities                                     (23,772)      (19,982)     (111,331)
                                                                         -----------   -----------   -----------

Increase (decrease) in unrestricted cash and short-term investments          31,934       (14,217)       11,937
Unrestricted cash and short-term investments, beginning of period            14,185        28,402        16,465
                                                                         -----------   -----------   -----------
Unrestricted cash and short-term investments, end of period                 $46,119       $14,185       $28,402
                                                                         ===========   ===========   ===========


                   (The accompanying notes are an integral part of these
                    consolidated financial statements).


                        AMES DEPARTMENT STORES, INC. AND SUBSIDIARIES
                         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
      -------------------------------------------------

      (a) NATURE OF OPERATIONS:

              Ames Department Stores, Inc. (a Delaware corporation) and its subsidiaries (collectively, "Ames" or the "Company") are retail merchandisers. As of March 1, 1997, Ames operated 291 discount department stores under the Ames name in 14 states in the Northeast, Middle Atlantic and Mid-West regions and the District of Columbia. The Company's stores are located in rural communities, some of which are not served by other large retail stores, high-traffic suburban sites, small cities and several major metropolitan areas. The stores largely serve middle and lower-middle income customers.

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


      (b) BASIS OF PRESENTATION:

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


      (c) FISCAL YEAR:

              The Company's fiscal year ends on the last Saturday in January. The fiscal years ended January 25, 1997 (Fiscal 1996 or 1996), January 27, 1996 (Fiscal 1995 or 1995) and
          January 28, 1995 (Fiscal 1994 or 1994) each included 52 weeks.


      (d) PRINCIPLES OF CONSOLIDATION:

              The consolidated financial statements include the accounts of Ames and its subsidiaries, all of which are wholly-owned. All intercompany accounts and transactions have been eliminated.


      (e) CASH AND SHORT-TERM INVESTMENTS:

              Ames considers all highly liquid investments with an original maturity of three months or less when purchased to be cash and short-term investments.


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

              Debt transaction costs and related issue expenses are deferred and amortized over the term of the associated debt. Lease acquisition and related costs are deferred and amortized over the term of the lease.

      (j) INCOME TAXES:

              Ames files a consolidated Federal income tax return.
          Ames adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS No. 109") under fresh-start reporting. Under this method, any deferred income taxes recorded are provided for at currently enacted statutory rates on the differences in the basis of assets and liabilities for tax and financial reporting purposes. If recorded, deferred income taxes are classified in the balance sheet as current or non-current based upon the expected future period in which such deferred income taxes are anticipated to reverse.

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

              As of January 25, 1997 and January 27, 1996, Ames had established self-insurance reserves of $34.2 million and $39.0 million, respectively. Major portions of these reserves may not be paid within a year and are subject to changes in estimates as claims are settled or continue to remain outstanding. The Company's insurance expense was lower by $5.2 million in Fiscal 1995 compared to Fiscal 1994 as a result of a reduction in the reserves for prior years' claims as well as the continued improved experience in workers' compensation and general liability claims, partially offset by an increase in health claims.

      (l) LEASED DEPARTMENT SALES AND INCOME:

              Ames has an agreement with an independent contractor that allows the independent contractor to operate shoe departments within the Ames stores. Ames receives a percentage of the sales under the agreement.

      (m) EARNINGS PER COMMON SHARE:

              Net income (loss) per common share for Fiscal 1996, 1995 and 1994 was determined by using the weighted average number of common and common equivalent shares outstanding during each fiscal year. Common equivalent shares represented the assumed exercise of the outstanding Series B and Series C Warrants and stock options.

      (n) STOCK-BASED COMPENSATION

              Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," ("SFAS No. 123") encourages, but does not require companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," ("APB Option No.25") and related interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of grant over the exercise price of the options.

2.    REORGANIZATION CASE AND FRESH-START REPORTING:
      ----------------------------------------------------
      REORGANIZATION CASE

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

3.    CASH AND SHORT-TERM INVESTMENTS:
      -------------------------------
          Short-term investments as of January 25, 1997 totaled $31.1 million and consisted of time deposits, certificates of deposit, bankers acceptances, repurchase agreements and high grade commercial paper. There were no short-term investments as of January 27, 1996.


4.    INVENTORIES:
      -----------
          Inventories are valued at the lower of cost or market. Cost is determined by the retail last-in, first-out (LIFO) cost method for all merchandise inventories and includes the capitalization of transportation and distribution center costs. No LIFO reserve was necessary as of January 25, 1997, January 27, 1996 and January 28, 1995.

5.    DEBT:
      ----
      THE CREDIT AGREEMENT

          On December 27, 1996, the Company entered into an agreement with BankAmerica Business Credit, Inc., as agent, two financial institutions as co-agents (together with the agent, the "Agents"), and a syndicate consisting of five other banks and financial institutions, for a secured revolving credit facility of up to $320 million, with a sublimit of $100 million for letters of credit and a $20 million term loan portion available for capital expenditures (the "Credit Agreement").

          Prior to this date, the Company had a $300 million secured revolving credit facility (the "Prior Credit Agreement") in place with the same financial institutions. The Prior Credit Agreement terminated on the effective date of the Credit Agreement.

          The Credit Agreement is in effect until June 30, 2000, is secured by substantially all of the assets of the Company, and requires the Company to meet certain financial covenants. The interest rate per annum on the Credit Agreement is equal to the Reference Rate (as defined in the Credit Agreement) plus 0.75% (subject to downward adjustments). Alternatively, the interest rate per annum may be equal to the Eurodollar Rate (as defined in the Credit Agreement) plus 2.25% (subject to downward adjustments).

          Fees required under the Credit Agreement include: (1) quarterly commitment fees on the unused portion of the facility,
      (2) an initial closing fee, (3) two quarterly facility fee payments due under the Prior Credit Agreement and (4) an annual syndication fee to the agent.

          As of January 25, 1997, the interest rate on the Credit Agreement was 9.0%. For Fiscal 1996, the weighted average interest rate on the Company's revolving credit facilities was 9.1%. The peak borrowing level under the Prior Credit Agreement during Fiscal 1996 was $161.0 million. As of January 25, 1997, $1.7 and $22.6 million was outstanding in trade and standby letters of credit, respectively.

          The amount of borrowing under the Credit Agreement shall not exceed the sum of (i) an amount equal to 60% of inventory not covered by any outstanding letter of credit plus (ii) an amount equal to 50% of inventory covered by any outstanding letter of credit. In addition, the Credit Agreement provides for the potential establishment of other reserves contingent upon the Company's financial performance. Each Agent, in addition, reserves the right to adjust the total available to be borrowed by establishing reserves, making determinations of eligible inventory, revising standards of eligibility or decreasing from time to time the percentages set forth above.

          The financial covenants under the Credit Agreement are limited to: capital expenditure and lease obligation limits; minimum EBITDA (as defined below); and minimum EBITDA to cash interest expense. The definition of EBITDA is: income before (a) interest expense, (b) income tax expense or benefit, (c) depreciation and amortization expense, LIFO expense, stock appreciation rights accruals, certain restructuring charges and other noncash charges, (d) gain or losses on sale of properties.

          Compliance with the EBITDA covenant will be dependent upon the Company's attainment of results that are reasonably consistent with its financial projections reported on Form 8-K dated February 27, 1997. In addition, each year outstanding borrowings under the Credit Agreement may not exceed any balance due under the term loan portion plus up to $20 million in revolver loans for a consecutive 30-day period between November 15th and February 15th of the following year (the "clean-up" requirement). The Company is in compliance with the financial covenants through the quarter ended January 25, 1997.

          In June, 1994, the Company utilized the funds that were no longer restricted for the collateralization of letters of credit, and funds from the Prior Credit Agreement, to prepay the POR Term Notes, a $1.2 million term note, and the outstanding borrowings under the credit agreement in effect immediately prior to the prepayment. As a result of the refinancing and associated commitment to prepay the above debt, a non-cash extraordinary charge of $1.5 million, net of tax benefit of $0.7 million, was recorded in the quarter ended April 30, 1994, primarily for the write-off of deferred financing costs and debt discounts related to the debt to be prepaid.


      OTHER DEBT

          The Company's outstanding debt as of January 25, 1997 and January 27, 1996 is listed and described below. Pursuant to the Amended Plan, the Company and its lenders agreed to a restructuring of the Company's obligations at December 26, 1992.

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

          As of January 25, 1997, payments due on long-term debt for the next five years and thereafter were as follows:

                                         (000's Omitted)
          Fiscal Year Ending January          Amount
          --------------------------     ----------------

                 1998                        12,884
                 1999                         2,000
                 2000                         9,500
                 2001                         -0-
                 2002                         -0-
                 Thereafter                   -0-

          Outstanding debt at January 25, 1997 and January 27, 1996 is listed below. Further explanations of certain of the obligations follow the table.

                                                               (000's omitted)
                                                              -------------------
                                                               1/25/97    1/27/96
                                                               --------   ---------
   SECURED DEBT _
      REVOLVING CREDIT FACILITY (NOTE PAYABLE):............    $   -      $ 4,284
      SENIOR DEBT:
       Guaranteed First Mortgage Notes, interest rate
        of 9.5%, due 3/97 through 3/99. Discount rate 11%..     12,500     12,500
       Real Estate Mortgage, interest rate 6%, due 12/97.
         Discount rate 12%................................       2,900      5,800
       Equipment Notes, interest rates at 9% to 10%, due
         through 12/97.  Discount rate 11% to 12%.....             548      1,887
                                                               --------   ------
       Total Face Value of Secured Debt.....................   $15,948   $ 24,471
                                                               --------  --------
      UNSECURED DEBT -
      ----------------
      SENIOR DEBT:
       Allowed Priority Tax Obligations,
         5% interest rate.  Discount rate 9%...............     $  150     $1,592
       SUBORDINATED DEBT:
        Deferred Cash Distributions due through
         1/31/97, 5% interest rate beginning 2/94.
         Discount rate 12%.................................      7,500     15,500
        TJX Expense Note, 10% interest rate,
          due 1/98 (Note 11)...............................        786        770
                                                                -------   ------
          TOTAL FACE VALUE OF UNSECURED DEBT...............    $ 8,436    $17,862
                                                                -------   -------
      TOTAL FACE VALUE OF DEBT.............................     24,384     42,333
                 LESS:  CURRENT PORTION....................     12,884     13,682
                        DEBT DISCOUNTS.....................        366      1,209
                        NOTE PAYABLE - REVOLVER............        -        4,284
                                                              --------    -------
      AMOUNT DUE AFTER ONE YEAR............................    $11,134    $23,159
                                                               =======    ======

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

      DEFERRED CASH DISTRIBUTIONS

          The Amended Plan provided that approximately $46.5 million of cash distributions in respect to several classes of claims would be paid subsequent to the Consummation Date. On January 31, 1993, January 31, 1994, January 31, 1995, January 31, 1996 and January 31, 1997 $15.0, $8.0, $8.0, $8.0 and $7.5 million, respectively, of these deferred cash distributions were paid as scheduled.

6.    LEASE COMMITMENTS AND UNFAVORABLE LEASE LIABILITY:
      -------------------------------------------------
          Ames is committed under long-term leases for various retail stores, warehouses and equipment expiring at various dates through 2018 with varying renewal options and escalating rent clauses. Some leases are classified as capital leases under Statement of Financial Accounting Standards No. 13. Capital lease obligations were revalued under fresh-start reporting. Ames generally pays for real estate taxes, insurance, and specified maintenance costs under real property leases. Most leases also provide for contingent rentals based on percentages of sales in excess of specified amounts.

          Future minimum lease payments for leases as of January 25, 1997 were as follows:

                                         (000's Omitted)
                                          Lease Payments
                                     --------------------------
              Fiscal Year             Capital          Operating
             Ending January            Leases            Leases
          --------------------      ----------         ---------
     1998....................        $  5,955             43,841
     1999........................       4,855             41,472
     2000........................       4,354             38,126
     2001.......................        4,308             34,248
     2002.......................        4,308             31,511
   Thereafter....................      33,586            186,332
                                       ------            -------
  Total minimum lease payments......   57,366            375,530
                                                         =======
          Less:  amount representing
           estimated executory costs...   616
                                      -------
          Net minimum lease payments.. 56,750
          Less:  amount representing
                   interest            26,970
                                       ------
          Present value of net
           minimum lease payments....  29,780
          Less:  currently payable...   2,694
                                       ------
          Long-term capital
           lease obligations......... $27,086
                                      =======

          Total payments have not been reduced by minimum sublease rentals to be received in the aggregate under noncancellable subleases of capital leases and operating leases of approximately $0.8 and $11.8 million, respectively, as of January 25, 1997. Amortization of capital lease assets was approximately $0.4, $0.2 and $0.1 million for Fiscal 1996, Fiscal 1995, Fiscal 1994, respectively. Rent expense (income), excluding the benefit from the amortization of the unfavorable lease liability, was as follows:

                                                 (000's Omitted)
                                        ------------------------------
                                         Fiscal     Fiscal   Fiscal
                                          1996      1995      1994
                                         -------   -------   ------
      Minimum rent on operating leases   $43,856    $42,751  $42,913
      Contingent rental expense            5,768      5,873    6,214
      Sublease rental income              (1,988)    (2,491)  (2,757)


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


 7.   STOCKHOLDERS' EQUITY:
      --------------------

      COMMON STOCK

          As provided under the Restated Certificate of Incorporation, the authorized capital stock of the reorganized Ames consisted of 40,000,000 shares of common stock (20,474,469 and 20,472,269 shares outstanding as of January 25, 1997 and January 27, 1996, respectively), par value $.01 per share (the "Common Stock").

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


      WARRANTS

          An aggregate of 200,000 Series B Warrants were issued under the Amended Plan. Each such warrant entitles the holder to purchase one share of the Common Stock at any time from June 30, 1993 through December 30, 2000. The exercise price is $5.92 per share. No Series B Warrants have yet been exercised.

          An aggregate of 2,120,000 Series C Warrants were issued (1,992,715 outstanding as of January 25, 1997) under the Amended Plan. Each such warrant entitles the holder to purchase one share of the Common Stock at any time from June 30, 1993 through January 31, 1999. The exercise price is $1.11 per share. There were no exercises of the Series C Warrants during Fiscal 1996 and Fiscal 1995.

          The exercise prices of the above warrants are subject to adjustment upon the occurrence of certain events, including, among other things, the payment of a stock dividend, a merger or consolidation and the issuance for consideration of rights, options or warrants (other than rights to purchase Common Stock issued to shareholders generally) to acquire Common Stock of the Company.

          A holder of any of the warrants described above as such will not be entitled to any rights as a stockholder of the Company, including, without limitation, the right to vote with respect to the shares of Common Stock of the Company, until such holder has exercised the warrants.


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


 8.   Stock Options:
      ----------------
          Pursuant to the 1994 Management Stock Option Plan (the
      "Option Plan") approved by stockholders in June, 1994, the Company may grant options with respect to an aggregate of up to 1,700,000 shares of Common Stock, with no individual optionee to receive in excess of 200,000 shares of Common Stock upon exercise of options granted. The exercise prices of the options are equal to the fair market value of the Common Stock on the date the options are granted. The options become exercisable over one to five years and terminate after five to ten years from the grant date.

          Pursuant to the 1994 Non-Employee Directors Stock Option Plan (the "Non-Employee Plan") approved by stockholders in May, 1995, the Company may grant options to purchase up to an aggregate of 200,000 shares of Common Stock. The exercise prices of the options are equal to the fair market value of the Common Stock on the date the options are granted. The options become exercisable in full six months after date of grant and terminate ten years after date of grant. Effective on the date of each annual meeting of stockholders of the Company commencing with the 1996 Annual Meeting, each non-employee director of the Company then in office will be granted an option to purchase 2,500 shares, with the date of grant to be the date of such meeting. As of January 25, 1997, 60,000 options had been granted under the Non-Employee Plan; all were exercisable.

          The following table sets forth the stock option activity for both stock option plans for Fiscal 1996, Fiscal 1995 and Fiscal 1994 (shares in thousands):

                                 1996             1995              1994
                           --------------     ---------------  ---------------
                         Number    Weighted   Number  Weighted  Number  Weighted
                           of      Ave Exer     of    Ave Exer    of    Ave Exer
                         Shares     Price     Shares   Price    Shares   Price
                         ------    ------     ------   ------   ------   -----
      Outstanding at
        beg of year      1,320     $4.15      1,300    $4.63       -       -
      Granted              538      2.82        275     2.40     1,609    $4.71
      Exercised             (2)     1.76          -      -          -      -
      Forfeited           (192)     4.07       (255)    4.67      (309)    5.06
                         ------              -------             ------
      Outstanding at
        end of year      1,664      3.73      1,320     4.15     1,300     4.63
                         =====                =====              =====
      Options exercisable
        at year-end        691      4.27        375      4.45      -         -
                          ====                 ====              =====
      Weighted average
        fair value of
        options granted  $1.86                $1.44
                          ====                 ====

          The fair value of options granted per the above table was estimated on the date of grant using the Black-Scholes pricing model with the following assumptions: no dividend yield, an expected volatility of 68%, a risk-free interest rate equal to U.S. Treasury securities with a maturity equal to the expected life of the option (weighted average interest rate of 6.4% and 6.5% for 1996 and 1995, respectively) and an expected life from date of grant until option expiration date (weighted average expected life of 5.6 and 5.1 years for 1996 and 1995, respectively).

          Not included in the 538,000 options granted during 1996 are 300,000 options granted pursuant to an employment agreement. The grant of these options is subject to shareholder approval. The Company anticipates seeking shareholder approval no later than its annual meeting to be held in May, 1998. These options have been accounted for on a mark-to-market basis and compensation expense of approximately $1.8 million was recorded in 1996. If shareholder approval is not obtained, the granted options will revert to stock appreciation rights.

          Had the 300,000 options been included in the 1996 option grants, the weighted average fair value of options granted in 1996 would have been $1.67 per option.

          The following table summarizes information about the stock options outstanding as of January 25, 1997:

                       Options Outstanding                    Options Exercisable
                  --------------------------------         -------------------------
                             Weighted Ave     Weighted                      Weighted
  Range of        Number       Remaining      Average         Number         Average
  Exercise      Outstanding   Contractual     Exercise       Exercisable    Exercise
   Prices        @ 1/25/97       Life          Price         @ 1/25/97        Price
  --------       --------       ------        -------        ---------       -------
$1.50 - $3.00         616         4.6          $2.48             77           $2.38
$3.13 - $4.38         475         3.7           3.76            232            3.60
$5.06 - $5.12         573         2.1           5.06            382            5.06
                  --------                                    ---------
                    1,664         3.5           3.73            691            4.27
                  ========                                    =========



      The Company accounts for its stock option plans under APB Opinion No. 25. Had compensation cost for the Company's 1996 and 1995 stock option grants been determined in accordance with SFAS No. 123, the Company's net income (loss) and net income (loss) per common share for Fiscal 1996 and Fiscal 1995 would have approximated the proforma amounts below:


                                    Fiscal 1996                   Fiscal 1995
                          -------------------------      ----------------------
                           As Reported     Proforma     As Reported     Proforma
                           -----------    ---------     -----------     --------
    Net income (loss)         $17,301       $17,945        ($1,618)      ($1,686)
    Net income (loss) per
        common share-primary     $.79          $.82          ($.08)        ($.08)
              -fully diluted     $.76          $.79          ($.08)        ($.08)


      SFAS 123 does not apply to stock options granted prior to 1995.


 9.   INCOME TAXES:
      --------------
          For Fiscal 1996 and Fiscal 1994, the Company recorded non-cash income tax provisions of approximately $8.1 and $8.2 million, respectively. The Company had no income tax provision for Fiscal 1995.

          The Company adopted SFAS No. 109 in conjunction with the adoption of fresh-start reporting. Under SFAS No. 109, deferred income taxes are recognized by applying the enacted statutory tax rates in future years to the changes in "cumulative temporary differences" (the differences between financial statement carrying values and the tax basis of assets and liabilities).

          As a consequence of the adoption of fresh-start reporting and SFAS No. 109, any tax benefits realized for tax purposes after the Consummation Date for pre-consummation cumulative temporary differences, as well as for the pre-consummation net operating loss carryovers, are reported as additions to paid-in capital (see Consolidated Statements of Changes in Stockholders' Equity) rather than as reductions in the tax provisions in the Consolidated Statements of Operations. Tax benefits or liabilities realized for book purposes after the Consummation Date will be segregated from the pre-consummation deferred tax assets. However, the utilization of post-consummation deferred tax assets may reduce future income tax provisions. Such income tax provisions have no impact on the Company's taxes payable or cash flows.

          Ames has the following deferred tax assets/(liabilities) from pre-consummation ("Pre") and post-consummation ("Post") periods, as of the following dates ($ in millions):

                                     As of               As of
                                January 25, 1997    January 27, 1996
                                -----------------  -------------------
                                Pre   Post  Total   Pre   Post   Total
                               -----  ----  -----   ----- ----   -----
    Fixed assets............... $40   ($3)   $37     $46   ($1)   $45
    Self insurance reserves....   7     7     14      11     7     18
    Store closing reserves.....   2    13     15       3    20     23
    Leases.....................  11     7     18      16     6     22
    Vacation pay reserve
      and other................  (2)   14     12      (1)    3      2

    Net operating loss
      carryovers............... 179     -    179     193     -    193
                               ----   ----  -----   -----  ----  -----
    Total deferred tax assets.. 237    38    275     268    35    303
    Valuation allowances.......(237)  (38)  (275)   (268)  (35)  (303)
                               -----  ----  -----   -----  ----  -----
    Net deferred tax assets...   $0    $0     $0      $0    $0     $0
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

         The Company has treated "pre-emergence net operating losses" (qualified losses incurred prior to the Consummation Date) under
    Section 382(l)(5) of the Internal Revenue Code (hereafter "L-5"). Under "L-5," there is approximately $295 million in pre-emergence net operating losses currently available as carryovers without any annual limitation. The Company has filed a $20 million refund claim under
    Section 172(f) of the Internal Revenue Code. The claim represents a 10-year carryback of qualified expenses and is currently under review by the Internal Revenue Service ("IRS"). The claim will reduce net operating losses by approximately $47 million.

         Ames also has a "post-emergence net operating loss" carryover (incurred after the Consummation Date) of approximately $151 million. Both pre- and post-emergence net operating loss carryovers, which together total $446 million, will expire between 2007 and 2012, except in the event of a change in control of the Company. In addition, Ames has targeted jobs tax credit carryovers of approximately $7 million and alternative minimum tax credit carryovers of approximately $3 million, which will expire in 2007 and 2004, respectively. Federal net operating loss carryovers for fiscal years subsequent to January 27, 1990 are subject to future adjustments, if any, by the IRS.

         As noted above, in the event of a change of control, there could be significant limitations on the ability of the Company to utilize the net operating loss carryover and other tax benefits.

         Ames has substantial potential state net operating loss carryovers. It is difficult, however, to quantify the utilizable amounts of such state operating losses because of the uncertainty related to the mix of future profits in specific states.


10. BENEFIT AND COMPENSATION PLANS:
    ------------------------------
    RETIREMENT AND SAVINGS PLAN

         Ames has a defined contribution retirement and savings plan
    (the "Retirement and Savings Plan") that is qualified under Sections 401(a) and 401(k) of the Internal Revenue Code of 1986, as amended, for employees who, after one year of service, have reached the age of 21 and have completed at least 1,000 hours of service in a 12-month period. For each participant's contribution (up to a maximum of 5% of such participant's total compensation), the Company contributes to the Retirement and Savings Plan an amount equal to 50% of such contribution. Ames funds all administrative costs incurred by the plan. Ames' expense associated with this plan amounted to approximately $2.9, $3.0 and $3.1 million, in 1996, 1995 and 1994, respectively.


    RETIREMENT PLAN

         Ames has an unfunded Retirement Plan for Officers/Directors
    (the "Retirement Plan"). It provides that every person who is employed by Ames when he or she retires, dies or becomes disabled and who serves as both a full-time officer and a director of Ames and has completed five years of service, not necessarily consecutive, in both of these capacities, is eligible for benefits under the Retirement Plan.

         The maximum annual benefit under the Retirement Plan is $100,000, reduced by certain of each participant's annual Social Security benefits. Each participant in the Retirement Plan is entitled to benefits for a period of 10 years. The Company has a reserve established for potential payments under the Retirement Plan. No payments were made under this plan during the periods presented.


    THE G.C. MURPHY COMPANY LIFE INSURANCE PLAN

         The G.C. Murphy Company Life Insurance Plan granted a flat dollar amount (defined benefit) of group term life insurance at no cost to certain retired employees. This plan excludes G.C. Murphy Co. employees who retired from Ames after January 31, 1986. The amount of coverage varies by retiree, is payable only upon death, and has no loan or cash value. There were 2,034 retirees covered by this plan as of January 25, 1997. The Company has a $2.4 million reserve as of January 25, 1997 established for the projected payments under this plan.


    ANNUAL INCENTIVE COMPENSATION PLAN

         The Company has an Annual Incentive Compensation Plan (the "Annual Bonus Plan") that is subject to annual review by the Board of Directors. The Annual Bonus Plan provides annual incentive cash bonuses based on the achievement of the Company's financial goals for the year (and customer service goals for store and field management). There are approximately 1,500 members of management eligible under the plan. Bonus expense recorded under the plan was $7.9, $1.5 and $1.6 million for Fiscal 1996, 1995 and 1994, respectively.


    LONG TERM INCENTIVE PLAN

         Pursuant to the 1995 Long Term Incentive Plan (the "LTIP"), approved by the stockholders in May, 1995, the Company may make awards of an aggregate of up to 500,000 shares of Common Stock and cash payment in an amount up to 50% of the fair market value (as defined in the LTIP) of the Common Stock awarded, determined as of and paid on the vesting date. Each award under the LTIP vests in full on the third anniversary of the date of grant of such award. Awards may be made to the Chief Executive Officer, any Executive Vice President and any Senior Vice President of the Company. Other than for death or disability, awards which have not yet vested are forfeited upon the termination of the employment of the executive.

         As of January 25, 1997, awards aggregating to 345,000 shares of Common Stock had been made to certain executives of the Company but have not yet vested. The shares for these awards have been issued and are being held in custody by the Company on behalf of the grantees thereof. A portion of the estimated market value of the awards, including the cash, has been accrued as compensation expense as of January 25, 1997. The Company recorded as compensation expense for the LTIP $1.1 and $0.3 million during 1996 and 1995, respectively.


    STOCK APPRECIATION RIGHTS

         In connection with the Amended Plan, 1.2 million stock appreciation rights ("SARs"), exercisable only for cash, were granted to certain members of management as compensation for their efforts in restructuring Ames and enabling it to emerge from Chapter 11. After exercises and terminations, 166,683 SARs were fully vested and outstanding at January 25, 1997. All unexercised SARs terminate on December 30, 1997. Each SAR entitles the recipient, upon exercise, to receive in cash the excess of (i) the average closing price of a share of Common Stock during the ten trading days prior to the exercise date, over (ii) $2.96. The average closing price for the last 10 trading days of Fiscal 1996 was $5.47 per share. During Fiscal 1996, a total of 16,667 SARs were exercised. The Company recorded a SARs expense of $0.8 and $0.7 million in 1996 and 1994,respectively. There was no SARs expense in 1995.


    INCOME CONTINUATION PLAN

         Certain officers of Ames participate in an Income Continuation Plan ("ICP"), which guarantees up to one year's salary in the event of termination other than for cause. As of January 25, 1997, the Company had reserved for its known obligations under the ICP.


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


11. COMMITMENTS AND CONTINGENCIES:
    ------------------------------

         As part of the Company's settlement with TJX Companies, Inc. ("TJX") under the Amended Plan, Ames must reimburse TJX for various obligations, fees, and expenses that may be paid by TJX relating to various properties that were under leases rejected by Ames. The obligations, fees, and expenses are subject to certain maximum amounts and the total reimbursement may not exceed $2.7 million and will be in the form of an unsecured note payable due on January 31, 1998 (the "TJX Expense Note"). TJX provides Ames with the amounts paid, if any, during each quarter and those amounts, after appropriate review, become the principal due under the TJX Expense Note. As of January 25, 1997, the amount claimed as due by TJX and recorded by Ames as the TJX Expense Note was approximately $.8 million (see Note 5). Interest is being accrued on the principal amounts due at 10% per annum and will be payable on January 31, 1998.

         The Amended Plan states that portions of any "Excess cash flow amount" must be distributed to holders of claims in certain classes in the order set forth in the Amended Plan. "Excess cash flow amount" is defined as, with respect to the fiscal years ending January 27, 1996 and January 25, 1997, 50% of the excess of (i) EBITDA (as defined in the Company's credit agreement in effect on Consummation Date) of reorganized Ames for such fiscal year over
    (ii)(a) $99.1 million with respect to the fiscal year ending January 27, 1996 and (b) $114.7 million with respect to the fiscal year ending January 25, 1997; provided, however, that excess cash flow amounts shall not be paid with respect to any fiscal year after the
    fiscal year ending January 25, 1997.    There were no excess cash
    flow amounts payable through January 25, 1997.


12. LITIGATION:
    ----------

    WAGE AND HOUR LITIGATION

         On March 21, 1995, a Class Action Complaint (the "Abrams Complaint") was filed against the Company in the Superior Court Department of the Trial Court, Suffolk County, Massachusetts entitled DAVID W. ABRAMS, INDIVIDUALLY AND ON BEHALF OF ALL OTHER PERSONS SIMILARLY SITUATED V. AMES DEPARTMENT STORES, INC. The Complaint alleged that Ames violated Massachusetts wage and hour law by failing to pay Abrams, and other similarly situated Assistant Managers in Massachusetts, time and one-half their regular rates of pay for hours worked in excess of 40 hours a week. The Complaint sought injunctive relief, treble damages, costs and attorney's fees. On April 21, 1995, the case was removed to the United States District Court for the District of Massachusetts. The Company has denied the claims on the basis that Abrams and other similarly situated Assistant Managers were exempt employees not entitled to overtime pay. The Company further denied that the action was properly maintainable as a class action and that the plaintiff was a proper representative of the purported class.

         On March 14, 1996, Abrams amended his Complaint to include Richard Serrano as name representative of all Replenishment Assistant Managers located throughout Massachusetts. On November 22, 1996, the Court remanded the claims of Serrano and the putative class of Replenishment Assistant Managers to State Court because Serrano failed to satisfy the amount in controversy requirement for federal jurisdiction. On January 3, 1997, the United States District Court for the District of Massachusetts certified a class of Hardlines and Softlines Assistant Managers employed by Ames in any Ames store in Massachusetts on or after March 21, 1993, but limited the class to those Assistant Managers whose claim satisfied the amount in controversy requirement for federal jurisdiction as of April 21, 1995, the date of removal. Abrams will cause notice to be sent to the class apprising them of the pending action and their right to opt-out of the action if they do not wish to participate in the litigation after which time the parties will proceed to substantive discovery on the class's alleged claims and damages.

         On December 13, 1995, a Class Action Complaint was filed and on January 23, 1996 an Amended Class Action Complaint was filed (the "Second Complaint") in the United States District Court for the District of Massachusetts entitled COLLEEN AUSTIN, ON BEHALF OF HERSELF AND OTHERS SIMILARLY SITUATED V. AMES DEPARTMENT STORES, INC. ET AL. The factual allegations in the Second Complaint are essentially the same as those in the A Complaint referenced above. However, the Second Complaint also includes claims against the Company and certain of its officers and directors under the Fair Labor Standards Act, ERISA and the wage and hours laws of each state where Ames does business, and purports to state claims on behalf of Assistant Managers in each of those states. The Company believes, among other things, that the case is not properly maintainable as a class action suit and that the plaintiff is not a proper class representative. The Company also denied liability on the basis that Austin and other similarly situated Assistant Managers were exempt employees and moved to dismiss the claims under ERISA and the laws of all states except Massachusetts. Discovery has not yet commenced in this matter.

         On June 26, 1996, a Class Action Complaint was filed (the
    "Third Complaint") in the United States District Court for the District of Massachusetts entitled DAVID ROOT, ON BEHALF OF HIMSELF AND ALL OTHER PERSONS SIMILARLY SITUATED V. AMES DEPARTMENT STORES, INC. The factual allegations in the Third Complaint are essentially the same as in the ABRAMS Complaint referenced above. However, the Third Complaint pertains only to Replenishment Assistant Managers who worked at any Ames Store throughout the United States and is brought solely under the Fair Labor Standards Act. The Complaint sought injunctive relief, damages, costs and attorneys' fees. The Company denied the claims on the basis that Root and other similarly situated Replenishment Assistant Managers were exempt employees and, thus, not entitled to time and one-half pay for hours worked in excess of 40 hours per week. The Company further denied that the action was properly maintainable as a class action and that the plaintiff was a proper representative for the purported class. In the Fall of 1996, the parties reached an agreement to settle the action whereby each putative class member opting-in to the settlement will receive a calculated sum based on the number of weeks worked and individual weekly salary levels in exchange for a release of all claims against the Company. The total of the settlement cannot exceed $1 million in cash and $500,000 in scrip usable in Ames stores. The Court approved the settlement on January 31, 1997 and notices of the class action settlement were sent to all potential members on February 3, 1997. Individuals wishing to opt-in to the settlement must do so by April 4, 1997.

         On December 6, 1996, the remand referenced above from the United States District Court for the District of Massachusetts of ABRAMS V. AMES DEPARTMENT STORES, INC. as to Richard Serrano and the putative class of Replenishment Assistant Managers was docketed in the Superior Court Department of the Trial Court, Suffolk County, Commonwealth of Massachusetts (the "Fourth Complaint"). The Fourth Complaint alleged that Ames violated General Laws, Chapter 151, 1A by failing to pay Serrano and other similarly situated Replenishment Assistant Managers located throughout Massachusetts time and one-half their regular rates of pay for hours worked in excess of 40 hours per week. Serrano has agreed to dismiss the action on behalf of himself and other similarly situated Replenishment Assistant Managers pursuant to the settlement reached between Ames and David Root described above. Serrano and other former or current Replenishment Assistant Managers employed by Ames in Massachusetts will have the option to opt-in to the settlement.

         On March 18, 1997, the Fourth Complaint was amended to add Kristen Gould as a named plaintiff to represent the putative class of Hardlines and Softlines Assistant Managers employed by Ames in the Ames Store in Massachusetts whose claim failed to satisfy the amount in controversy requirement for federal jurisdiction in the ABRAMS case. Gould's substantive claims mirror those currently pending in the ABRAMS case for Massachusetts Hardlines and Softlines Assistants. Also, on March 18, 1997, the Court dismissed Serrano's action on behalf of himself and other similar situated Replenishment Assistant Managers pursuant to the settlement reached between Ames and David Root described above. This case will hereafter go forward solely on behalf of the Hardlines and Softlines Assistant Managers under the caption KRISTEN GOULD V. AMES DEPARTMENT STORES, INC. in the Superior Court Department of the Trial Court, Suffolk County, Commonwealth of Massachusetts. The Company has not yet responded to the GOULD Complaint, but when it does, it will assert the same defenses as it did with regard to the ABRAMS Complaint.

         On February 18, 1997, a Class Action Complaint (the "Fifth Complaint") was filed in the United States District Court for the Northern District of New York entitled MICHELLE MOSCHELLE, INDIVIDUALLY, AND ON BEHALF OF HERSELF AND OTHERS SIMILARLY SITUATED
    V. AMES DEPARTMENT STORES, INC. ET AL. The Fifth Complaint is substantially identical to the Second Complaint except for the name of the plaintiff. The Company has not yet responded to the Fifth Complaint, but when it does, it will assert the same defenses as it did with regard to the Second Complaint, plus other grounds, as may be appropriate, for dismissing the Complaint.

         As to the ABRAMS, AUSTIN, GOULD and matters referenced above, the Company intends to defend each of them vigorously and believes it should prevail.


    ARGONAUT LITIGATION

         On September 15, 1995, the Company commenced an adversary proceeding in the Bankruptcy Court entitled AMES DEPARTMENT STORES, INC. V. ARGONAUT INSURANCE COMPANY (the "Adversary Proceeding"). The reason for this filing was a September 1995 assertion by Argonaut Insurance Company ("Argonaut") that an evergreen letter of credit issued to the benefit of Argonaut at the request of Ames in May 1990 (the "Letter of Credit") could be drawn upon to satisfy Argonaut's pre-petition bankruptcy claim against Ames under an insurance policy issued by Argonaut to Ames in October 1989 (the "Insurance Policy"). The Letter of Credit was in the amount of $5 million and Ames had an obligation to reimburse the issuing bank for any draw down on the Letter of Credit.

         The Adversary Proceeding against Argonaut sought, among other things, to enjoin Argonaut from drawing down the Letter of Credit to satisfy its pre-petition claims. The Company asserted, among other things, that the Letter of Credit was not intended to cover pre-petition claims and, in any event, could not do so under relevant bankruptcy law. The Company also asserted that in the event Argonaut was permitted to draw down on the Letter of Credit, the proper interpretation of the aggregate deductible provision in the Insurance Policy means that the maximum draw down amount was substantially less than $5 million.

         In October 1996, the Company and Argonaut agreed to a settlement of the dispute which involved Argonaut agreeing to the cancellation of the Letter of Credit and Ames agreeing to pay $1 million to Argonaut. The pending litigation has now been dismissed.


    WERTHEIM PROCEEDING

         On October 13, 1992, Ames commenced an adversary proceeding against Wertheim Schroder & Co., Inc. ("Wertheim") and James A. Harmon ("Harmon") (Wertheim & Harmon, collectively the "Defendants"). In this proceeding (the "Wertheim Proceeding"), Ames sought damages and equitable relief for breach of fiduciary duty, professional malpractice, fraudulent conveyance and transfer pursuant to the Bankruptcy Code and New York law, and other improper conduct relating to Ames' acquisition from Zayre Corporation ("Zayre") of Zayre's discount stores division in October 1988.

         On March 31, 1994, Ames entered into a settlement agreement with the Defendants (the "Settlement Agreement"), which was subsequently approved by the Bankruptcy Court. In summary, the Settlement Agreement provided for a $19 million settlement payment by the Defendants and dismissal of all claims and counterclaims in the Wertheim Proceeding. The closing on the Wertheim Settlement Agreement took place in June 1994. At that time, the Company recorded a nonrecurring gain for its $12 million portion of the settlement. The Class AG-6A Trust received $7 million for its portion of the settlement.

     OTHER MATTERS

         Ames has owned and/or leased current and former facilities that are subject to several environmental laws relating to the operation and maintenance of those facilities, particularly with respect to any underground storage tanks currently or previously located at those facilities. The Company believes the vast majority of those tanks have already been cleanly removed. Some residual contamination exists at a limited number of facilities, the extent of which has not been determined at this time. Environmental liabilities associated with these facilities may be shared with facility landlords, tenants, subtenants, or other third parties. In some states, clean-ups may be eligible for financing from state funds. Based on currently available information, no liabilities material to the Company will result from any underground storage tank residual contamination. The Company believes that adequate liabilities have been recorded related to any potential costs.

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


13.   SUPPLEMENTAL CASH FLOW INFORMATION:
      -----------------------------------
      Cash paid for interest and income taxes were as follows:

                                           (000's Omitted)
                                      ---------------------------
                                       Fiscal   Fiscal   Fiscal
                                        1996     1995     1994
                                      -------  --------  -------
Interest............................  $15,149   $19,217  $19,953
Income taxes........................        2         2        7

      Ames entered into other non-cash investing and financing activities as follows:
                                           (000's Omitted)
                                     ---------------------------------
                                       Fiscal      Fiscal       Fiscal
                                        1996        1995         1994
                                       ------    -------       -------
New capital lease obligations.......  $  375     $3,203        $ 687
Conversion of Priority Common
   Stock into Common Stock...........     -          -            38
Issuance of Common Stock under
   1995 Long Term Incentive Plan.....     -           4           -


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

        The Company's financial instruments as of January 25, 1997 and January 27, 1996 were cash and short-term investments, long-term debt, and the Series C Warrants. For cash and short-term investments, the carrying amounts reported in the Consolidated Balance Sheets approximated fair values. For long-term debt obligations, the fair values were estimated using a discounted cash flow analysis (based upon the Company's incremental borrowing rates for similar types of borrowing arrangements). The fair value of the Series C Warrants was based on the market trading price at year-end times the number of such warrants that were outstanding.

        The carrying amounts and fair values of the Company's financial instruments at January 25, 1997 and January 27, 1996 were as follows:

                                                    (000's Omitted)
                                     --------------------------------------------
                                       January 25, 1997        January 27, 1996
                                     --------------------    --------------------
                                     Carrying       Fair      Carrying    Fair
                                      Amount        Value      Amount     Value
                                      -------      -------    ---------  -------
Cash and short-term investments....   $46,119       $46,119     $14,185  $14,185
Long-term debt
  Secured debt.....................     15,574      15,737      19,404    19,782
  Unsecured debt...................      8,444       8,442      17,437    17,495
Series C Warrants..................       -         10,462         -       1,619


15.   GAIN ON DISPOSITION OF PROPERTIES:
      ---------------------------------

          The following is a summary of the major components of the "Gain on disposition of properties":

                                                  (000's Omitted)
                                        -----------------------------
                                         Fiscal    Fiscal     Fiscal
                                           1996      1995       1994
                                         -------  --------  ---------
   Gain on:
    Sales of closed distribution centers. $   -    $5,099     $   -
    Sales/assignment of lease
         interests at closed locations....   395      991      2,965
    Sale of office building................    -        -      2,870
        Sales of shopping centers..........    -     3,046     1,649
                                           -----     -----     -----
                                           $ 395    $9,136    $7,484
                                           ======  =======    ======

16.    DISTRIBUTION CENTER CLOSING COSTS:
       ---------------------------------
          In Fiscal 1994, the Company announced it would close the distribution center in Clinton, Massachusetts in June, 1995 and recorded a provision of $1.3 million for the estimated costs associated with closing the facility. Transfer of the Clinton operations to the Company's distribution center in Leesport, Pennsylvania and the sale of the Clinton facility were completed in June, 1995. In conjunction with the sale of the Clinton facility, the Company was required to prepay the 8.5% Industrial Development Bonds which had secured the facility.

          The following items represent the major components (in thousands) of the total provision for the Clinton closing costs:

          Termination benefits and other
            human resources costs                  $776
          Asset write-off                           145
          Other closing costs                       379
                                                 ------
                                                 $1,300
                                                 ======

          Through January 25, 1997, $1.3 million of costs have been charged to the reserve and no future expenses are expected.


17.   STORE CLOSING CHARGES:
      ---------------------

          In the fourth quarter of 1996, the Company recorded charges of $9.7 million in connection with the closing of thirteen (13) stores. The $9.7 million is classified in two line items: $6.9 million as store closing charge and $2.8 million as part of cost of merchandise sold. Twelve of the stores closed in February, 1997, and the thirteenth store is expected to close in mid-summer, 1997.

          In the fourth quarter of 1995, the Company recorded charges of $20.9 million in connection with the closing of seventeen (17) stores and the elimination of 71 positions in the corporate headquarters. The $20.9 million is now classified in two line items to conform with the 1996 presentation: $17.6 million as store closing charge and $3.3 million as part of cost of merchandise sold. The 17 stores closed in March, 1996. The $3.3 million charge, representing the inventory write-down for the 17 closing stores, had been classified as part of the store closing charge in the original presentation of the results for 1995.

          The following items represent the major components of the total charges recorded in January, 1997 and January, 1996 in connection with store closings:

                                       (OOO's Omitted)
                                  ------------------------
                                     Fiscal       Fiscal
            Item                      1996         1995
            ----                     -----        ------

         Lease costs                 $3,535       $12,926
         Net fixed asset write-down   1,149         2,094
         Severance costs                773         1,857
         Other                        1,401           744
                                     ------         -----
            Store closing charge      6,858        17,621
            Inventory write-down      2,860         3,244
                                    -------       -------
                Total charges        $9,718       $20,865
                                    =======       =======

          The lease costs provided for in the store closing charge include all projected occupancy costs from date of closing until estimated lease disposition date.


18.   LEASED DEPARTMENT AND OTHER OPERATING INCOME:
      ---------------------------------------------

                                                  (000's Omitted)
                                           -----------------------------
                                             Fiscal    Fiscal    Fiscal
                                              1996      1995      1994
                                             ------    ------    ------
      Leased department income...........   $16,932   $17,132   $17,900
      Concession and vending income......     1,148     1,291     1,342
      Layaway service fees...............     2,382     2,386     3,163
      Various other......................     8,822     8,868     7,891
                                            -------     -----   -------
                                            $29,284   $29,677   $30,296
                                            =======   =======   =======


19.   EXTRAORDINARY ITEMS:
      -------------------

          In December, 1996, the Company terminated the Prior Credit Agreement (Note 5) and recorded a non-cash extraordinary charge of $1.4 million, net of tax benefit of $0.6 million, for the write-off of deferred financing costs.

          The Company prepaid certain debt (Note 5) during Fiscal 1994 and recorded a non-cash extraordinary charge of $1.5 million, net of tax benefit of $0.7 million, primarily for the write-off of deferred financing costs and debt discounts.


20.   ACCOUNTING FOR LONG-LIVED ASSETS:
      --------------------------------

          Effective January 27, 1996, the Company adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." As a result, the Company recorded an impairment loss of $3.4 million in the quarter ended January 27, 1996. During Fiscal 1996, the Company recorded an additional impairment loss of $2.2 million. The impairment loss, classified as part of "Depreciation and amortization expense," was equivalent to the current carrying value of fixtures and equipment and leasehold improvements for specific stores where estimated undiscounted future operating cash flows were less than the current carrying value of the assets. The Company will continue to operate these stores until such time the estimated closing costs are less than any projected cash losses.


21.   RECENTLY ISSUED ACCOUNTING STANDARDS:
      ------------------------------------

          In February, 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS No. 128"). Under SFAS No. 128 the presentation of Primary and Fully Diluted Earnings per Share will be replaced by Basic and Diluted Earnings per Share. Adoption of SFAS No. 128 is required for periods ending after December 15, 1997, at which time restatement for prior periods will be necessary.


22.   QUARTERLY FINANCIAL DATA (UNAUDITED):
      ------------------------------------

               Summarized unaudited quarterly financial data (in thousands except for per share amounts) for the last three fiscal years are shown below. The quarterly sales for Fiscal 1995 have been restated to reflect the effect of recording "55 Gold " senior citizen discounts as markdowns, which conforms with the Fiscal
      1996 treatment.


                                                    First        Second         Third        Fourth
                                                   -------       ------         ------      -------
   FISCAL 1996:
   -----------
   Net sales                                       $438,667       $499,107     $516,876     $707,030
   Gross margin                                     117,402        139,725      141,224      194,355
   Income (loss) before extraordinary item           (6,998)         4,514          421       20,718 (a)
   Income (loss) per share before extaordinary item   (0.34)          0.21         0.02         0.93
   Net income (loss)                                 (6,998)         4,514          421       19,364 (a)
   Net income (loss)per share - primary               (0.34)          0.21         0.02         0.87
                              - fully diluted         (0.34)          0.21         0.02         0.85




   FISCAL 1995:
   -----------
   Net sales                                       $438,312      $500,188      $501,550     $664,181
   Gross margin                                     115,345       136,000       134,137      174,760 (b)
   Income (loss) before extraordinary item          (11,141)        3,188        (4,884)      11,219 (c)
   Income (loss) per share before extaordinary item   (0.55)         0.15         (0.24)        0.54
   Net income (loss)                                (11,141)        3,188        (4,884)      11,219 (c)
   Net income (loss)per share (e)                     (0.55)         0.15         (0.24)        0.54



   FISCAL 1994:
   -----------
   Net sales                                        $435,755     $491,300       $511,268    $704,504
   Gross margin                                      116,039      136,210        137,136     182,261
   Income (loss) before extraordinary item           (13,624)(d)    6,609         (5,102)     30,660
   Income (loss) per share before extaordinary item    (0.68)        0.31          (0.25)       1.44
   Net income (loss)                                 (15,141)(d)    6,609         (5,102)     30,660
   Net income (loss)per share (e)                      (0.75)        0.31          (0.25)       1.44


      (a) Includes charges of $9.7 million related to the closing of 13 stores (Note 17).

      (b) Restated by $3.3 million for the inventory write-down incurred in connection with the 17-store closing (Note 17).

      (c) Includes charges of $20.9 million related to the closing of 17 stores (Note 17).

      (d) Includes the nonrecurring gain of $12.0 million for a litigation settlement (Note 12).

      (e) Primary and fully diluted earnings per share were the same for each quarter.

                                                                 SCHEDULE II


                        AMES DEPARTMENT STORES, INC. AND SUBSIDIARIES
                              VALUATION AND QUALIFYING ACCOUNTS
                                        (In Thousands)




                        Balance at     Charged to                                       Balance at
                      Beginning of      Cost and                                          End of
Description               Period        Expense     Reclassifications(a)   Deductions     Period
-----------            -----------     ---------    -------------------   ------------  -----------
FISCAL 1996
-----------

Store Closing Reserve    $27,379        $ 6,858            ($2,178)          ($7,621)      $24,438

Distribution Center
 Closing Reserve
 included in Accrued
 Expenses                    123              -             ($ 122)             ($  1)          -


FISCAL 1995
-----------

Store Closing Reserve    $ 2,878        $17,621             $8,378           ($1,498) (b)  $27,379

Distribution Center
 Closing Reserve
 included in Accrued
 Expenses                $ 1,567           -                 ($194)          ($1,250) (c)   $  123


FISCAL 1994
-----------

Store Closing Reserve    $ 6,992           -                $1,623           ($5,737) (b)   $2,878

Distribution Center
 Closing Reserve
 included in Accrued
 Expenses                       -       $2,500                $267           ($1,200) (d)   $1,567



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

                          E X H I B I T   I N D E X

                                                               CROSS-REFERENCE
EXHIBIT                                                         OR PAGE NUMBER
NUMBER                       EXHIBIT                            IN FORM 10-K
------                       -------                            --------------

2(a)      Third Amended and Restated Plan of Reorganization
             of the Ames Department Stores, Inc. and other members of the Ames Group, Citibank, N.A. as Agent, the Parent Creditor's Committee, the Subsidiaries Creditor's Committee, the Bond-holders' Committee and the Employees' Committee dated October 23, 1992 (incorporated herein by reference to Exhibit 2 of the Company's Report on Form 8-K dated December 29, 1992 and filed December 31, 1992).

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

3(b)      Form of By-laws of Ames Department Stores, Inc.
             as amended February 23, 1995 (incorporated herein by reference to Exhibit 3(b) of the Company's Annual Report on Form 10-K dated
             January 28, 1995 and filed on April 10, 1995).

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

                                   E X H I B I T   I N D E X

                                                           CROSS-REFERENCE
EXHIBIT                                                     OR PAGE NUMBER
NUMBER                        EXHIBIT                         IN FORM 10-K
------                        -------                       ---------------


4(c)      Rights Agreement, dated as of November 30, 1994,
             between Ames Department Stores, Inc. and
             Chemical Bank, as Rights Agent (incorporated herein by reference to Exhibit 4 of the Company's Quarterly Report on Form 10-Q for the quarterly period ended October 29, 1994 filed on December 13, 1994).

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

10(c)     1994 Management Stock Option Plan (incorporated herein
             by reference to the Company's definitive proxy statement filed on May 5, 1994).

10(d)     1994 Non-Employee Directors Stock Option Plan
             (incorporated by reference to the Company's definitive proxy statement filed April 10, 1995).


10(e)     1995 Long Term Incentive Plan (incorporated by
             reference to the Company's definitive proxy statement filed on April 10, 1995).

10(f)     Credit Agreement, dated as of December 27, 1996, among
             BankAmerica Business Credit, Inc., as Agent, the lenders party thereto and Ames Department Stores, Inc. (incorporated herein by reference to Exhibit 10 of the Company's Report on Form 8-K dated and filed
             January 14, 1997).

                        E X H I B I T   I N D E X

                                                              CROSS-REFERENCE
EXHIBIT                                                        OR PAGE NUMBER
NUMBER                        EXHIBIT                           IN FORM 10-K
------                        -------                            ---------------


10(g)     Employment Agreement, dated June 1, 1996, between Ames         54
             Department Stores, Inc. and Joseph Ettore.

10(h)     Employment Agreement, dated August 1, 1996, between Ames       64
             Department Stores, Inc. and Denis Lemire.

11        Schedule of computation of primary and fully diluted           75
             net earnings per share.

22        Subsidiaries of the Registrant.                                76



                                                                   Exhibit 10(g)
                                      EMPLOYMENT AGREEMENT
                                     ---------------------


      Agreement, dated as of June 1, 1996, between AMES DEPARTMENT STORES, INC., a Delaware corporation (the "Company"), and JOSEPH ETTORE (the "Executive").


                                     W I T N E S S E T H :

      WHEREAS, the Company is engaged in the business of operating self-service retail discount department stores (the "Business"); and

      WHEREAS, the Company desires to retain the services of the Executive in the capacities of Chief Executive Officer and President of the Company, and the Executive desires to provide such services in such capacities to the Company, on the terms and subject to the conditions set forth in this Agree-ment;

      NOW, THEREFORE, in consideration of the foregoing and of the mutual covenants and obligations hereinafter set forth, the parties hereto, intending to be legally bound, hereby agree as follows:

      1. EMPLOYMENT AND TERM. The Company hereby employs the Executive, and the Executive hereby accepts employment by the Company, in the capacities and on the terms and subject to the conditions set forth herein, for the period commencing on June 1, 1996 and ending on May 31, 1999, unless terminated earlier as provided herein (the "Term of Employment"). The Company hereby agrees to notify the Executive not later than January 1, 1999, whether the Company intends to seek to negotiate an extension of the Term of Employment.

      2. DUTIES. During the Term of Employment, the Executive shall serve as the Company's Chief Executive Officer and President. In addition, while it is understood that the right to elect directors of the Company is by law vested in the stockholders of the Company, it is nevertheless contemplated, subject to such right, that the Executive shall, at all times during the Term of Employment, be a member of the Board of Directors of the Company; PROVIDED that the failure of the Executive to be elected a director or to retain a directorship of the Company shall not constitute a breach of this Agreement by the Company. As chief executive officer, the Executive shall be the most senior officer of the Company, with all supervisory authority and power over the other senior officers of the Company, including principal responsibility for recommendations to the Board of Directors of the Company regarding the hiring and termination of other senior officers and with such other powers, duties and responsibilities with respect to the business of the Company as are customary to his offices and positions or as the Board of Directors of the Company may reasonably request consistent therewith.

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


      3. COMPENSATION AND BENEFITS. As full and complete compensation to the Executive for his execution and delivery of this Agreement and performance of the services required hereunder, the Company shall pay, grant or provide the Executive, and the Executive agrees to accept, the following salary and other compensation and benefits (all such amounts to be calculated in United States dollars):

           (a) a base salary, payable in accordance with the Company's standard payroll practices for senior executive officers, of $850,000 per annum ("Base Salary");

           (b) an annual bonus, payable with respect to each full fiscal year of the Company during the Term of Employment, or pro rata portion thereof, in each case based upon the performance of the Company for each applicable full fiscal year of the Company and otherwise in accordance with the Company's Annual Incentive Compensation Plan, in effect from time to time;

           (c) a one-time, non-refundable lump-sum cash payment of $150,000, which shall be deemed to be earned in full upon the execution and delivery of this Agreement and which shall be payable in full upon such execution and delivery;

           (d) an option (the "Option"), granted as of July 11, 1996, to acquire up to 300,000 shares (the "Option Shares") of common stock, par value $.01 per share, of the Company (the "Common Stock") in accordance with the Company's 1994 Management Stock Option Plan (the "1994 Plan") or any other plan pursuant to which the Option may be granted (the "Alternative Plan"), subject to amendment or approval, as the case may be, of such plan by the stockholders of the Company at its annual meeting to be held no later than May, 1998; PROVIDED, HOWEVER, that in the event that the Company neither amends the 1994 Plan nor adopts the Alternative Plan, the Company shall make a payment to the Executive of an amount equal to (x) 300,000, MULTIPLIED by (y) the difference between the Average Stock Price (as hereinafter defined) and $2.00 (the "Option Alternative Amount"). For purposes of this Agreement, the "Average Stock Price" means the average closing sale price per share on any national securities exchange or on the National Association of Securities Dealers Automated Quotation System - National Market System ("NASDAQ-NMS") on which the Common Stock is listed or reported through, as the case may be, for the 20 trading days prior to the end of the Term of Employment. The Option Alternative Amount will be payable at the end of the Term of Employment, unless, prior to such date, the Executive terminates his employment other than for Good Reason (as hereinafter defined) or his employment is terminated by the Company for Cause (as hereinafter defined), in which case no payments will be made pursuant to this paragraph (d);

           (e) reimbursement to the Executive of $12,000 per year for the cost of maintaining $500,000 of life insurance, plus additional life insurance underwritten by the Company's present insurer (or another insurer reasonably acceptable to the Company and the Executive) in the face amount of $500,000; PROVIDED that the Executive shall assist the Company in procuring such insurance by submitting to reasonable medical examinations and by filling out, executing and delivering such applications and other instruments in writing as may reasonably be required by any insurer to which the Company may apply;

           (f) the right to participate in any savings and stock option plans or programs and in any medical, dental, disability, retirement, insurance, savings, vacation, holiday, paid sick leave or other plans as in effect from time to time for the benefit of the Company's senior executive officers;

           (g) the right to participate in any long-term incentive program as in effect from time to time for the benefit of senior executive officers implemented by the Company or any of its subsidiaries;

           (h) a one-time, lump-sum cash payment of $450,000, which shall be payable at the end of the Term of Employment, unless, prior to such date, the Executive terminates his employment other than for Good Reason or his employment is terminated by the Company for Cause, in which case no payments will be made pursuant to this paragraph (h);

           (i) an annual automobile allowance, payable in equal monthly installments during the Term of Employment, in an amount in accordance with the policies and procedures of the Company as in effect from time to time for senior executive officers, but not less than $1,800 per month;

           (j) prompt reimbursement for all reasonable business-related expenses incurred by the Executive, in accordance with the policies and procedures of the Company as in effect from time to time for senior executive officers;

           (k) paid vacation in accordance with the policies and procedures of the Company as in effect from time to time for senior executive officers; and

           (l) a living allowance of $48,000 per year during the Term of Employment, payable in equal monthly installments of $4,000


      4.  TERMINATION.
          -----------

           (a) PERMANENT DISABILITY. During the Term of Employment hereunder, the Company shall maintain a disability insurance policy which shall pay to the Executive 60% of his Base Salary during any period of disability up to Executive's age 65; PROVIDED that the Executive shall assist the Company in procuring such insurance by submitting to reasonable medical examinations and by filling out, executing and delivering such applications and other instruments in writing as may reasonably be required by any insurer to which the Company may apply; and PROVIDED, FURTHER, that the Executive shall be insurable at standard rates. In the event of the permanent disability (as hereinafter defined) of the Executive during the Term of Employment, the Company shall have the right, upon written notice to the Executive, to terminate the Executive's employment hereunder, effective upon the giving of such notice (or such later date as shall be specified in such notice). Upon such termination, the Company shall have no further obligations hereunder, except to pay the Executive any amounts or provide the Executive any benefits to which the Executive may otherwise have been entitled under the Company's permanent disability insurance referred to above, and the Executive shall continue to have the obligations provided for in Sections 6 and 7. For purposes of this paragraph, "permanent disability" means any disability as defined under the Company's disability insurance policy referred to Section 3(f).

           (b) DEATH. In the event of the death of the Executive during the Term of Employment, this Agreement shall automatically terminate and the Company shall have no further obligations hereunder, except to pay the Executive's beneficiary or legal representative any amounts or provide any benefits to which the Executive may otherwise have been entitled prorated to the date of death.

           (c) CAUSE. The Company shall have the right, upon written notice to the Executive, to terminate the Executive's employment under this Agreement for Cause, effective upon the giving of such notice (or such later date as shall be specified in such notice), and the Company shall have no further obligations hereunder, except to pay the Executive any amounts or provide the Executive any benefits to which the Executive may otherwise have been entitled prorated to the effective date of termination.

      For purposes of this Agreement, "Cause" means:
                (i) fraud or embezzlement on the part of the Executive or material breach by the Executive of his obligations under Section 6 or 7;
                (ii) conviction of the Executive for any felony;

                (iii) a material breach of, or the willful failure or refusal by the Executive to perform and discharge, his duties, responsibili-ties or obligations under this Agreement without Good Reason (other than under Sections 6 and 7 hereof, which shall be governed by clause (i) above, and other than by reason of permanent disability or death) that is not corrected within 30 days of written notice thereof to the Executive by the Company, such notice to state with specificity the nature of the breach, failure or refusal; PROVIDED that if such breach, failure or refusal cannot reasonably be corrected within 30 days of written notice thereof, correction shall be commenced by the Executive within such period and may be corrected within a reasonable period thereafter; or
               (iv) any substantiated, willful act by the Executive intended to result in substantial personal enrichment of the Executive at the expense of the Company or any of its affiliates or which has a material adverse impact on the business or reputation of the Company or any of its affiliates.

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

           (e) GOOD REASON. The Executive shall have the right to terminate his employment under this Agreement for Good Reason upon at least three months' prior written notice thereof to the Company given within 30 days of the first occurrence of any event constituting Good Reason, in which case the Executive's employment under this Agreement shall terminate on the date specified in such notice. In the event of any termination of employment by the Executive for Good Reason, the Executive shall have no further obligations under this Agreement other than the obligations provided for in Sections 6 and 7(a). The failure by the Executive to give such written notice in such 30-day period shall preclude the Executive from terminating his employment for Good Reason with respect to such occurrence. In the event of any termination of employment by the Executive for Good Reason, the Company shall have no further obligations hereunder, except (i) to pay the Executive, promptly following such termination, an amount equal to (A) his Base Salary when it would otherwise be payable and (B) the annual bonus payable to the Executive under Section 3(b) prorated to the effective date of termination, (ii) to cause the Option to vest in full as of the date of termination and to remain exercisable until the end of the option period set forth in the Option, and (iii) to maintain coverage of the Executive in the Company's medical plan for a period of one (1) year after the date of termination, as such plan is in effect during such period for the benefit of the Company's senior executive officers, in lieu of any other compensation, payment or other benefits to which the Executive may otherwise be
      entitled under this Agreement.   There shall be no mitigation for any
      amounts payable by the Company pursuant to this Section 4(e). It is understood and agreed that, during the three-month period following the Executive's delivery of notice of termination for Good Reason to the Company, the Executive shall cooperate fully with the Company to effect the orderly transfer of the Executive's duties to another person or persons. Notwithstanding anything to the contrary contained herein, upon receipt of the Executive's notice of termination for Good Reason, the Company shall have the right to cause the Executive's termination to become effective prior to the end of the three-month period or the date specified in the notice therefor by giving at least two business days' notice thereof to the Executive; PROVIDED that the Company shall continue to pay the Executive's Base Salary until the end of the third month after such notice is given and such amount shall not be offset against any other amounts payable under this Section 4(e).

      For purposes of this Agreement, "Good Reason" means:
                (i) the assignment to the Executive of any duties inconsistent in any material respect with the Executive's positions (including status, offices, titles and reporting requirements), authority, duties or responsibilities as contemplated by Section 2 of this Agreement; or
                (ii) the termination of employment of the Executive without Cause or the occurrence of any of the circumstances constituting Good Reason under clause (i) of this definition after a Change in Control (as hereinafter defined).

      For purposes of this Agreement, a "Change in Control" means:

                the occurrence of any one of the following events: (a) any person or other entity (other than any of the Company's subsidiaries), including any person as defined in Section 13(d)(3) of the Exchange Act, becoming the beneficial owner, as defined in Rule 13d-3 of the Exchange Act, directly or indirectly, of more than fifty percent (50%) of the total combined voting power of all classes of capital stock of the Company ordinarily entitled to vote for the election of directors of the Company, (b) the sale of all or substantially all of the property or assets of the Company (other than a sale to any of the Company's subsidiaries), (c) the consolidation or merger of the Company with another corporation (other than with any of the Company's subsidiaries or in which the Company is the surviving corporation), the consummation of which would result in the occurrence of an event described in clause (a) above or (d) a change in the Board of Directors of the Company occurring with the result that the members of the Board of Directors of the Company on the date hereof (the "Incumbent Directors") no longer constitute a majority of such Board of Directors, provided that any person becoming a director whose election or nomination for election was supported by a majority of the Incumbent Directors shall be considered an Incumbent Director for purposes hereof.

      5. RESIGNATION UPON TERMINATION. Upon the termination of the Executive's employment hereunder for any reason the Executive agrees that he shall be deemed to have resigned from all offices and directorships held by him in the Company or any of its subsidiaries immediately.

      6. CONFIDENTIALITY; OWNERSHIP. (a) During the Term of Employment and thereafter, the Executive shall keep secret and retain in strictest confidence and not divulge disclose, discuss, copy or otherwise use or suffer to be used in any manner, except in connection with the Business of the Company and the businesses of any of its subsidiaries or affiliates, any Protected Information in any Unauthorized manner or for any Unauthorized purpose (as such terms are hereinafter defined
                (i) "Protected Information" means trade secrets, confidential or proprietary information and all supplier and customer lists, market research, databases, computer programs and software, operating procedures, knowledge of the organization, products (including prices, costs, sales or content), machinery, contracts, financial information or measures, business plans, details of consultant contracts, new personnel acquisition plans, business acquisition plans, business relationships and other information owned, developed or possessed by the Company or its subsidiaries or affiliates, except as required in the course of performing duties hereunder; PROVIDED that Protected Information shall not include information (a) that is considered by law, custom or otherwise to be generally known in the industry of the Company; (b) developed by the Executive individually or jointly with others prior to the commencement of employment under Section 2; and (c) that becomes generally known to the public or the trade without violation of this
           Section 6.
                   (ii) "Unauthorized" means: (A) in contravention of the policies or procedures of the Company or any of its subsidiaries or affiliates; (B) otherwise inconsistent with the measures taken by the Company or any of its subsidiaries or affiliates to protect their interests in any Protected Information; (C) in contravention of any lawful instruction or directive, either written or oral, of an employee of the Company or any of its subsidiaries or affiliates empowered to issue such instruction or directive; or (D) in contravention of any duty existing under law or contract. Notwithstanding anything to the contrary contained in this Section 6, the Executive may disclose any Protected Information to the extent required by court order or decree or by the rules and regulations of a governmental agency or as otherwise required by law; PROVIDED that the Executive shall provide the Company with prompt notice of such required disclosure in advance thereof so that the Company may seek an appropriate protective order in respect of such required disclosure.

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

      7.   COVENANT NOT TO COMPETE.  Subject to the last sentence of this
Section 7, the Executive agrees that until May 31, 1999, the Executive shall not, directly or indirectly, without the prior written consent of the Company:

           (a) solicit, entice, persuade or induce any employee, consultant, agent or independent contractor of the Company or of any of its subsidiaries or affiliates to terminate his or her employment with the Company or such subsidiary or affiliate, to become employed by any person, firm or corporation other than the Company or such subsidiary or affiliate or approach any such employee, consultant, agent or independent contractor for any of the foregoing purposes, or authorize or assist in the taking of any such actions by any third party (for purposes of this Section 7(a), the terms "employee," "consultant," "agent" and "independent contractor" shall include any persons with such status at any time during the six months preceding any solicitation in question); or

           (b) directly or indirectly engage, or participate, or make any financial investment in, or become employed by or render consulting, advisory or other services to or for any of the following business enterprises (or their respective successors-in-interest, including, without limitation, by change of name): Kmart; Wal-Mart; Hills; Rose's; Target; Caldor; and Bradlees; PROVIDED that nothing in this Section 7(b) shall be construed to preclude the Executive from making any investments in the securities of any such business enterprise to the extent that such enterprise's securities are actively traded on a national securities exchange or in the over-the-counter market in the United States or on any foreign securities exchange and represent, at the time of acquisition, not more than 3% of the aggregate voting power of such business enterprise.

           Notwithstanding the foregoing, the Executive shall not be subject to the terms and provisions of paragraph (b) of this Section 7 in the case of a termination of employment of the Executive by the Company without Cause or by the Executive for Good Reason.

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

      14. ASSIGNABILITY. The obligations of the Executive may not be delegated and, except with respect to the designation of beneficiaries in connection with any of the benefits payable to the Executive hereunder, the Executive may not, without the Company's written consent thereto, assign, transfer, convey, pledge, encumber, hypothecate or otherwise dispose of this Agreement or any interest therein. Any such attempted delegation or disposi-tion shall be null and void and without effect. The Company and the Executive agree that this Agreement and all of the Company's rights and obligations hereunder may be assigned or transferred by the Company to and shall be assumed by and binding upon any successor to the Company. The term "successor" means, with respect to the Company or any of its subsidiaries, any corporation or other business entity which, by merger, consolidation, purchase of the assets or otherwise, including after a Change in Control, acquires all or a material part of the assets of the Company.

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


     The Company:

      Ames Department Stores, Inc.
      2418 Main Street
      Rocky Hill, Connecticut  06067
      Tel:  (860) 257-2000
      Attn:  Chairman of the Board of Directors

     with a copy to:

      Weil, Gotshal & Manges LLP
      767 Fifth Avenue
      New York, New York  10153
      Tel:  (212) 310-8000
      Fax:  (212) 310-8007
      Attn:  Jeffrey J. Weinberg, Esq.

     The Executive:

      Joseph Ettore

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

      21. EXPENSES. All reasonable attorneys' fees and expenses incurred by the Executive in connection with the negotiation, execution and delivery of this Agreement up to $7,000 shall be borne by the Company.

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



                    AMES DEPARTMENT STORES, INC.


                    By /s/ Paul M. Buxbaum
                       --------------------
                        Paul M. Buxbaum
                        Chairman of the Board
                        of Directors


                       /s/ Joseph Ettore
                       ------------------
                       Joseph Ettore




                                                                  Exhibit 10(h)

EMPLOYMENT AGREEMENT

      Agreement, dated as of August 1, 1996, between AMES DEPARTMENT STORES, INC., a Delaware corporation (the "Company"), and DENIS LEMIRE (the "Executive").

                     W I T N E S S E T H :


      WHEREAS, the Company is engaged in the business of operating self-service retail discount department stores (the "Business"); and

      WHEREAS, the Company desires to retain the services of the Executive in the capacities of Executive Vice President-Merchandising of the Company, and the Executive desires to provide such services in such capacities to the Company, on the terms and subject to the conditions set forth in this Agree-ment;

      NOW, THEREFORE, in consideration of the foregoing and of the mutual covenants and obligations hereinafter set forth, the parties hereto, intending to be legally bound, hereby agree as follows:

      1. EMPLOYMENT AND TERM. The Company hereby employs the Executive, and the Executive hereby accepts employment by the Company, in the capacities and on the terms and subject to the conditions set forth herein, for the period commencing on August 1, 1996 and ending on July 31, 1999, unless terminated earlier as provided herein (the "Term of Employment").

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

      The Executive shall serve the Company faithfully and to the best of his ability in such capacities, devoting substantially all of his business time, attention,knowledge, energy and skills to such employment.

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

      3. COMPENSATION AND BENEFITS. As full and complete compensation to the Executive for his execution and delivery of this Agreement and performance of the services required hereunder, the Company shall pay, grant or provide the Executive, and the Executive agrees to accept, the following salary and other compensation and benefits (all such amounts to be calculated in United States dollars):

           (a) a base salary, payable in accordance with the Company's standard payroll practices for senior executive officers, of (i) $350,000 for the period from August 1, 1996 through and including July 31, 1997,
      (ii) $375,000 for the period from August 1, 1997 through and including July 31, 1998, and (iii) $400,000 for the period from August 1, 1998 through and including July 31, 1999 (with respect to each period, the "Base Salary" for such period);

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

           (c) a one-time, lump-sum cash payment of $75,000, which shall be payable at the end of the Term of Employment, unless, prior to such date, the Executive terminates his employment or his employment is terminated by the Company for Cause, in which case no payments will be made pursuant to this paragraph (c);

           (d) an option (the "Option") to acquire 50,000 shares (the "Option Shares") of common stock, par value $.01 per share, of the Company (the "Common Stock") of which 16,666 shares, 16,667 shares and 16,667 shares are exercisable on August 1st of 1997, 1998 and 1999, respectively, at a price of $2.32 per share in accordance with the Company's 1994 Management Stock Option Plan and as more particularly described in Schedule 3(d) hereto;

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


      4.   TERMINATION.
           -----------

           (a) PERMANENT DISABILITY. In the event of the permanent disability (as hereinafter defined) of the Executive during the Term of Employment, the Company shall have the right, upon written notice to the Executive, to terminate the Executive's employment hereunder, effective upon the giving of such notice (or such later date as shall be specified in such notice). Upon such termination, the Company shall have no further obligations hereunder, except to pay the Executive any amounts or provide the Executive any benefits to which the Executive may otherwise have been entitled under the Company's permanent disability insurance referred to in Section 3(e), and the Executive shall continue to have the obligations provided for in Sections 6 and 7. For purposes of this paragraph, "permanent disability" means any disability as defined under the Company's disability insurance policy referred to Section 3(e).

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


     For purposes of this Agreement, "Cause" means:

                (i) fraud or embezzlement on the part of the Executive or material breach by the Executive of any of his obligations under this Agreement;
                (ii) Executive shall have committed any act of gross negligence in the performance of his duties or obligations hereunder or any material act of malfeasance, disloyalty, dishonesty or breach of trust against the Company;
                (iii)  conviction of the Executive for any felony;
                (iv) a material breach of, or the willful failure or refusal by the Executive to perform and discharge, his duties, responsibili-ties or obligations under this Agreement (other than under Sections 6 and 7 hereof, which shall be governed by clause (i) above, and other than by reason of permanent disability or death) that is not corrected within 30 days of written notice thereof to the Executive by the Company, such notice to state with specificity the nature of the breach, failure or refusal; PROVIDED that if such breach, failure or refusal cannot reasonably be corrected within 30 days of written notice thereof, correction shall be commenced by the Executive within such period and may be corrected within a reasonable period thereafter; or

             (v) any substantiated, willful act by the Executive intended to result in substantial personal enrichment of the Executive at the expense of the Company or any of its affiliates or which has a material adverse impact on the business or reputation of the Company or any of its affiliates.

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

      7.   COVENANT NOT TO COMPETE.  Subject to the last sentence of this
Section 7, the Executive agrees that until July 31, 1999 the Executive shall not, directly or indirectly, without the prior written consent of the Company:

           (a) solicit, entice, persuade or induce any employee, consultant, agent or independent contractor of the Company or of any of its subsidiaries or affiliates to terminate his or her employment with the Company or such subsidiary or affiliate, to become employed by any person, firm or corporation other than the Company or such subsidiary or affiliate or approach any such employee, consultant, agent or independent contractor for any of the foregoing purposes, or authorize or assist in the taking of any such actions by any third party (for purposes of this Section 7(a), the terms "employee," "consultant," "agent" and "independent contractor" shall include any persons with such status at any time during the six months preceding any solicitation in question); or

           (b) directly or indirectly engage, or participate, or make any financial investment in, or become employed by or render consulting, advisory or other services to or for any of the following business enterprises (or their respective successors-in-interest, including, without limitation, by change of name): Kmart; Wal-Mart; Hills; Rose's; Target; Caldor; and Bradlees; PROVIDED that nothing in this Section 7(b) shall be construed to preclude the Executive from making any investments in the securities of any such business enterprise to the extent that such enterprise's securities are actively traded on a national securities exchange or in the over-the-counter market in the United States or on any foreign securities exchange and represent, at the time of acquisition, not more than 3% of the aggregate voting power of such business enterprise. Notwithstanding the foregoing, the Executive shall not be subject to the terms and provisions of paragraph (b) of this Section 7 in the case of a termination of employment of the Executive by the Company without Cause.

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

      14. ASSIGNABILITY. The obligations of the Executive may not be delegated and, except with respect to the designation of beneficiaries in connection with any of the benefits payable to the Executive hereunder, the Executive may not, without the Company's written consent thereto, assign, transfer, convey, pledge, encumber, hypothecate or otherwise dispose of this Agreement or any interest therein. Any such attempted delegation or disposi-tion shall be null and void and without effect. The Company and the Executive agree that this Agreement and all of the Company's rights and obligations hereunder may be assigned or transferred by the Company to and shall be assumed by and binding upon any successor to the Company. The term "successor" means, with respect to the Company or any of its subsidiaries, any corporation or other business entity which, by merger, consolidation, purchase of the assets or otherwise, including after a Change in Control, acquires all or a material part of the assets of the Company.

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

      The Company:

           Ames Department Stores, Inc.
           2418 Main Street
           Rocky Hill, Connecticut  06067
           Tel:  (860) 257-2000
           Attn:  Chairman of the Board of Directors

      with a copy to:

           Weil, Gotshal & Manges LLP
           767 Fifth Avenue
           New York, New York  10153
           Tel:  (212) 310-8000
           Fax:  (212) 310-8007
           Attn:  Jeffrey J. Weinberg, Esq.

      The Executive:


      Either party may change the address to which notices shall be sent by sending written notice of such change of address to the other party. Any such notice shall be deemed given, if delivered personally, upon delivery; if telecopied, when telecopied; if sent by courier service providing for next-day delivery, the next business day following deposit with such courier service; and if sent by certified or registered mail, 3 days after deposit (postage prepaid) with the U.S. mail service.

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



                    AMES DEPARTMENT STORES, INC.


                    By  /s/ Joseph Ettore
                        ---------------------------
                        Joseph Ettore
                        President and Chief Executive
                        Officer


                       /s/ Denis Lemire
                       ----------------------------
                       Denis Lemire

SCHEDULE 3(d)
 -------------

OPTION TERMS
------------


EXPIRATION DATE: Ten years from the date of issuance thereof (the "Expiration Date"), unless terminated earlier as provided below (the "Option Term").

EXERCISABILITY: Subject to the provisions on termination below, each Option shall be exercisable on a cumulative basis during the relevant Option Term.

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

                                                                                                   Exhibit 11
                                      AMES DEPARTMENT STORES, INC. AND SUBSIDIARIES
                                  SCHEDULE OF COMPUTATION OF PRIMARY AND FULLY DILUTED
                                             NET EARNINGS PER SHARE
                                     (Amounts in thousands, except per share amounts)



                                                                          Fiscal        Fiscal        Fiscal
                                                                          Year          Year          Year
                                                                          Ended         Ended         Ended
                                                                         January 25,   January 27,   January 28,
                                                                            1997          1996          1995
                                                                         -----------   -----------   -----------
Income (loss) before extraordinary item                                      $18,655      ($1,618)       $18,543
Extraordinary loss, net                                                       (1,354)         -           (1,517)
                                                                          -----------   ----------   ------------
     Primary and fully diluted net income (loss)                             $17,301      ($1,618)       $17,026
                                                                          ===========   ==========   ============
For Primary Earnings Per Share
Weighted average number of common shares outstanding
    during the period                                                         20,467       20,127         20,127
Add: Common stock equivalents represented by
     - Series B Warrants                                                         (a)          (b)            (a)
     - Series C Warrants                                                       1,191          (b)          1,372
     - Options under 1994 Management Stock Option Plan                           147          (b)            (a)
     - Options under 1995 Non-Employee Director Stock
          Option Plan                                                              7          (b)             -
                                                                           ----------  -----------    -----------
Weighted average number of common and common equivalent shares
used in the calculation of primary earnings per share                         21,812       20,127         21,499
                                                                           ==========  ===========    ===========
Primary earnings per share:
Primary income (loss) per share befor extraordinary item                       $0.85       ($0.08)        $0.86
Extraordinary loss                                                             (0.06)         -           (0.07)
                                                                           ----------  -----------    -----------
  Primary net income (loss) per share                                          $0.79       ($0.08)        $0.79
                                                                           ==========  ===========    ===========

For Fully Diluted Earnings Per Share:
Weighted average number of common shares outstanding
    during the period                                                         20,467       20,127         20,127
Add: Common stock equivalent shares represented by
    - Series B Warrants                                                           14          (b)            (a)
    - Series C Warrants                                                        1,646          (b)          1,372
    - Options under 1994 Management Stock Option Plan                            559          (b)            (a)
    - Options under 1995 Non-Employee Director Stock
        Option Plan                                                               29          (b)             -
                                                                           ----------  -----------    -----------
Weighted average number of common and common equivalent shares
used in the calculation of fully diluted earnings per share                   22,715       20,127         21,499
                                                                           ==========  ===========    ===========
Fully diluted earnings per share:
Fully diluted net income (loss) per share before extraordinary item            $0.82       ($0.08)         $0.86
Extraordinary loss                                                             (0.06)          -           (0.07)
                                                                           ----------  -----------    ------------
  Fully diluted net income (loss) per share                                    $0.76       ($0.08)         $0.79
                                                                           ==========  ============   ============



(a) These options/warrants were not condsidered common stock equivalent shares because the exercise price exceeded the market price of the common stock for all or substantially all of the period.
(b) Common stock equivalents have not been included because the effect would be anti-dilutive.

















                                                               EXHIBIT 22


                AMES DEPARTMENT STORES, INC. AND SUBSIDIARIES
                       SUBSIDIARIES OF THE REGISTRANT




        NAME                                 STATE OF INCORPORATION
-------------------------------             --------------------------

Ames Transportation Systems, Inc.                    Delaware

Ames Realty II, Inc.                                 Delaware

AMD, Inc.                                            Delaware

      Zayre New England Corp. *                      Delaware
         a subsidiary of AMD, Inc.

      Zayre Central Corp.*                           Delaware
         a subsidiary of AMD, Inc.




*Holds a 50% interest in Ames Stores, a partnership.