Form 10-Q
period 1997-04-26
AMES DEPARTMENT STORES INC
filed 1997-05-29
CIK 6071

SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549


                              FORM 10-Q


[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
      EXCHANGE ACT OF 1934


For the quarterly period ended             April 26, 1997
                               ------------------------------------------

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
      SECURITIES  EXCHANGE ACT OF 1934

For the transition period from                      to
                               --------------------     ----------------


                     AMES DEPARTMENT STORES, INC.
         ----------------------------------------------------
        (Exact name of registrant as specified in its charter)


            Delaware                              04-2269444
--------------------------------     --------------------------------------
(State or other jurisdiction of      I.R.S. Employer Identification Number)
 incorporation or organization)


2418 Main Street, Rocky Hill, Connecticut                    06067
-----------------------------------------                 -----------
(Address of principal executive offices)                   (Zip Code)


Registrant's telephone number including area code:      (860) 257-2000
                                                   -----------------------

                                     None
---------------------------------------------------------------------------
Former name, former address and former fiscal year if changed since last report


  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                        YES   X     NO
                            ------     -----

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

 21,348,174 shares of Common Stock were outstanding on May 10, 1997.

                       Exhibit Index on page 11
            AMES DEPARTMENT STORES, INC. AND SUBSIDIARIES

                              FORM 10-Q

                 FOR THE QUARTER ENDED APRIL 26, 1997




                              I N D E X




                                                             Page

Part I: Financial Information

        Consolidated Condensed Statements of Operations        3
           for the Thirteen Weeks Ended
           April 26, 1997 and April 27, 1996

        Consolidated Condensed Balance Sheets at               4
           April 26, 1997, January 25, 1997, and
           April 27, 1996

        Consolidated Condensed Statements of Cash Flows        5
           for the Thirteen Weeks Ended April 26, 1997
           and April 27, 1996

        Notes to Consolidated Condensed Financial Statements   6

        Management's Discussion and Analysis of Financial      8
           Condition and Results of Operations


Part II:   Other Information

        Submission of Matters to a Vote of Security Holders    11
           and Exhibits and Reports on Form 8-K

                                             PART I
                                      FINANCIAL INFORMATION

                          AMES DEPARTMENT STORES, INC. AND SUSIDIARIES
                        CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                            (In Thousands, Except Per Share Amounts)
                                          (Unaudited)



                                                           For the Thirteen
                                                              Weeks Ended
                                                       April 26,       April 27,
                                                         1997            1996
                                                     -----------      ----------
TOTAL SALES                                             $448,575       $455,677
Less: Leased department sales                             15,974         17,010
                                                     ------------     -----------
NET SALES                                                432,601         38,667
COSTS, EXPENSES AND (INCOME):
 Cost of merchandise sold                                314,235        321,265
 Selling, general and administrative expense             128,885        127,802
 Leased department and other operating income             (5,305)        (5,774)
 Depreciation and amortization expense                     2,923          2,620
 Amortization of the excess of revalued net assets
  over equity under fresh-start reporting                 (1,538)        (1,538)
 Interest and debt expense, net                            2,392          4,239
                                                     ------------     ----------

INCOME (LOSS) BEFORE INCOME TAXES                         (8,991)        (9,947)

 Income tax benefit                                        3,061          2,949
                                                     ------------     ----------
NET INCOME (LOSS)                                        ($5,930)       ($6,998)
                                                     ============     ===========
WEIGHTED AVERAGE NUMBER OF COMMON SHARES
   OUTSTANDING                                            20,912         20,472
                                                      ============     ==========

NET INCOME (LOSS) PER SHARE                                 ($0.28)       ($0.34)
                                                      =============    ==========

(The accompanying notes are an integral part of these consolidated condensed financial statements.)



                            AMES DEPARTMENT STORES, INC. AND SUBSIDIARIES
                                CONSOLIDATED CONDENSED BALANCE SHEETS
                                            (In Thousands)
                                              (Unaudited)
                                                April 26,  January 25,  April 27,
                                                  1997        1997        1996
                              ASSETS         ------------------------------------
Current Assets:
 Cash and short-term investments               $ 17,214    $ 46,119    $ 18,851
 Receivables                                     26,228      19,071      24,585
 Merchandise inventories                        461,796     391,076     477,960
 Prepaid expenses and other current assets       14,259      12,169      20,081
                                             ------------------------------------
       Total current assets                      519,497     468,435     541,477
                                             ------------------------------------
Fixed Assets                                    103,451      96,114      84,965
 Less - Accumulated depreciation and
    amortization                                (34,931)    (32,529)    (22,547)
                                             ------------------------------------
       Net fixed assets                          68,520      63,585      62,418
                                             ------------------------------------

Other assets and deferred charges                 7,271       4,773       5,806
                                             ------------------------------------
                                               $595,288    $536,793    $609,701
                                             ====================================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
 Accounts payable:
    Trade                                      $154,153    $145,737    $171,586
    Other                                        47,109      43,180      38,944
                                             ------------------------------------
       Total accounts payable                   201,262     188,917     210,530
 Note payable - revolver                         73,107      -           83,480
 Current portion of long-term debt
      and capital lease obligations               8,182      15,578      17,001
 Self-insurance reserves                         33,507      34,177      37,692
 Accrued expenses and other current liabilities  61,659      66,356      51,384
 Store closing reserve                           19,560      24,438      22,224
                                             ------------------------------------
       Total current liabilities                397,277     329,466     422,311

Long-term debt                                    9,192      11,134      13,962
Capital lease obligations                        26,347      27,086      31,785
Other long-term liabilities                       7,366       7,565       6,144

Unfavorable lease liability                      16,668      17,029      18,252
Excess of revalued net assets over equity
     under fresh-start reporting                 34,789      36,327      40,942

Stockholders' Equity:
 Common stock                                       213         205         205
 Additional paid-in capital                      89,726      88,341      80,759
 Retained earnings (accumulated deficit)         13,710      19,640      (4,659)
                                             -----------------------------------
       Total stockholders' equity               103,649     108,186      76,305
                                             ------------------------------------
                                               $595,288    $536,793    $609,701
                                             ====================================

     (The accompanying notes are an integral part of these consolidated condensed financial statements.)

PAGE

                    AMES DEPARTMENT STORES, INC. AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                    (In Thousands)
                                      (Unaudited)
                                                               For the Thirteen
                                                                 Weeks Ended
                                                           April 26,   April 27,
                                                              1997       1996
                                                           ---------- -----------
Cash flows from operating activities:
 Net income (loss)                                           ($5,930)    ($6,998)
 Adjustments to reconcile net loss to net cash
     used for operating activities:
 Income tax benefit                                           (3,061)     (2,949)
 Depreciation and amortization of fixed and other assets       3,064       2,738
 Amort. of the excess of revalued net assets over equity      (1,538)     (1,538)
 Increase in accounts receivable                              (7,157)    (10,107)
 Increase in merchandise inventories                         (70,720)    (79,027)
 Increase in accounts payable                                 12,345      54,212
 Decrease in accrued expenses and other current liabs.        (5,367)     (4,870)
 Decrease (increase) in other working capital & other, net       717      (3,935)
                                                           ---------- -----------
Cash used for operations before store closing items          (77,647)    (52,474)

Payments of store closing costs                               (3,980)     (3,040)
                                                           ---------- -----------
Net cash used for operating activities                       (81,627)    (55,514)
                                                           ---------- -----------
Cash flows from investing activities:
 Purchases of fixed assets                                    (8,806)     (5,634)
 Purchase of leases                                           (2,826)     (2,638)
                                                           ---------- -----------
Net cash used for investing activities                       (11,632)     (8,272)
                                                           ---------- -----------
Cash flows from financing activities:
 Payments of debt and capital lease obligations              (10,146)    (10,744)
 Short-term borrowings under the revolver, net                73,107      79,196
 Proceeds from exercise of options and warrants                1,393        -
                                                           ---------- -----------
Net cash provided by financing activities                     64,354      68,452
                                                           ---------- -----------
(Decrease) increase in cash and short-term investments       (28,905)      4,666
Cash and short-term investments, beginning of period          46,119      14,185
                                                           ---------- -----------
Cash and short-term investments, end of period               $17,214     $18,851
                                                           ========== ===========
Supplemental disclosures of cash flow information:
    Cash paid during the period for:
 Interest and debt fees not capitalized                       $1,987      $3,218
 Income taxes                                                      2           1


(The accompanying notes are an integral part of these consolidated condensed financial statements.)

           AMES DEPARTMENT STORES, INC. AND SUBSIDIARIES
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                            (UNAUDITED)

 1.    BASIS OF PRESENTATION:
       ----------------------
       In the opinion of management, the accompanying unaudited consolidated condensed financial statements of Ames Department Stores, Inc. (a Delaware Corporation) and subsidiaries (collectively "Ames" or the "Company") contain all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of such financial statements for the interim periods. Due to the seasonality of the Company's operations, the results of its operations for the interim period ended April 26, 1997 may not be indicative of total results for the full year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations promulgated by the Securities and Exchange Commission (the "SEC"). Certain prior year amounts have been reclassified to conform to the presentation used for the current year. The consolidated condensed balance sheet at January 25, 1997 was taken from audited financial statements previously filed with the SEC in the Company's latest Form
   10-K. The accompanying unaudited consolidated condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's latest Form 10-K.

 2.    EARNINGS PER COMMON SHARE:
       --------------------------
       Earnings per share was determined using the weighted average number of common shares outstanding. 646,581 warrants and 158,750 options were exercised during the quarter ended April 26, 1997. No warrants or options were exercised during last year's first quarter. Common stock equivalents and fully diluted earnings per share were excluded as their inclusion would have reduced the reported loss per share.

       In February, 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per
   Share" ("SFAS No. 128"). Under SFAS No. 128, the presentation of Primary and Fully Diluted Earnings per Share will be replaced by Basic and Diluted Earnings per Share. The Company will adopt the provisions of SFAS No. 128 effective January 31, 1998, and restate all prior periods. Adoption will not have any effect on the Company's financial condition, results of operations or cash flows.

       Had the Company reported earnings per share for the periods presented as determined under SFAS No. 128, Basic Earnings per Share would have been the same as Primary Earnings per Share and Diluted Earnings per Share would have been anti-dilutive and not presented.

 3.    INVENTORIES:
       ------------
       Inventories are valued at the lower of cost or market. Cost is determined by the retail last-in, first-out (LIFO) cost method for all inventories. No LIFO reserve was necessary at April 26, 1997, January 25, 1997 and April 27, 1996.

 4.    DEBT:
       -----
       On December 27, 1996, the Company entered into an agreement with BankAmerica Business Credit, Inc., as agent, two financial institutions as co-agents (together with the agent, the "Agents"), and a syndicate consisting of five other banks and financial institutions, for a secured revolving credit facility of up to $320 million, with a sublimit of $100 million for letters of credit and a $20 million term loan portion available for capital expenditures (the "Credit Agreement").

       Prior to this date, the Company had a $300 million secured revolving credit facility (the "Prior Credit Agreement") in place with the same financial institutions. The Prior Credit Agreement terminated on the effective date of the Credit Agreement

       The Credit Agreement is in effect until June 30, 2000, is secured by substantially all of the assets of the Company, and requires the Company to meet certain financial covenants. In addition, each year outstanding borrowings under the Credit Agreement may not exceed any balance due under the term loan portion plus up to $20 million in revolver loans for a consecutive 30-day period between November 15th and February 15th of the following year (the "clean-up" requirement). The Company is in compliance with the financial covenants through the quarter ended April 26, 1997.

       As of April 26, 1997, borrowings of $73.1 million were outstanding under the Credit Agreement. In addition, $21.6 and $3.5 million of standby and trade letters of credit, respectively, were outstanding under the Credit Agreement. The weighted average interest rate on the borrowings was 8.1% for the thirteen weeks ended April 26, 1997. The peak borrowing level through April 26, 1997 was $73.8 million.

       The amount of borrowing under the Credit Agreement shall not exceed the sum of (i) an amount equal to 60% of inventory not covered by any outstanding letter of credit plus (ii) an amount equal to 50% of inventory covered by any outstanding letter of credit. In addition, the Credit Agreement provides for the potential establishment of other reserves contingent upon the Company's financial performance. Each Agent, in addition, reserves the right to adjust the total available to be borrowed by establishing reserves, making determinations of eligible inventory, revising standards of eligibility or decreasing from time to time the percentages set forth above. Reference can be made to the latest Form 10-K for further descriptions of the Credit Agreement and for descriptions of the Company's other obligations not discussed herein.

 5.    STOCK OPTIONS:
       --------------
       The Company has two stock option plans, the 1994 Management Stock Plan and the 1994 Non-Employee Directors Stock Option Plan. The Company accounts for these plans under APB Opinion No. 25, under which no compensation cost has been recognized.
   The impact of applying FASB Statement No. 123 to the Company's net income and loss per share would have been immaterial in both this year's and last year's first quarter.

 6.    INCOME TAXES:
       -------------
       The Company's estimated annual effective income tax rate for each year was applied to the loss incurred before income taxes for the thirteen weeks ended April 26, 1997 and April 27, 1996 to compute non-cash income tax benefits of $3.1 and $2.9 million, respectively. The Company currently expects that, as a result of the seasonality of the Company's business, this year's income tax benefit will be offset by non-cash income tax expense in the remaining interim periods. The income tax benefits are included in other current assets in the accompanying balance sheet as of April 26, 1997 and April 27, 1996.

 7.    LITIGATION:
       -----------
       Reference can be made to the latest Form 10-K (Note 12 to the Consolidated Financial Statements) for various litigation involving the Company, for which there were no material changes since the filing date of the Form 10-K, except as follows.

       Subsequent to the Court approval of the settlement of the Root matter, Ms. Austin, the plaintiff in the Second Complaint, appealed the Court's denial of her motion to intervene. The First Circuit Court of Appeals dismissed the appeal for lack of jurisdiction. Ms. Austin's counsel then filed a Motion to Disapprove the Settlement and Submit Objections on behalf of a "Jane Doe." The Company will oppose the motion and believes it is without merit.

  AMES DEPARTMENT STORES, INC. AND SUBSIDIARIES
  FISCAL QUARTER ENDED APRIL 26, 1997
  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
  AND RESULTS OF OPERATIONS



Results of Operations

  The following table sets forth the number of stores in operation as of the dates indicated:


                                   Number of Stores in Operation
                             April 26,      January 25,       April 27,
                               1997            1997              1996
                            ----------     ------------     -----------
                                294             303               300

  The following discussion and analysis is based on the results of operations for the thirteen weeks ended April 26, 1997 and April 27, 1996. During the quarter ended April 26, 1997, four stores were opened, twelve stores were closed and the Company determined that it would not re-open a store previously closed as a result of flooding. Ten stores were opened and seventeen stores were closed during the quarter ended April 27, 1996.

  The following table sets forth the operating results expressed as a percentage of net sales for the periods indicated:


                                                         Thirteen
                                                        Weeks Ended
                                                     Apr. 26,  Apr. 27,
                                                      1997       1996
                                                     -------   --------
  Net sales                                           100.0 %    100.0 %
  Cost of merchandise sold                             72.6       73.2
                                                     -------    -------
     Gross margin                                      27.4       26.8
  Expenses and (income):
  Selling, general and administrative expenses         29.8       29.1
  Leased department and other operating income         (1.2)      (1.3)
  Depreciation and amortization expense                 0.7        0.6
  Amortization of the excess of revalued net
       assets over equity                              (0.4)      (0.4)
  Interest and debt expense, net                        0.6        1.0
                                                     -------    -------
     Income (loss) before income taxes                 (2.1)      (2.3)

  Income tax benefit                                    0.7        0.7
                                                     -------    -------
     Net income (loss)                                 (1.4)%     (1.6)%
                                                     =======    =======




    Net sales for the thirteen weeks ended April 26, 1997 decreased
$6.1 million or 1.4% from the prior-year's first quarter due primarily to the reduction in the number of stores in operation from 1996 to 1997. Comparable-store sales increased by 0.1% for the quarter.

    Gross margin for the first quarter increased $1.0 million, or 0.6% as a percentage of net sales. The improvement in gross margin rate during the first quarter was primarily attributable to higher purchase markup.

    Selling, general and administrative expenses increased $1.1 million, or 0.7% as a percentage of net sales, in the first quarter compared to the same prior-year period. The Company experienced increased store payroll, general liability and performance bonus expenses partially offset by a reduction in advertising expenses during the first quarter.

    Depreciation and amortization expense increased by $0.3 million, or 0.1% of net sales, in the first quarter compared to the same prior-year period. The adoption of fresh-start reporting as of December 26, 1992 resulted in the write-off of all of the Company's non-current assets at that date, and therefore depreciation and amortization expense reflects capital additions after that date.

    The amortization of the "excess of revalued net assets over equity under fresh-start reporting" remained the same in the current periods presented as compared to the prior year. The Company is amortizing this amount over a ten-year period.

    Interest and debt expense, net of interest income, declined by $1.8 million, or 0.4% of net sales, in the first quarter. This decrease was due primarily to a reduction in the amortization of deferred financing costs, a reduction in short-term interest expense and lower outstanding long-term debt balances. Short-term interest expense was lower as a result of lower average outstanding balances (from $49.4 million in last year's first quarter to $34.1 million in this year's first quarter) and lower interest rates.

    The Company's estimated annual effective income tax rate for each year was applied to the loss before income taxes for the thirteen weeks ended April 26, 1997 and April 27, 1996 to compute non-cash income tax benefits of $3.1 and $2.9 million, respectively. The Company currently expects that, as a result of the seasonality of the Company's business, this year's income tax benefit will be offset by non-cash income tax expense in the remaining interim periods.


LIQUIDITY AND CAPITAL RESOURCES

    On December 27, 1996, the Company entered into an agreement with BankAmerica Business Credit, Inc., as agent, two financial institutions as co-agents, and a syndicate consisting of five other banks and financial institutions, for a secured revolving credit facility of up to $320 million, with a sublimit of $100 million for letters of credit and a $20 million term loan portion available for capital expenditures (the "Credit Agreement").

    Prior to this date, the Company had a $300 million secured revolving credit facility (the "Prior Credit Agreement") in place with the same financial institutions. The Prior Credit Agreement terminated on the effective date of the Credit Agreement.

      The Credit Agreement is in effect until June 30, 2000. The Company was in compliance with the financial covenants of the Credit Agreement through the quarter ended April 26, 1997. Reference can be made to Note 4 of this Quarterly Report and the latest Form 10-K for further descriptions of the Credit Agreement.

    Merchandise inventories, valued on a LIFO basis, decreased $16.2 million from April 27, 1996 to April 26, 1997 due to the reduction in the number of stores in operation and a planned reduction in apparel inventories. The increase of $70.7 million in inventories from January 25, 1997 to April 26, 1997 was principally the result of a normal seasonal build-up of inventories.

    Trade accounts payable decreased $17.4 million from April 27, 1996 to April 26, 1997 due primarily to a decrease in merchandise purchases during this year's fiscal April over last year's fiscal April. The increase in trade accounts payable of $8.4 million from January 25, 1997 to April 26, 1997 was principally the result of the seasonal build-up of merchandise inventories referenced above, partially offset by seasonal dating in effect as of January 25, 1997.

    Capital expenditures for the thirteen weeks ended April 26, 1997 totaled $8.8 million and for the balance of the year are estimated to be approximately $32.0 million. The Company expects that capital expenditures for the remainder of the year will be principally for new and remodel stores and management information systems. The Company adjusts its plans for making such expenditures depending on the amount of internally generated funds.

    The net operating loss carryovers remaining after fiscal year 1996, subject to any limitations pursuant to Internal Revenue Code Sec. 382, should offset income on which taxes would otherwise be payable in future years.

    The Company believes that available cash and expected cash flows from the current fiscal year's operations and beyond, and the availability of its financing facilities, will enable the Company to fund its expected needs for working capital, capital expenditures and debt service requirements. Achievement of expected cash flows from operations and compliance with the financial covenants in the Credit Agreement are dependent upon the Company's attainment of sales, gross profit, and expense levels that are reasonably consistent with its financial projections.

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


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
        ---------------------------------------------------

            On April 9, 1997, the Company sent a notice of the annual meeting and a proxy statement to its stockholders. The notice of meeting announced that the Annual Meeting of Stockholders would be held Wednesday, May 21, 1997, to consider and act upon the following matters: (a) the election of seven (7) directors for a term of one year or until their successor(s) have been elected and qualified; (b) the ratification and approval of the appointment of Arthur Andersen LLP as the Company s independent certified public accountants and auditors for the fiscal year ended January 31, 1998; and (c) the transaction of such other business as may properly come before the meeting or any adjournments thereof.

            The results of the meeting will be reported in the Quarterly Report for the Company s fiscal quarter ending July 26, 1997.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
        --------------------------------

    (a) INDEX TO EXHIBITS
        -----------------


       EXHIBIT NO.       EXHIBIT                            PAGE NO.
       -----------       -------                            --------

            11          Schedule of computation of             13
                        primary earnings per share


    (b) REPORTS ON FORM 8-K:
        --------------------

        The following reports on Form 8-K were filed with the Securties and Exchange Commission during the first quarter:


    DATE OF REPORT    DATE OF FILING     ITEM #           DESCRIPTION
    --------------    --------------    -------           -----------
    February 27, 1997  February 27, 1997   5      Disclosure of
                                                  the fiscal 1997
                                                  summary
                                                  financial plan.

    March 20, 1997     March 20, 1997      5      Disclosure of
                                                  fiscal  January
                                                  & February 1997
                                                  results.

    April 11, 1997     April 11, 1997      5      Disclosure of
                                                  fiscal March
                                                  1997 results.



                              SIGNATURES




    Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                 AMES DEPARTMENT STORES, INC.
                                         (REGISTRANT)




  Dated: May 22, 1997         /s/ Joseph R. Ettore
                              --------------------------------------
                              Joseph R. Ettore, President, Director,
                              and Chief Executive Officer






  Dated: May 22, 1997         /s/ John F. Burtelow
                              --------------------------------------
                              John F. Burtelow, Executive Vice
                              President and Chief Financial Officer






  Dated: May 22, 1997         /s/ Gregory D. Lambert
                              --------------------------------------
                              Gregory D. Lambert
                              Senior Vice President - Finance

                                                                    EXHIBIT 11


              AMES DEPARTMENT STORES, INC. AND SUBSIDIARIES
          SCHEDULE OF COMPUTATION OF PRIMARY EARNINGS PER SHARE
             (Amounts in thousands except per share amounts)


                                                           For the Thirteen
                                                              Weeks Ended
                                                        April 26,    April 27,
                                                           1997         1996
                                                       ------------ ------------
Primary net income (loss)                                  ($5,930)     ($6,998)
                                                       ------------ ------------
Weighted average number of common shares
  outstanding during the period                             20,912       20,472

Add: Common stock equivalent shares
  represented by
   -  Series B Warrants                                        (a)          (a)
   -  Series C Warrants                                        (a)          (a)
   -  Options under 1994 Management Stock Option Plan          (a)          (a)
   -  Options under 1994 Non-Employee Directors
         Stock Option Plan                                     (a)          (a)
                                                       ------------ ------------
Weighted average number of common and
common equivalent shares used in the
calculation of primary earnings per share                   20,912       20,472
                                                       ============ ============

Primary net income (loss) per share                         ($0.28)      ($0.34)
                                                       ============ ============



  (a) Common stock equivalents have not been included because the effect would be anti-dilutive.

Note: Fully diluted earnings per share has not been presented as the effect would be anti-dilutive.

