Form 10-Q
period 1997-07-26
AMES DEPARTMENT STORES INC
filed 1997-08-27
CIK 6071

SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C. 20549


                              FORM 10-Q


[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended             July 26, 1997
                               ----------------------------------

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the transition period from -------------------- to ------------------


                    AMES DEPARTMENT STORES, INC.
        ----------------------------------------------------
       (Exact name of registrant as specified in its charter)


            Delaware                              04-2269444
 -----------------------------      --------------------------------------
(State or other jurisdiction of      I.R.S. Employer Identification Number)
 incorporation or organization)


2418 Main Street, Rocky Hill, Connecticut                    06067
-----------------------------------------           ----------------------
(Address of principal executive offices)                   (Zip Code)


Registrant's telephone number including area code:      (860) 257-2000
                                                   ---------------------

                                     None
-----------------------------------------------------------------------------
Former name, former address and former fiscal year if changed since last report

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

                        YES   X     NO
                            ----- ------

22,128,817 shares of Common Stock were outstanding on August 9, 1997.



                      Exhibit Index on page 12


            AMES DEPARTMENT STORES, INC. AND SUBSIDIARIES

                              FORM 10-Q

                 FOR THE QUARTER ENDED JULY 26, 1997




                              I N D E X





Page

Part I:    Financial Information

           Consolidated Condensed Statements of Operations        3
              for the Thirteen and Twenty-six Weeks Ended
              July 26, 1997 and July 27, 1996

           Consolidated Condensed Balance Sheets at               4
              July 26, 1997, January 25, 1997, and
              July 27, 1996

           Consolidated Condensed Statements of Cash Flows         5
              for the Twenty-six Weeks Ended
              July 26, 1997 and July 27, 1996

           Notes to Consolidated Condensed Financial Statements    6

           Management's Discussion and Analysis of Financial       9
              Condition and Results of Operations


Part II:   Other Information

           Submission of Matters to a Vote of Security Holders    12
              and Exhibits and Reports on Form 8-K

                                             PART I
                                      FINANCIAL INFORMATION

                          AMES DEPARTMENT STORES, INC. AND SUSIDIARIES
                        CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                            (In Thousands, Except Per Share Amounts)
                                          (Unaudited)


                                                        For the Thirteen      For the Twenty-six
                                                           Weeks Ended           Weeks Ended
                                                     ------------------    ---------------------
                                                     July 26,    July 27,  July 26,    July 27,
                                                     1997         1996       1997        1996
                                                    ----------  ---------  ---------   ---------
TOTAL SALES                                          $530,059    $525,217  $978,634    $980,894
 Less: Leased department sales                         26,492      26,110    42,466      43,120
                                                    ----------  ----------  ---------  ---------
NET SALES                                             503,567     499,107   936,168     937,774
COSTS, EXPENSES AND (INCOME):
 Cost of merchandise sold                             357,219     359,382   671,454     680,647
 Selling, general and administrative expenses         137,482     134,609   266,367     262,411
 Leased department and other operating income          (7,253)     (7,221)  (12,558)    (12,995)
 Depreciation and amortization expense                  3,264       2,649     6,187       5,269
 Amortization of the excess of revalued net assets
  over equity under fresh-start reporting              (1,539)     (1,539)   (3,077)     (3,077)
 Interest and debt expense, net                         3,208       5,206     5,600       9,445
 Gain on disposition of properties                       -           (395)      -          (395)
                                                     ---------    --------  --------   ---------

INCOME (LOSS) BEFORE INCOME TAXES                      11,186       6,416     2,195      (3,531)

 Income tax (provision) benefit                        (3,808)     (1,902)     (747)      1,047
                                                     ---------    --------  --------   ---------
NET INCOME (LOSS)                                      $7,378      $4,514    $1,448     ($2,484)
                                                     =========    ========  ========   =========
PRIMARY NET INCOME (LOSS) PER COMMON SHARE
 Net income (loss)                                      $0.31       $0.21     $0.06      ($0.12)
                                                     =========    ========  ========   =========

 Weighted average common and common equivalent shares  23,455      21,680    23,354      20,465
                                                     =========    ========  ========   =========

FULLY DILUTED NET INCOME (LOSS) PER COMMON SHARE
 Net income (loss)                                      $0.31       $0.21     $0.06      ($0.12)
                                                     =========    ========  ========   =========

 Weighted average common and common equivalent shares  23,715      21,680    23,629      20,465
                                                     =========   =========  ========   =========

       (The accompanying notes are an integral part of these consolidated condensed financial statements.)


                            AMES DEPARTMENT STORES, INC. AND SUBSIDIARIES
                                CONSOLIDATED CONDENSED BALANCE SHEETS
                                            (In Thousands)
                                              (Unaudited)
                                                                July 26,  January 25,   July 27,
                                                                  1997        1997        1996
                                       ASSETS                 ----------------------------------
Current Assets:
   Cash and short-term investments                              $17,548     $46,119     $18,226
   Receivables                                                   26,386      19,071      25,544
   Merchandise inventories                                      443,827     391,076     458,940
   Prepaid expenses and other current assets                     15,167      12,169      16,051
                                                              ----------------------------------
       Total current assets                                     502,928     468,435     518,761
                                                              ----------------------------------

Fixed Assets                                                    114,147      96,114      85,915
   Less - Accumulated depreciation and amortization             (38,168)    (32,529)    (25,233)
                                                              ----------------------------------
         Net fixed assets                                        75,979      63,585      60,682
                                                              ----------------------------------

Other assets and deferred charges                                 8,264       4,773       5,665
                                                              ----------------------------------
                                                               $587,171    $536,793    $585,108
                                                              ==================================

                LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Accounts payable:
      Trade                                                    $153,403    $145,737    $137,595
      Other                                                      45,884      43,180      39,846
                                                              ----------------------------------
          Total accounts payable                                199,287     188,917     177,441
   Note payable - revolver                                       65,302        -        100,720
   Current portion of long-term debt and capital lease oblig      7,426      15,578      16,241
   Self-insurance reserves                                       32,647      34,177      36,081
   Accrued expenses and other current liabilities                59,753      66,356      49,969
   Store closing reserves                                        19,007      24,438      19,827
                                                              ----------------------------------
       Total current liabilities                                383,422     329,466     400,279

Long-term debt                                                    9,251      11,134      13,267
Capital lease obligations                                        24,731      27,086      27,525
Other long-term liabilities                                       7,461       7,565       5,968

Unfavorable lease liability                                      16,048      17,029      17,847
Excess of revalued net assets over equity under
      fresh-start reporting                                      33,250      36,327      39,404

Stockholders' Equity:
   Common stock                                                     218         205         204
   Additional paid-in capital                                    91,702      88,341      80,759
   Retained earnings (accumulated deficit)                       21,088      19,640        (145)
                                                              ----------------------------------
       Total stockholders' equity                               113,008     108,186      80,818
                                                              ----------------------------------
                                                               $587,171    $536,793    $585,108
                                                              ==================================

(The accompanying notes are an integral part of these consolidated condensed financial statements.)



                    AMES DEPARTMENT STORES, INC. AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                    (In Thousands)
                                      (Unaudited)
                                                                      For the Twenty-six
                                                                         Weeks Ended
                                                                   ---------------------
                                                                    July 26,   July 27,
                                                                      1997       1996
                                                                   ---------- ----------
Cash flows from operating activities:
 Net income (loss)                                                   $1,448    ($2,484)
 Adjustments to reconcile net loss to net cash
     used for operating activities:
 Income tax provision (benefit)                                         747     (1,047)
 Gain on disposition of properties                                      -         (395)
 Depreciation and amortization of fixed and other assets              6,476      5,513
 Amort. of the excess of revalued net assets over equity             (3,077)    (3,076)
 Increase in accounts receivable                                     (7,315)   (11,066)
 Increase in merchandise inventories                                (52,751)   (60,007)
 Increase in accounts payable                                        10,370     21,123
 Decrease in accrued expenses and other current liabilities          (8,132)    (8,290)
 Increase in other working capital and other, net                    (3,210)    (1,884)
                                                                   ---------- ----------
Cash used for operations before store closing items                 (55,444)   (61,613)

Payments of store closing costs                                      (5,899)    (5,044)
                                                                   ---------- ----------
Net cash used for operating activities                              (61,343)   (66,657)
                                                                   ---------- ----------
Cash flows from investing activities:
 Proceeds from sales of properties and leases                           -          490
 Purchases of fixed assets                                          (19,256)    (9,978)
 Purchase of leases                                                  (4,148)    (2,965)
                                                                   ---------- ----------
Net cash used for investing activities                              (23,404)   (12,453)
                                                                   ---------- ----------
Cash flows from financing activities:
 Payments of debt and capital lease obligations                     (11,753)   (13,285)
 Short-term borrowings under the revolver, net                       65,302     96,436
 Proceeds from the exercise of options and warrants                   2,627       -
                                                                   ---------- ----------
Net cash provided by financing activities                            56,176     83,151
                                                                   ---------- ----------
(Decrease) increase  in cash and short-term investments             (28,571)     4,041
Cash and short-term investments, beginning of period                 46,119     14,185
                                                                   ---------- ----------
Cash and short-term investments, end of period                      $17,548    $18,226
                                                                   ========== ==========
Supplemental disclosures of cash flow information:
    Cash paid during the period for:
 Interest and debt fees not capitalized                              $4,763     $6,792
 Income taxes                                                             2          2


(The accompanying notes are an integral part of these consolidated condensed financial statements.)


            AMES DEPARTMENT STORES, INC. AND SUBSIDIARIES
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                             (Unaudited)


 1.   BASIS OF PRESENTATION:
      ----------------------

          In the opinion of management, the accompanying unaudited consolidated condensed financial statements of Ames Department Stores, Inc. (a Delaware Corporation) and subsidiaries (collectively "Ames" or the "Company") contain all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of such financial statements for the interim periods. Due to the seasonality of the Company's operations, the results of its operations for the interim period ended July 26, 1997 may not be indicative of total results for the full year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations promulgated by the Securities and Exchange Commission (the "SEC"). Certain prior year amounts have been reclassified to conform to the presentation used for the current year. The consolidated condensed balance sheet at January 25, 1997 was taken from audited financial statements previously filed with the SEC in the Company's latest Form 10-K. The accompanying unaudited consolidated condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's latest Form 10-K.

 2.   EARNINGS PER COMMON SHARE:
      -------------------------
          Earnings per share was determined using the weighted average number of common shares outstanding. 139,789 warrants were converted and 254,960 options were exercised during the quarter ended July 26, 1997. No warrants or options were exercised during last year's second quarter. Common stock equivalents were excluded for the twenty-six weeks ended July 27, 1996, as their inclusion would have reduced the reported loss per share.

          In February, 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS No. 128"). Under SFAS No. 128, the presentation of Primary and Fully Diluted Earnings per Share will be replaced by Basic and Diluted Earnings per Share. The Company will adopt the provisions of SFAS No. 128 effective January 31, 1998, and restate all prior periods. Adoption will not have any affect on the Company's financial condition, results of operations or cash flows.

          Had the Company reported earnings per share for the periods presented as determined under SFAS No. 128, Basic and Diluted Earnings per Share would have been as follows:

                                   Quarter Ended      Year-To-Date Ended
                                   -------------      --------------------
                                 July 26,  July 27,     July 26,  July 27,
                                  1997       1996         1997      1996
                                  ----       ----         ----      ----

      Basic Earnings Per Share    $.34       $.22          $.07    ($.12)
      Diluted Earnings Per Share  $.31       $.21          $.06    ($.12)

 3.   INVENTORIES:
      -----------
          Inventories are valued at the lower of cost or market. Cost is determined by the retail last-in, first-out (LIFO) cost method for all inventories. No LIFO reserve was necessary at July 26, 1997, January 25, 1997 and July 27, 1996.

 4.   DEBT:
      -----
          On December 27, 1996, the Company entered into an agreement with BankAmerica Business Credit, Inc., as agent, two financial institutions as co-agents (together with the agent, the "Agents"), and a syndicate consisting of five other banks and financial institutions, for a secured revolving credit facility of up to $320 million, with a sublimit of $100 million for letters of credit and a $20 million term loan portion available for capital expenditures (the "Credit Agreement").

          Prior to this date, the Company had a $300 million secured revolving credit facility (the "Prior Credit Agreement") in place with the same financial institutions. The Prior Credit Agreement terminated on the effective date of the Credit Agreement.

          The Credit Agreement is in effect until June 30, 2000, is secured by substantially all of the assets of the Company, and requires the Company to meet certain financial covenants. In addition, each year outstanding borrowings under the Credit Agreement may not exceed any balance due under the term loan portion plus up to $20 million in revolver loans for a consecutive 30-day period between November 15th and February 15th of the following year. The Company is in compliance with the financial covenants through the quarter ended July 26, 1997.

          As of July 26, 1997, borrowings of $65.3 million were outstanding under the Credit Agreement. In addition, $21.6 and $5.6 million of standby and trade letters of credit, respectively, were outstanding under the Credit Agreement. The weighted average interest rate on the borrowings was 8.2% for the thirteen and twenty-six weeks ended July 26, 1997. The peak borrowing level through July 26, 1997 was $95.4 million.

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

 5.   STOCK OPTIONS:
      -------------
          The Company has two stock option plans, the 1994 Management Stock Plan and the 1994 Non-Employee Directors Stock Option Plan. The Company accounts for these plans under APB Opinion No. 25, under which no compensation cost has been recognized. The impact of applying SFAS Statement No. 123 to the Company's net income and loss per share would have been immaterial for all periods presented.

 6.   INCOME TAXES:
      ------------
          The Company's estimated annual effective income tax rate for each year was applied to the income (loss) before income taxes for each period to compute a non-cash income tax provision/benefit. The income tax benefit is included in other current assets in the accompanying balance sheet as of July 26, 1997.

 7.   LITIGATION:
      ----------
          Reference can be made to the latest Form 10-K (Note 12 to the Consolidated Financial Statements) for various litigation involving the Company, for which there were no material changes since the filing date of the Form 10-K, except as follows.

          Subsequent to the Court approval of the settlement in the Root matter, Ms. Austin, the plaintiff in the Second Complaint, appealed the Court's denial of her motion to intervene. The First Circuit Court of Appeals dismissed the appeal for lack of jurisdiction. Ms. Austin's counsel then filed a Motion to Disapprove the Settlement and Submit Objections on behalf of a "Jane Doe." The Company opposed that motion and the District Court denied it. The time for appeal has now expired.

          The Company moved to stay the MOSCHELLE matter pending a decision on the Company's motion to dismiss in the AUSTIN matter. On August 7, 1997 the District Court allowed the motion to stay.

          The Company has now also answered the GOULD Complaint and asserted the same defenses as in ABRAMS. Gould has moved for class certification, which the Company will oppose.

                           AMES DEPARTMENT STORES, INC. AND SUBSIDIARIES
                                 FISCAL QUARTER ENDED JULY 26, 1997
                      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                                      AND RESULTS OF OPERATIONS


Results of Operations
----------------------
  The following table sets forth the number of stores in operation as of the dates indicated:

                                           Number of Stores in Operation
                                 ---------------------------------------------
                                  July 26,      January 25,         July 27,
                                    1997            1997              1996
                                 ---------       -----------       -----------
                                      296              303              300


The following discussion and analysis is based on the results of operations for the thirteen and twenty-six weeks ended July 26, 1997 and July 27, 1996.  During the first half of 1997, seven (7) stores were opened, thirteen (13) stores were closed and the Company determined that it would not re-open a store previously closed as a result of flooding.  In the comparable prior-year period, seventeen (17) stores were closed and ten (10) stores were opened.  In addition, the
Company has announced that it will open two (2) new stores in October, 1997.

The following table sets forth the operating results expressed as a percentage of net sales for the periods indicated:


                                                         Thirteen                 Twenty-six
                                                        Weeks Ended              Weeks Ended
                                                     ------------------       -------------------
                                                     Jul. 26,   Jul. 27,      Jul. 26,   Jul. 27,
                                                      1997       1996          1997        1996
                                                     -------   --------       -------   ---------
  Net sales                                           100.0 %    100.0 %       100.0 %     100.0 %
  Cost of merchandise sold                             70.9       72.0          71.7        72.6
                                                     -------    -------       -------    --------
     Gross margin                                      29.1       28.0          28.3        27.4
  Expenses and (income):
  Selling, general and administrative expenses         27.3       27.0          28.5        28.0
  Leased department and other operating income         (1.4)      (1.4)         (1.3)       (1.4)
  Depreciation and amortization expense                 0.6        0.5           0.7         0.5
  Amortization of the excess of revalued net
    assets over equity under fresh start accounting    (0.3)      (0.3)         (0.3)       (0.3)
  Interest and debt expense, net                        0.6        1.0           0.6         1.0
  Gain on disposition of properties                     -         (0.1)            -           -
                                                     -------    -------       -------    --------

  Income (loss) before income taxes                     2.2        1.3           0.2        (0.4)

  Income tax (provision) benefit                       (0.7)      (0.4)         (0.1)        0.1
                                                     -------    -------       -------    --------
  Net income (loss)                                     1.5 %      0.9 %         0.1 %      (0.3)%
                                                     =======    =======       =======    ========




      Net sales for the thirteen weeks ended July 26, 1997 increased $4.5 million or 0.9% from the prior-year's second quarter due primarily to an increase of 0.3% in comparable-store sales. Net sales for the twenty-six weeks ended July 26, 1997 decreased $1.6 million or 0.2% from the same prior-year period. Comparable-store sales increased by 0.2% for the first twenty-six weeks.

      Gross margin for the second quarter increased $6.6 million, or 1.1% as a percentage of net sales. Gross margin for the twenty-six weeks increased $7.6 million, or 0.9% as a percentage of net sales. The improvement in second quarter and year-to-date gross margin rates was primarily attributable to lower markdowns.

      Selling, general and administrative expenses increased $2.9 and $4.0 million, or 0.3% and 0.5% as a percentage of net sales, in the thirteen and twenty-six weeks ended July 26, 1997, respectively, compared to the same prior-year periods. The Company experienced increased store payroll, general liability and performance bonus expenses partially offset by a reduction in advertising expenses during both the quarter and year-to-date periods.

          Depreciation and amortization expense increased by $0.6 and $0.9 million, or 0.1% and 0.2% as a percentage of net sales, in the thirteen and twenty-six weeks ended July 26, 1997, respectively, compared to the same prior-year periods. The adoption of fresh-start reporting as of December 26, 1992 resulted in the write-off of all of the Company's non-current assets at that date, and therefore depreciation and amortization expense reflects only capital additions after that date.

      The amortization of the excess of revalued net assets over equity under fresh-start reporting remained the same in the current periods presented as compared to the prior year. The Company is amortizing this amount over a ten-year period.

      Interest and debt expense, net of interest income, declined by $2.0 and $3.8 million, or 0.4% as a percentage of net sales, in the thirteen and twenty-six weeks ended July 26, 1997, respectively. These decreases were due primarily to a reduction in the amortization of deferred financing costs, a reduction in short-term interest expense and lower outstanding long-term debt balances. Short-term interest expense was lower as a result of lower average outstanding balances (from $101.1 to $77.2 million during the thirteen week period and from $75.2 to $55.6 million during the twenty-six week period) and lower interest rates.

      The Company's estimated annual effective income tax rate for each year was applied to the income (loss) before income taxes for each period to compute a non-cash income tax provision/benefit. The income tax benefit is included in other current assets in the balance sheet as of July 27, 1996.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

       On December 27, 1996, the Company entered into an agreement with BankAmerica Business Credit, Inc., as agent, two financial institutions as co-agents (together with the agent, the "Agents"), and a syndicate consisting of five other banks and financial institutions, for a secured revolving credit facility of up to $320 million, with a sublimit of $100 million for letters of credit (the "Credit Agreement").

      Prior to this date, the Company had a $300 million secured revolving credit facility (the "Prior Credit Agreement") in place with the same financial institutions. The Prior Credit Agreement terminated on the effective date of the Credit Agreement.

      The Credit Agreement is in effect until June 30, 2000. The Company was in compliance with the financial covenants of the Credit Agreement through the quarter ended July 26, 1997. Reference can be made to Note 4 of this Quarterly Report and the latest Form 10-K for further descriptions of the Credit Agreement.

      Merchandise inventories, valued on a LIFO basis, decreased $15.1 million from July 27, 1996 to July 26, 1997 due to a reduction in the number of stores in operation and a reduction in apparel inventories. The increase in inventories of $52.8 million from January 25, 1997 to July 26, 1997 was principally the result of a normal seasonal build-up of inventories.

      Trade accounts payable increased $15.8 million from July 27, 1996 to July 26, 1997 due primarily to the timing of merchandise receipts and improved trade payment terms. The increase in trade accounts payable of $7.7 million from January 25, 1997 to July 26, 1997 was the result of the seasonal build-up of merchandise inventories referenced above, partially offset by the seasonal dating in effect as of January 25, 1997.

      Capital expenditures for the twenty-six weeks ended July 26, 1997 totaled $19.3 million and for the balance of the year are estimated to be
approximately $23.0 million.   The Company adjusts its plans for making such
expenditures depending on the amount of internally generated funds.

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


ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
           ---------------------------------------------------


               The Annual Meeting of Stockholders was held Wednesday,
           May 21, 1997, to consider and act upon the following matters:
           (a) the election of seven (7) directors for a term of one year or until their successor(s) have been elected and qualified; and (b) the ratification and approval of the appointment of Arthur Andersen LLP as the Company's independent certified public accountants and auditors for the fiscal year ending January 31, 1998.

                      Each nominee for director was elected as follows:

                               For         Withheld
                           ----------   -------------
        Francis X Basile   17,593,425        105,658
        Paul Buxbaum       17,555,875        143,208
        Alan Cohen         14,172,785      3,526,298
        Joseph R. Ettore   17,555,785        143,298
        Richard M. Felner  17,595,656        103,427
        Sidney S. Pearlman 17,554,406        144,677
        Laurie M. Shahon   17,555,975        143,108

            The appointment of Arthur Andersen LLP was approved by a vote of 17,590,750 shares in favor with 76,673 shares against and 31,660 shares abstaining.


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

    (b) REPORTS ON FORM 8-K:
        -------------------

        The following reports on Form 8-K were filed with the Securities and Exchange Commission during the second quarter:


    DATE OF REPORT    DATE OF FILING     ITEM #           DESCRIPTION
    --------------    --------------    -------           -----------

    May 8, 1997         May 8, 1997        5      Disclosure of the fiscal
                                                  April 1997 results.


    June 5, 1997        June 5, 1997       5      Disclosure of fiscal
                                                  May 1997 results.


    July 10, 1997       July 10, 1997      5      Disclosure of fiscal
                                                  June 1997 results.

                                SIGNATURES





    Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                 AMES DEPARTMENT STORES, INC.
                                 (REGISTRANT)




  Dated: August 26, 1997      /s/ Joseph R. Ettore
                              -------------------------------------
                              Joseph R. Ettore, President, Director,
                              and Chief Executive Officer






  Dated: August 26, 1997       /s/ John F. Burtelow
                              -------------------------------------
                              John F. Burtelow, Executive Vice
                              President and Chief Financial Officer






  Dated: August 26, 1997      /s/ Gregory D. Lambert
                              -------------------------------------
                              Gregory D. Lambert
                              Senior Vice President - Finance

                                                                                Exhibit 11
                         AMES DEPARTMENT STORES, INC. AND SUBSIDIARIES
                         SCHEDULE OF COMPUTATION OF PRIMARY AND FULLY DILUTED EARNINGS
                           PER SHARE
                         (Amounts in thousands except per share amounts)
                                                  For the Thirteen      For the Twenty-six
                                                    Weeks Ended            Weeks Ended
                                                --------------------   --------------------
                                                July 26,   July 27,    July 26,   July 27,
                                                  1997       1996        1997       1996
                                                ---------  ---------   ---------  ---------
Net income (loss)                                 $7,378     $4,514      $1,448    ($2,484)
                                                =========  =========   =========  =========

For Primary Earnings Per Share
------------------------------
Weighted average number of common shares
     outstanding during the period                21,486     20,460      21,188     20,465

Add: Common stock equivalent shares represented by
      -  Series B Warrants                            67        (a)          64        (b)
      -  Series C Warrants                         1,082      1,161       1,240        (b)
      -  Options under 1994 Management Stock
              Option Plan                            780         59         823        (b)
      -  Options under 1994 Non-Employee Directors
              Stock Option Plan                       40        (a)          39        (b)
                                                ---------  ---------   ---------  ---------
Weighted average number of common and common
     equivalent shares used in the calculation
     of primary earnings per share                23,455     21,680      23,354     20,465
                                                =========  =========   =========  =========

Primary net income (loss) per share                $0.31      $0.21       $0.06     ($0.12)
                                                =========  =========   =========  =========


For Fully Diluted Earnings Per Share
---------------------------------------
Weighted average number of common shares
     outstanding during the period                21,486     20,460      21,188     20,465

Add: Common stock equivalent shares represented by
      -  Series B Warrants                           107        (a)         107        (b)
      -  Series C Warrants                         1,127      1,161       1,289        (b)
      -  Options under 1994 Management Stock
              Option Plan                            944         59         997        (b)
      -  Options under 1994 Non-Employee Directors
              Stock Option Plan                       51        (a)          48        (b)
                                                ---------  ---------   ---------  ---------
Weighted average number of common and common
     equivalent shares used in the calculation
     of fully diluted earnings per share          23,715     21,680      23,629     20,465
                                                =========  =========   =========  =========

Fully diluted net income (loss) per share          $0.31      $0.21       $0.06     ($0.12)
                                                =========  =========   =========  =========

 (a) These options/warrants were not considered common stock equivalents because the exercise price exceeded the market price of the common stock for all or substantially all of the period.
 (b) Common stock equivalents have not been included because the effect would be anti-dilutive.



