Form 10-Q
period 1997-10-25
AMES DEPARTMENT STORES INC
filed 1997-11-26
CIK 6071

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                  FORM 10-Q


[ X ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
EXCHANGE ACT OF 1934


For the quarterly period ended            October 25, 1997
                                 ----------------------------------


[   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from                     to
                                -----------------       ------------------


                         AMES DEPARTMENT STORES, INC.
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)


            Delaware                                   04-2269444
-------------------------------          ---------------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
 incorporation or organization)


2418 Main Street, Rocky Hill, Connecticut                    06067
-----------------------------------------            ---------------------
(Address of principal executive offices)                   (Zip Code)


Registrant's telephone number including area code:      (860) 257-2000
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

    22,336,974 shares of Common Stock were outstanding on November 7, 1997.


                           Exhibit Index on page 12

                       Page 1 of 15 (including exhibits)

                   AMES DEPARTMENT STORES, INC. AND SUBSIDIARIES

                                    FORM 10-Q

                      FOR THE QUARTER ENDED OCTOBER 25, 1997




                                    I N D E X




                                                                  Page

Part I: Financial Information

        Consolidated Condensed Statements of Operations             3
          for the Thirteen and Thirty-nine Weeks Ended
          October 25, 1997 and October 26, 1996

        Consolidated Condensed Balance Sheets at                    4
          October 25, 1997, January 25, 1997, and
          October 26, 1996

        Consolidated Condensed Statements of Cash Flows             5
          for the Thirty-nine Weeks Ended
          October 25, 1997 and October 26, 1996

        Notes to Consolidated Condensed Financial Statements        6

        Management's Discussion and Analysis of Financial           9
          Condition and Results of Operations


Part II:  Other Information

        Submission of Matters to a Vote of Security Holders        12
          and Exhibits and Reports on Form 8-K

                                             PART I
                                      FINANCIAL INFORMATION

                          AMES DEPARTMENT STORES, INC. AND SUSIDIARIES
                         CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                            (In Thousands, Except Per Share Amounts)
                                          (Unaudited)

                                                      For the Thirteen          For the Thirty-nine
                                                         Weeks Ended                Weeks Ended
                                                   -----------------------   --------------------------
                                                   October 25, October 26,   October 25,   October 26,
                                                      1997        1996          1997          1996
                                                   ----------- -----------   -----------   ------------
TOTAL SALES                                         $550,235     $540,607    $1,528,869    $1,521,501
 Less: Leased department sales                        22,662       23,731        65,128        66,851
                                                   ----------- -----------   ------------  ------------
NET SALES                                            527,573      516,876     1,463,741     1,454,650
COSTS, EXPENSES AND (INCOME):
 Cost of merchandise sold                            379,342      375,652     1,050,796     1,056,299
 Selling, general and administrative expenses        143,510      141,163       409,877       403,574
 Leased department and other operating income         (6,750)      (7,466)      (19,309)      (20,461)
 Depreciation and amortization expense                 3,915        2,646        10,102         7,915
 Amortization of the excess of revalued net assets
  over equity under fresh-start reporting             (1,538)      (1,538)       (4,615)       (4,615)
 Interest and debt expense, net                        3,758        5,821         9,359        15,266
 Gain on disposition of properties                       -            -             -            (395)
                                                    ----------- ----------   -------------  -----------

INCOME (LOSS) BEFORE INCOME TAXES                      5,336          598         7,531        (2,933)

 Income tax (provision) benefit                       (1,817)        (177)       (2,564)          870
                                                    ----------- ----------   -------------  -----------
NET INCOME (LOSS)                                     $3,519         $421        $4,967       ($2,063)
                                                    =========== ==========   =============  ===========
NET INCOME (LOSS) PER COMMON SHARE
 Net income (loss)                                     $0.15        $0.02         $0.21        ($0.10)
                                                    =========== ==========   =============  ===========

 Weighted average common and common equivalent
    shares                                            23,898       21,974        23,549        20,465
                                                    =========== ==========   =============  ===========



(The accompanying notes are an integral part of these consolidated condensed financial statements.)


                            AMES DEPARTMENT STORES, INC. AND SUBSIDIARIES
                                CONSOLIDATED CONDENSED BALANCE SHEETS
                                            (In Thousands)
                                              (Unaudited)
                                                              October 25,  January 25,  October 26,
                                                                 1997         1997         1996
                      ASSETS                                  -------------------------------------
Current Assets:
 Cash and short-term investments                                 $18,748     $46,119     $20,577
 Receivables                                                      43,964      19,071      45,055
 Merchandise inventories                                         585,239     391,076     558,727
 Prepaid expenses and other current assets                        17,685      12,169      15,620
                                                              ------------------------------------
       Total current assets                                      665,636     468,435     639,979
                                                              ------------------------------------

Fixed Assets                                                     124,123      96,114      91,597
 Less - Accumulated depreciation and amortization                (41,778)    (32,529)    (27,919)
                                                              ------------------------------------
       Net fixed assets                                           82,345      63,585      63,678
                                                              ------------------------------------

Other assets and deferred charges                                  6,589       4,773       4,792
                                                              ------------------------------------
                                                                $754,570    $536,793    $708,449
                                                              ====================================
             LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
 Accounts payable:
    Trade                                                       $239,147    $145,737    $218,439
    Other                                                         44,112      43,180      40,919
                                                              ------------------------------------
       Total accounts payable                                    283,259     188,917     259,358
 Note payable - revolver                                         137,692        -        141,507
 Current portion of long-term debt and capital lease oblig         6,617      15,578      16,260
 Self-insurance reserves                                          33,001      34,177      35,395
 Accrued expenses and other current liabilities                   70,616      66,356      55,509
 Store closing reserves                                           11,520      24,438      18,515
                                                              ------------------------------------
       Total current liabilities                                 542,705     329,466     526,544
                                                              ------------------------------------
Long-term debt                                                     9,311      11,134      12,599
Capital lease obligations                                         25,992      27,086      26,966
Other long-term liabilities                                        9,422       7,565       5,793

Unfavorable lease liability                                       15,690      17,029      17,442
Excess of revalued net assets over equity under
 fresh-start reporting                                            31,712      36,327      37,865

Stockholders' Equity:
 Common stock                                                        223         205         205
 Additional paid-in capital                                       94,908      88,341      80,759
 Retained earnings                                                24,607      19,640         276
                                                              ------------------------------------
       Total stockholders' equity                                119,738     108,186      81,240
                                                              ------------------------------------
                                                                $754,570    $536,793    $708,449
                                                              ====================================

    (The accompanying notes are an integral part of these consolidated condensed financial statements.)




                    AMES DEPARTMENT STORES, INC. AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                    (In Thousands)
                                      (Unaudited)
                                                            For the Thirty-nine
                                                                Weeks Ended
                                                          ------------------------
                                                          October 25,  October 26,
                                                             1997         1996
                                                          -----------   ----------
Cash flows from operating activities:
 Net income (loss)                                           $4,967      ($2,063)
 Adjustments to reconcile net loss to net cash
     used for operating activities:
 Income tax provision (benefit)                               2,564         (870)
 Gain on disposition of properties                              -           (395)
 Depreciation and amortization of fixed and other assets     10,553        8,289
 Amort. of the excess of revalued net assets over equity     (4,615)      (4,615)
 Increase in accounts receivable                            (24,893)     (30,577)
 Increase in merchandise inventories                       (194,163)    (159,794)
 Increase in accounts payable                                94,342      103,040
 Increase (decrease) in accrued expenses and other            3,497       (3,421)
     current liabilities
 Increase in other working capital and other, net            (5,596)      (1,196)
                                                          ----------   ----------
Cash used for operations before store closing items        (113,344)     (91,602)

Payments of store closing costs                             (13,385)      (6,356)
                                                          ----------   ----------
Net cash used for operating activities                     (126,729)     (97,958)
                                                          ----------   ----------
Cash flows from investing activities:
 Proceeds from sales of properties and leases                 1,900          690
 Purchases of fixed assets                                  (28,031)     (15,288)
 Purchase of leases                                          (2,861)      (3,165)
                                                          ----------   ----------
Net cash used for investing activities                      (28,992)     (17,763)
                                                          ----------   ----------
Cash flows from financing activities:
 Payments of debt and capital lease obligations             (13,363)     (15,110)
 Short-term borrowings under the revolver, net              137,692      137,223
 Proceeds from the exercise of options and warrants           4,021          -
                                                          ----------   ----------
Net cash provided by financing activities                   128,350      122,113
                                                          ----------   ----------
Increase (Decrease) in cash and short-term investments      (27,371)       6,392
Cash and short-term investments, beginning of period         46,119       14,185
                                                          ----------   ----------
Cash and short-term investments, end of period              $18,748      $20,577
                                                          ==========   ==========
Supplemental disclosures of cash flow information:
    Cash paid during the period for:
        Interest and debt fees not capitalized               $8,333      $10,973
        Income taxes                                              3            2


(The accompanying notes are an integral part of these consolidated condensed financial statements.)

                  AMES DEPARTMENT STORES, INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  (Unaudited)

1.   Basis of Presentation:
     ----------------------
         In the opinion of management, the accompanying unaudited consolidated condensed financial statements of Ames Department Stores, Inc. (a Delaware Corporation) and subsidiaries (collectively "Ames" or the "Company") contain all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of such financial statements for the interim periods. Due to the seasonality of the Company's operations, the results of its operations for the interim period ended October 25, 1997 may not be indicative of total results for the full year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations promulgated by the Securities and Exchange Commission (the "SEC"). Certain prior year amounts have been reclassified to conform to the presentation used for the current year. The consolidated condensed balance sheet at January 25, 1997 was taken from audited financial statements previously filed with the SEC in the Company's latest Form 10-K. The accompanying unaudited consolidated condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's latest Form 10-K.

2.   Net Income (loss) Per Common Share:
     -----------------------------------
         Net income (loss) per share was determined using the weighted average number of common shares outstanding. 376,949 warrants were converted and 273,650 options were exercised during the quarter ended October 25, 1997. No warrants or options were exercised during the quarter ended October 26, 1996. Common stock equivalents were excluded for the thirty-nine weeks ended October 26, 1996, as their inclusion would have reduced the reported loss per share. Fully diluted net income (loss) per share was equal to primary net income (loss) per share for all periods presented.

         In February, 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS No. 128"). Under SFAS No. 128, the presentation of Primary and Fully Diluted Earnings per Share will be replaced by Basic and Diluted Earnings per Share. The Company will adopt the provisions of SFAS No. 128 effective January 31, 1998, and will, at that time, restate all prior periods. Adoption will not have any affect on the Company's financial condition, results of operations or cash flows.

         Had the Company reported net income (loss) per share for the periods presented as determined under SFAS No. 128, Basic and Diluted Net Income
     (Loss) per Share would have been as follows:

                                           Quarter Ended      Year-To-Date Ended
                                         ------------------   ------------------
                                         Oct. 25,  Oct. 26,   Oct. 25,  Oct. 26,
                                           1997      1996       1997      1996

     Basic Net Income (Loss) Per Share     $.16       $.02       $.23    ($.10)
     Diluted Net Income (Loss) Per Share   $.15       $.02       $.21    ($.10)

3.   Inventories:
     ------------
         Inventories are valued at the lower of cost or market. Effective October 25, 1997, the Company changed from the retail last-in, first-out
     (LIFO) method of accounting for inventories to the first-in, first-out
     (FIFO) method and has restated all prior periods for the change. The change has no impact on the historical results of operations of the Company. Reference can be made to Exhibit 12 of this Quarterly Report.

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

         The Credit Agreement is in effect until June 30, 2000, is secured by substantially all of the assets of the Company, and requires the Company to meet certain financial covenants. In addition, each year outstanding borrowings under the Credit Agreement may not exceed any balance due under the term loan portion plus up to $20 million in revolver loans for a consecutive 30-day period between November 15th and February 15th of the following year. The Company is in compliance with the financial covenants through the quarter ended October 25, 1997.

         As of October 25, 1997, borrowings of $137.7 million were outstanding under the Credit Agreement. In addition, $21.6 and $1.4 million of standby and trade letters of credit, respectively, were outstanding under the Credit Agreement. The weighted average interest rates on the borrowings for the thirteen and thirty-nine weeks ended October 25, 1997 were 8.1% and 8.2%, respectively. The peak borrowing level through October 25, 1997 was $146.6 million.

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

6.   Income Taxes:
     -------------
         The Company's estimated annual effective income tax rate for each year was applied to the income (loss) before income taxes for each period to compute a non-cash income tax provision/benefit. The income tax benefit is included in other current assets in the accompanying balance sheet as of October 26, 1996.

7.   Litigation:
     -----------
         Reference can be made to the latest Form 10-K (Note 12 to the Consolidated Financial Statements) and to the Form 10-Q for the quarter ended July 26, 1997 (Note 7 to the Consolidated Financial Statements) for various litigation involving the Company, for which there were no material changes since the filing date of the Form 10-Q, except as follows.

         With regard to the GOULD matter, on October 31, 1997, the Company served its opposition to the motion for class certification.

         With regard to the ROOT matter, payments have been made according to the terms of the settlement agreement.

                           AMES DEPARTMENT STORES, INC. AND SUBSIDIARIES
                               FISCAL QUARTER ENDED OCTOBER 25,1997
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                                     AND RESULTS OF OPERATIONS



Results of Operations
---------------------
    The following table sets forth the number of stores in operation as of the dates indicated:

                                                    Number of Stores in Operation
                                            --------------------------------------------
                                            October 25,     January 25,      October 26,
                                               1997            1997             1996
                                            -----------     -----------      -----------
                                                298             303              303


    The following discussion and analysis is based on the results of operations for the thirteen and thirty-nine weeks ended October 25, 1997 and October 26, 1996.  During fiscal 1997, nine (9) stores were opened, thirteen (13) stores were closed and the Company determined that it would not re-open a store previously closed as a result of flooding.  In the comparable prior-year period, seventeen
(17) stores were closed and thirteen (13) stores were opened.


    The following table sets forth the operating results expressed as a percentage of net sales for the periods indicated:


                                                         Thirteen                Thirty-nine
                                                        Weeks Ended              Weeks Ended
                                                    ------------------       -------------------
                                                     Oct. 25,  Oct. 26,      Oct. 25,   Oct. 26,
                                                       1997      1996          1997       1996
                                                     -------  --------       -------   ---------
  Net sales                                           100.0 %   100.0 %       100.0 %     100.0 %
  Cost of merchandise sold                             71.9      72.7          71.8        72.6
                                                     -------   -------       -------    --------
     Gross margin                                      28.1      27.3          28.2        27.4
  Expenses and (income):
  Selling, general and administrative expenses         27.2      27.3          28.0        27.7
  Leased department and other operating income         (1.3)     (1.4)         (1.3)       (1.4)
  Depreciation and amortization expense                 0.8       0.5           0.7         0.5
  Amortization of the excess of revalued net
       assets over equity under fresh-start reporting  (0.3)     (0.3)         (0.3)       (0.3)
  Interest and debt expense, net                        0.7       1.1           0.6         1.0
  Gain on disposition of properties                      -         -             -           -
                                                     -------   -------       -------    --------

  Income (loss) before income taxes                     1.0       0.1           0.5        (0.2)

  Income tax (provision) benefit                       (0.3)       -           (0.2)        0.1
                                                     -------   -------       -------    --------
  Net income (loss)                                     0.7 %     0.1 %         0.3 %      (0.1)%
                                                     =======   =======       =======    ========




    Net sales for the thirteen weeks ended October 25, 1997 increased $10.7 million or 2.1% from the prior-year's third quarter due primarily to an increase of 1.7% in comparable-store sales. Net sales for the thirty-nine weeks ended October 25, 1997 increased $9.1 million or 0.6% from the same prior-year period. Comparable-store sales increased by 0.7% for the first thirty-nine weeks.

    Gross margin for the third quarter increased $7.0 million, or 0.8% as a percentage of net sales. Gross margin for the thirty-nine weeks increased $14.6 million, or 0.8% as a percentage of net sales. The improvement in third quarter and year-to-date gross margin rates was primarily attributable to lower markdowns.

    Selling, general and administrative expenses for the third quarter increased $2.3 million, a decrease of 0.1% as a percentage of net sales. Selling, general and administrative expenses increased $6.3 million, or 0.3% as a percentage of net sales, in the thirty-nine weeks ended October 25, 1997. The Company experienced increased store payroll and general liability expenses partially offset by a reduction in advertising expenses during both the quarter and year-to-date periods.

    Depreciation and amortization expense increased by $1.3 and $2.2 million, or 0.3% and 0.2% as a percentage of net sales, in the thirteen and thirty-nine weeks ended October 25, 1997, respectively, compared to the same prior-year periods. The adoption of fresh-start reporting as of December 26, 1992 resulted in the write-off of all of the Company's non-current assets at that date, and therefore depreciation and amortization expense results only from capital additions after that date.

    The amortization of the excess of revalued net assets over equity under fresh-start reporting remained the same in the current periods presented as compared to the prior year. The Company is amortizing this amount over a ten-year period.

    Interest and debt expense, net of interest income, declined by $2.1 and $5.9 million, or 0.4% as a percentage of net sales, in the thirteen and thirty-nine weeks ended October 25, 1997, respectively. These decreases were due primarily to a reduction in the amortization of deferred financing costs, a reduction in short-term interest expense and lower outstanding long-term debt balances. Short-term interest expense was lower as a result of lower average outstanding balances (from $131.0 to $105.1 million during the thirteen week period and from $93.8 to $72.1 million during the thirty-nine week period) and lower interest rates.

    The Company's estimated annual effective income tax rate for each year was applied to the income (loss) before income taxes for each period to compute a non-cash income tax provision/benefit. The income tax benefit is included in other current assets in the balance sheet as of October 26, 1996.

Liquidity and Capital Resources
--------- --- ------- ---------
    On December 27, 1996, the Company entered into an agreement with BankAmerica Business Credit, Inc., as agent, two financial institutions as co-agents (together with the agent, the "Agents"), and a syndicate consisting of five other banks and financial institutions, for a secured revolving credit facility of up to $320 million, with a sublimit of $100 million for letters of credit (the "Credit Agreement").

    Prior to this date, the Company had a $300 million secured revolving credit facility (the "Prior Credit Agreement") in place with the same financial institutions. The Prior Credit Agreement terminated on the effective date of the Credit Agreement.

    The Credit Agreement is in effect until June 30, 2000. The Company was in compliance with the financial covenants of the Credit Agreement through the quarter ended October 25, 1997. Reference can be made to Note 4 of this Quarterly Report and the latest Form 10-K for further descriptions of the Credit Agreement.

    Merchandise inventories, increased $26.5 million from October 26, 1996 to
October 25, 1997 due to a planned increase in household and toy lines.   The
increase in inventories of $194.2 million from January 25, 1997 to October 25, 1997 was principally the result of a normal seasonal build-up of inventories.

    Trade accounts payable increased $20.7 million from October 26, 1996 to October 25, 1997 due primarily to the timing of merchandise receipts and improved trade payment terms. The increase in trade accounts payable of $93.4 million from January 25, 1997 to October 25, 1997 was the result of the seasonal build-up of merchandise inventories referenced above.

    Capital expenditures for the thirty-nine weeks ended October 25, 1997 totaled $28.0 million and for the balance of the year are estimated to be
approximately $20.0 million.   The Company adjusts its plans for making such
expenditures depending on the amount of internally generated funds.

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


Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------
              There were no matters submitted to a vote of security holders during the third quarter ended October 25, 1997, through the solicitation of proxies or otherwise.


Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

    (a)  Index to Exhibits
         -----------------


         Exhibit No.                   Exhibit                          Page No.
         -----------                   -------                          --------

             11            Schedule of computation of primary              14
                           and fully diluted net income (loss)
                           per share


             12            Auditor's Preferability Letter                  15


    (b)   Reports on Form 8-K:
          --------------------

               The following reports on Form 8-K were filed with the Securities and Exchange Commission during the third quarter:


     Date of Report     Date of Filing    Item #      Description
     --------------     --------------    ------      -----------

     August 7, 1997     August 7, 1997      5     Disclosure of the fiscal
                                                  July 1997 results.

     August 7, 1997     August 7, 1997      5     Disclosure of the revised
                                                  fiscal 1997 summary financial
                                                  plan.

     September 4, 1997  September 4, 1997   5     Disclosure of fiscal
                                                  August 1997 results.


     October 9, 1997    October 9, 1997     5     Disclosure of fiscal
                                                  September 1997 results.

                                    SIGNATURES





   Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                            AMES DEPARTMENT STORES, INC.
                                   (Registrant)




  Dated:     November 21, 1997          /s/ Joseph R. Ettore
                                        ------------------------------------
                                        Joseph R. Ettore, President, Director,
                                        and Chief Executive Officer






  Dated:     November 21, 1997          /s/ John F. Burtelow
                                        ------------------------------------
                                        John F. Burtelow, Executive Vice
                                        President and Chief Financial Officer






  Dated:     November 21, 1997          /s/ Gregory D. Lambert
                                        ------------------------------------
                                        Gregory D. Lambert
                                        Senior Vice President - Finance

                                                                                      Exhibit 11
                         AMES DEPARTMENT STORES, INC. AND SUBSIDIARIES
            SCHEDULE OF COMPUTATION OF PRIMARY AND FULLY DILUTED NET INCOME (LOSS)
                                           PER SHARE
                         (Amounts in thousands except per share amounts)
                                                   For the Thirteen        For the Thirty-nine
                                                     Weeks Ended               Weeks Ended
                                               ----------- -----------   ----------- -----------
                                               October 25, October 26,   October 25, October 26,
                                                   1997       1996          1997        1996
                                                ---------- -----------   ----------- -----------
Net income (loss)                                 $3,519        $421        $4,967    ($2,063)
                                                ========== ===========   =========== ===========

For Primary Net Income (Loss) Per Share
---------------------------------------
Weighted average number of common shares
     outstanding during the period                22,114      20,460        21,510     20,465

Add: Common stock equivalent shares represented by
      -  Series B Warrants                           121         (a)            83        (b)
      -  Series C Warrants                           859       1,340         1,113        (b)
      -  Options under 1994 Management Stock
              Option Plan                            750         168           799        (b)
      -  Options under 1994 Non-Employee Directors
              Stock Option Plan                       54           6            44        (b)
                                                ---------   ---------    ----------- -----------
Weighted average number of common and common
     equivalent shares used in the calculation
     of primary net income (loss) per share       23,898      21,974        23,549     20,465
                                                =========   =========    =========== ===========

Primary net income (loss) per share                $0.15       $0.02         $0.21     ($0.10)
                                                =========   =========    =========== ===========


For Fully Diluted Net Income (Loss) Per Share
---------------------------------------------
Weighted average number of common shares
     outstanding during the period                22,114      20,460        21,510     20,465

Add: Common stock equivalent shares represented by
      -  Series B Warrants                           124         (a)           124        (b)
      -  Series C Warrants                           860       1,480         1,157        (b)
      -  Options under 1994 Management Stock
              Option Plan                            758         314           950        (b)
      -  Options under 1994 Non-Employee Directors
              Stock Option Plan                       55          17            55        (b)
                                                ---------   ---------    ----------- -----------
Weighted average number of common and common
    equivalent shares used in the calculation
    of fully diluted net income (loss) per share  23,911      22,271        23,796     20,465
                                                =========   =========    =========== ===========

Fully diluted net income (loss) per share          $0.15       $0.02         $0.21     ($0.10)
                                                =========   =========    =========== ===========

 (a) These options/warrants were not considered common stock equivalents because the exercise price exceeded the market price of the common stock for all or substantially all of the period.
 (b) Common stock equivalents have not been included because the effect would be anti-dilutive.





                                                                      Exhibit 12





November 21, 1997

Ames Department Stores, Inc.


Re:  Form 10-Q Report for the quarter ended October 25, 1997

Gentlemen:

This letter is written to meet the requirements of Regulation S-K calling for a letter from a registrant's independent accountants whenever there has been a change in accounting principle or practice.

We have been informed that, as of October 25, 1997, the Company changed from the last-in, first-out ("LIFO") method of accounting for inventories to the first-in, first-out ("FIFO") method. According to the management of the Company, this change was made for the following reasons: (1) differences between the results under LIFO or FIFO accounting methods are not material to the historical results of operations of the Company and the differences are not expected to be material in the future based on the manner in which the Company currently operates; and (2) the change to FIFO will allow the Company to reduce the costs incurred in administering the current LIFO system and avoid the expenditure of future costs to design and implement a LIFO cost accounting system in connection with the current modification and upgrade of the Company's management information system.

A complete coordinated set of financial and reporting standards for determining the preferability of accounting principles among acceptable alternative principles has not been established by the accounting profession. Thus, we cannot make an objective determination of whether the change in accounting described in the preceding paragraph is to a preferable method. However, we have reviewed the pertinent factors, including those related to financial reporting, in this particular case on a subjective basis, and our opinion stated below is based on our determination made in this manner.

We are of the opinion that the Company's change in method of accounting is to an acceptable alternative method of accounting, which, based upon the reasons stated for the change and our discussions with you, is also preferable under the circumstances in this particular case. In arriving at this opinion, we have relied on the business judgment and business planning of your management.

We have not audited the application of this change to the financial statements of any period subsequent to January 25, 1997. Further, we have not examined and do not express any opinion with respect to your financial statements for the 39 weeks ended October 25, 1997.

Very truly yours,



/s/ Arthur Andersen LLP