Form 10-K
period 1998-01-31
AMES DEPARTMENT STORES INC
filed 1998-04-08
CIK 6071

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended January 31, 1998
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                        For the transition period from ____ to ____

                          AMES DEPARTMENT STORES, INC.
             (Exact Name of Registrant as Specified in its Charter)

          DELAWARE                                   04-2269444
(State or Other Jurisdiction             (I.R.S. Employer Identification Number)
Incorporation or Organization)

2418 Main Street, Rocky Hill, Connecticut                               06067
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

      Yes   X      No
           ---         ---
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

      As of March 2, 1998, the aggregate market value of voting stock held by non-affiliates of the Registrant was $364,694,352 based on the last reported sale price of the Registrant's Common Stock on the NASDAQ National Market System.

      22,616,704 shares of Common Stock were outstanding on March 2, 1998.

      Documents Incorporated by Reference: Portions of the Registrant's definitive proxy statement to be filed pursuant to Regulation 14A within 120 days after the end of the Registrant's fiscal year are incorporated by reference in Part III.

47 pages to follow (including Exhibits)                 Exhibit Index on page 44

                                     PART I

Item 1.  Description of Business.

(a)   General.

      Ames Department Stores, Inc. and its subsidiaries (collectively, "Ames" or the "Company") are retail merchandisers. As of March 1, 1998, Ames operated 296 discount department stores under the Ames name in 14 states in the Northeast, Mid-Atlantic and Mid-West regions and the District of Columbia. The Company's stores are located in rural communities, some of which are not served by other large retail stores, high-traffic suburban sites, small cities and several major metropolitan areas. The stores largely serve middle and lower-middle income customers.

      Ames is a  Delaware  corporation  organized  in 1962 as a  successor  to a business originally founded in 1958. Ames was reorganized in December, 1992 under Chapter 11 of the United States Bankruptcy Code ("Chapter 11"). The principal executive offices are located at 2418 Main Street, Rocky Hill, Connecticut 06067, and the telephone number is (860) 257-2000.


Fiscal 1997

The Company continued to improve operations and its long-term competitive position during the fiscal year ended January 31, 1998 ("Fiscal 1997" or "1997"):


  - Cost-Reduction Initiatives to Pursue Growth Opportunities: The Company continued its efforts to reduce costs and implement growth strategies during Fiscal 1997. The closing of twelve (12) underperforming stores, announced in December, 1996, was completed in February, 1997, and the closing of two (2) underperforming stores, announced in December, 1997, was completed in February, 1998. In addition, significant information system progress was made in 1997. The Company's $36 million project to replace its point-of-sale and back-office hardware and systems was launched successfully as ten (10) stores were retrofitted in 1997. The remaining stores will be upgraded in 1998. The new system is expected to improve customer service as well as employee productivity. Electronic Article Surveillance (EAS), which is an electronic sensor attached to merchandise that helps to detect shoplifters, was installed in 89 stores in 1997.

  - Advertising and Marketing Programs: The Ames price-value promotional strategies continued to be a driving force behind the Company's success in 1997. The Company's Special Buy program, which enables Ames to sell current close-out and end-of-run items for significantly less than the original retail price, was refined in 1997 to provide customers with an enhanced awareness of bargain opportunities. The 55 Gold(R) Savings Card Program, which provides a 10% discount each Tuesday on all merchandise purchased by customers aged 55 or older, continued to experience significant growth as the number of card holders expanded to 2.0 million in 1997 from 1.6 million in 1996.

  - Remodeling and New Stores: The Company continued to strengthen its market presence by opening nine (9) new stores in Fiscal 1997. These stores feature an easy-to-negotiate open floor plan that allows customers to see the entire store at a glance. Bright, attractive signing and "soft corners" highlight key departments and make finding the right department easy. In addition, the Company completed the remodel of eight (8) stores in Fiscal 1997, incorporating many of the latest design formats featured in the new stores. The Company expects to open or remodel up to twenty (20) stores in the fiscal year ending January 30, 1999 ("Fiscal 1998" or "1998").

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

           For the last three fiscal years, women's apparel has been the only class of product that exceeded 10% of total sales, accounting for an average of approximately 13% of total sales. An average of approximately 27% of sales for the last three fiscal years were made using third party credit cards and the remainder were made by cash or check.

           The table below sets forth the number of retail stores in operation in each state at the end of each of the last three fiscal years.


                                   Stores  in  Operation  at Fiscal Year End
                                -----------------------------------------------
                                 1997(a)            1996(b)             1995(c)
                                --------           --------            --------

        Connecticut                15                 15                  15
        Delaware                    4                  4                   4
        District of Columbia        1                  1                   1
        Maine                      23                 23                  28
        Maryland                   23                 25                  25
        Massachusetts              33                 33                  32
        New Hampshire              19                 18                  18
        New Jersey                 11                  9                   6
        New York                   73                 75                  81
        Ohio                        7                 11                  11
        Pennsylvania               56                 56                  53
        Rhode Island                7                  7                   7
        Vermont                    13                 13                  13
        Virginia                    6                  6                   6
        West Virginia               7                  7                   7
                                 -----              -----               -----
           Total                  298                303                 307
                                 =====              =====               =====
----------------
(a) Includes two (2) stores to be closed in February, 1998: New York (1) and Vermont (1).
(b) Includes twelve (12) stores in the process of closing at year-end and one (1) Pennsylvania store closed as a result of flooding in January, 1996. In March, 1997, it was determined that this store would not be re-opened.
(c)  Includes seventeen (17) stores in the process of closing at year-end.


      (ii)   New Products.

           The introduction of new products was not significant to the business of the Company for Fiscal 1997.


      (iii)  Raw Materials.

           The Company does not rely on any one or a few suppliers for a material portion of its purchases, and there is no current or anticipated problem with respect to the availability of merchandise.

      (iv)   Patents, Trademarks and Licenses.

           The mark "Ames" is registered with the United States Patent and Trademark Office. The Company considers this mark and the associated name recognition to be valuable to its business. The Company has a significant number of other trademarks, trade names, and service marks, including "Bargains by the Bagful(R)", which has become a key marketing slogan. Other trademarks, such as "Crafts & More(R)" "Pawsitively Pets(R)" and "Party Plaza(R)" are used in connection with certain of the Company's specialty departments within the stores. Although the Company considers these additional marks and its patents and licenses to be valuable in the aggregate, none of them individually is currently considered to have a material impact on the Company's business.

      (v)    Seasonality of Business.

           The Company's sales are greater during the second half of the fiscal year as a result of the back-to-school and Christmas shopping seasons. Sales are highest in the last fiscal quarter.

      (vi)   Working Capital.

           As of January 31, 1998, the Company's current ratio (current assets divided by current liabilities) was 1.5 to 1.0. See Item 7(b) - Management's Discussion and Analysis - Liquidity and Capital Resources for discussion of liquidity and plans to meet future liquidity needs.

           The demand for working capital is heaviest in May and June, and from August through November, when sufficient merchandise must be purchased for the spring, back-to-school and Christmas selling seasons, respectively.

      (vii)  Customers.

           No material part of the Company's business is dependent upon a single customer or a few customers. During Fiscal 1997, Ames had no single customer or affiliated group of customers to whom sales were made in an amount which accounted for 10% or more of the Company's total sales for such period.

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

      (xiii) Employees.

           At March 1, 1998, Ames employed approximately 20,500 people.


(d)   Foreign and Domestic Operations and Export Sales.

      The information called for by this item is not relevant to the Company's business.

Item 2.  Properties.

      As of January 31, 1998, the Company's store lease obligations covered a total of 17.6 million square feet, including approximately 0.1 million square feet for stores to be closed in 1998. The average store size is approximately 60,000 square feet, of which approximately 82% is selling area.

      The construction of one store, located in Monroeville, PA, was financed with an industrial development bond. Ames has an option to purchase this location at nominal cost at the expiration of the lease term in May, 2003. The Company owns the building and leases the land of the Mercerville, NJ store. The land and buildings for four other store locations are owned by Ames. The remainder of the Company's stores are leased, with the leases expiring at various times between 1998 and 2018. The leases generally have renewal options permitting extensions for at least five years. In addition, the leases typically provide for fixed annual rentals, payment of certain taxes, insurance and other charges, and additional rentals based on a percentage of sales in excess of certain fixed amounts. Except for certain point-of-sale equipment that is leased, vendor-owned greeting card equipment and leased department equipment, Ames owns the fixtures and equipment in its stores, some of which are subject to various financing arrangements.

      The Company's warehouse and distribution facilities in Leesport, PA, and Mansfield, MA are owned and occupy approximately 1.7 million square feet in the aggregate. The Mansfield, MA facility is subject to a mortgage.

      Ames leases approximately 386,000 square feet of space in Rochester, NY under a lease expiring on December 31, 2007, with two ten-year renewal options. These premises have been subleased to an unaffiliated tenant for the remainder of the lease term.

      Ames owns and occupies its 225,000 square foot corporate office in Rocky Hill, CT. The Company has a lease for 11,000 square feet for plan-o-gramming in Rocky Hill, CT, which expires in November, 2001, and a lease, which expires in April, 2006, for 33,000 square feet in Rocky Hill, CT for an in-house photography studio and print shop.


Item 3.  Legal Proceedings.

      Ames is involved in various litigation as detailed in Note 12 to the Consolidated Financial Statements included in this Form 10-K.


Item 4.  Submission of Matters to a Vote of Security Holders.

      There were no matters submitted during the fourth quarter of Fiscal 1997 to a vote of security holders, through the solicitation of proxies or otherwise.


                                     PART II


Item 5. Market for the Registrant's Common Stock and Related Matters Concerning Security Holders.

      The Company's common stock is listed on the NASDAQ National Market System ("NASDAQ"; symbol: AMES). As of March 2, 1998, Ames had 8,274 registered stockholders of record. Low and high prices of the Company's common stock for Fiscal 1997 and for the fiscal year ended January 25, 1997 ("Fiscal 1996" or "1996"), as reported on NASDAQ, are shown in the table below:


                                Fiscal 1997                 Fiscal 1996
                           ----------------------     -----------------------
                             Low          High           Low           High
                           --------    ----------     ---------     ---------
         1st Quarter       $6  1/4     $10  1/4       $1  1/4       $2  7/16

         2nd Quarter        6  3/4      12  13/16      1  7/8        3  5/8

         3rd Quarter       12  5/8      18             2  1/8        5  3/16

         4th Quarter       12  3/8      19  5/8        3  11/16      6  1/2

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

                                               (in thousands except per share data)
                    ----------------------------------------------------------------------------------------
                      Fiscal Year        Fiscal Year       Fiscal Year       Fiscal Year       Fiscal Year
                         Ended              Ended             Ended             Ended             Ended
                    Jan. 31, 1998(g)    Jan. 25, 1997     Jan. 27, 1996     Jan. 28, 1995     Jan. 29, 1994
                    ----------------   ---------------   ---------------   ---------------   ---------------
Net sales             $2,233,118         $2,161,680        $2,104,231        $2,142,827        $2,123,527
Net income(loss)         $34,546(a)         $17,301(b)        $(1,618)(c)       $17,026(d)        $10,823(e)
Net income(loss)per
  common share (f)         $1.46(a)            $.79(b)          $(.08)(c)          $.79(d)           $.51(e)
Total assets            $610,042           $536,793          $502,582          $533,388          $567,131
Long-term debt &
  capital leases         $35,733            $38,220           $52,531           $77,095           $93,309

---------------------------

(a) Includes charges of $1.6 million for the costs associated with the closing of two (2) stores.
(b) Includes charges of $9.7 million for the costs associated with the closing of thirteen (13) stores and an extraordinary loss, net of tax, of $1.4 million for the early extinguishment of debt.
(c) Includes charges of $20.9 million for the costs associated with the closing of seventeen (17) stores and property gains of $9.1 million.
(d) Includes an extraordinary loss, net of tax, of $1.5 million for the early extinguishment of debt; property gains of $7.5 million; and a non-recurring gain of $12.0 million for a litigation settlement.
(e) Includes an extraordinary gain, net of tax, of $0.9 million for the early extinguishment of debt and property gains of $1.3 million.
(f) Net income (loss) per common share has been restated to conform to the requirements of Statement of Financial Accounting Standards No. 128 "Earnings per Share" ("SFAS No. 128"). See Note 1 to the Consolidated Financial Statements included in this Form 10-K for a further description of the provisions of SFAS No. 128.
(g) Fiscal year ended January 31, 1998 consisted of 53 weeks; all other years presented consisted of 52 weeks.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.


(a)   Results of Operations.


      The following table sets forth the number of stores in operation during each fiscal year:

                                             Fiscal Year Ended
                            ----------------------------------------------------
                            January 31, 1998  January 25, 1997  January 27, 1996
                            ----------------  ----------------  ----------------


Stores, beginning of period        303               307               306
New stores                           9                13                 2
Closed stores                      (14) (a)          (17) (b)           (1) (c)
                                  -----             -----             -----
Stores, end of period              298               303               307
                                  =====             =====             =====


(a) Excludes two (2) stores to be closed in 1998 and includes one (1) store closed as a result of flooding (see below).
(b)   Excludes  (i) twelve (12) stores in the process of closing at year-end and
      (ii) one (1) store closed as a result of flooding in January, 1996. In March, 1997, it was determined that this store would not be re-opened.
(c) Excludes (i) two (2) stores temporarily closed as a result of flooding in January, 1996 and (ii) seventeen (17) stores in the process of closing at year-end.

      The following discussion and analysis is based on the results of operations of the Company for Fiscal 1997 and 1996 and for the fiscal year ended January 27, 1996 ("Fiscal 1995" or "1995"). The financial information set forth below should be read in conjunction with the Consolidated Financial Statements of Ames Department Stores, Inc. and its subsidiaries included elsewhere in this filing.

      The Company's business is seasonal in nature, with a large portion (34.5% in Fiscal 1997) of its net sales occurring in the fourth quarter, which includes the Christmas selling season. Total sales, including sales from leased departments, for the last three fiscal years and the respective total sales percentage increases/decreases and comparable store sales percentage increases/decreases over the prior year for stores that have been open and operated by Ames for at least the prior full fiscal year were:

                       (000's omitted)          Percentage Increases (Decreases)
                       ---------------          --------------------------------
Fiscal Year Ended        Total Sales            Total Sales    Comparable Stores
-------------------    ---------------          -----------    -----------------
January 31, 1998(a)       $2,325,295                3.1%             2.1% (b)

January 25, 1997          $2,255,749                2.6%             1.0%

January 27, 1996          $2,199,409               (1.9)%           (1.0)%

(a) Fiscal year ended January 31, 1998 consisted of 53 weeks; all other years presented consisted of 52 weeks.
(b) Comparable store sales was calculated using the fifty-two (52) weeks ended January 24, 1998 and January 25, 1997.

      The rate of inflation did not have a significant effect on sales during these periods.


Results of Operations for Fiscal 1997 Compared to Fiscal 1996
-------------------------------------------------------------

      The Company reported improvements in sales and net earnings for the fifty-three (53) weeks ended January 31, 1998 as compared to the fifty-two (52) weeks ended January 25, 1997. The Company achieved this improvement due to the favorable impact of twenty-one (21) new stores opened in the last two (2) fiscal years, the closing of twelve (12) underperforming stores at the beginning of the year in addition to continued improvement in the Company's gross margin rate.

      Net sales increased 3.3% from 1996 due to an increase of 2.1% in comparable store sales, the addition of the 53rd week and the opening of new stores cited above, partially offset by the closing of the stores cited above. The following table sets forth the results of operations for 1997 and 1996 in millions and as a percentage of net sales:

                                                      Fifty-three weeks ended            Fifty-two weeks ended
                                                          January 31, 1998                 January 25,  1997
                                                      ------------------------         ------------------------
                                                       $ mil.       % of Sales          $ mil.       % of Sales
                                                      ---------     ----------         ---------     ----------
Net sales                                             $2,233.1        100.0%           $2,161.7        100.0%
Costs, expenses and (income):

  Cost of merchandise sold                             1,604.4         71.8             1,569.0         72.6
  Selling, general and administrative expenses           580.9         26.0               563.4         26.1
  Leased department and other operating income           (26.5)        (1.2)              (29.3)        (1.4)
  Depreciation and amortization expense                   14.3          0.7                12.5          0.6
  Amortization of the excess of revalued net assets
    over equity under fresh-start reporting               (6.2)        (0.3)               (6.2)        (0.3)
  Interest and debt expense, net                          11.6          0.5                19.0          0.9
  Gain on disposition of properties                         -            -                 (0.4)          -
  Store closing charge                                     1.0           -                  6.9          0.3
                                                      ---------     ----------         ---------     ----------
  Income before income taxes
    and extraordinary item                                53.6          2.5                26.8          1.2
Income tax provision                                      19.1          0.9                 8.1          0.4
                                                      ---------     ----------         ---------     ----------
Income before extraordinary item                          34.5          1.6                18.7          0.9
Extraordinary loss, net                                     -            -                  1.4          0.1
                                                      ---------     ----------         ---------     ----------
     Net income                                          $34.5          1.6%              $17.3          0.8%
                                                      =========     ==========         =========     ==========

      Gross margin increased $36.0 million or 0.8% as a percentage of net sales in 1997 compared to 1996. The gross margin rate was favorably impacted by a slightly higher markup on sales and a reduction in markdowns. These factors were partially offset by higher "55 Gold(R)" senior citizen markdowns in 1997 compared to 1996. Cost of merchandise sold for 1997 included a $0.6 million charge for the inventory write-down incurred in connection with the two (2) stores to be closed in 1998. Cost of merchandise sold for 1996 included a $2.8 million charge for the inventory write-down recorded in 1996 in connection with thirteen (13) stores closed in 1997.

      Selling, general and administrative expenses increased $17.5 million, but decreased by 0.1% as a percentage of net sales in 1997 compared to 1996. The increase in expenses was primarily due to higher payroll expenses, a substantial portion of which was related to the additional week in the fiscal year and to the recent federal minimum wage increases. Insurance expense increased due to a greater loss experience in fiscal 1997 compared to 1996.

      Leased department and other operating income declined $2.8 million or 0.2% as a percentage of net sales in 1997 compared to 1996. This decline was due primarily to the reduction in recoveries from merchandise related claims.

      Depreciation and amortization expense increased by $1.8 million or 0.1% as a percentage of net sales in 1997 compared to 1996. Depreciation and amortization expense included impairment losses of $1.2 million and $2.2 million in 1997 and 1996, respectively, pursuant to the adoption of SFAS No. 121 in the fourth quarter of 1995. Depreciation and amortization also included depreciation on capital additions subsequent to December 26, 1992, the date on which the Company wrote off all of the Company's non-current assets in connection with the adoption of fresh-start reporting. The amortization of the excess of revalued net assets over equity under fresh-start reporting remained the same in 1997 as in 1996. The Company is amortizing this amount over a ten-year period.

      Interest and debt expense, net of interest income, declined $7.4 million or 0.4% of net sales in 1997 compared to 1996. The reduction was primarily due to a reduction in the amortization of deferred financing costs, a reduction in short-term interest expense as well as the favorable impact of lower outstanding long-term debt and capital lease balances. The decrease in short-term interest expense reflected a decrease in short-term borrowings (weighted average of $66.5 million in 1997 from $86.1 million in 1996) and a decrease in interest rates under the Company's revolving credit agreement. The Company's average outstanding long-term debt and capital lease balances decreased to $41.3 million in 1997 from $56.3 million in 1996.

      During 1997, the Company realized proceeds of $1.9 million from the sale of a lease which resulted in a deferred gain of $1.7 million to be recognized over a 20-year period. During 1996, the Company sold several leases for a total of $0.7 million in proceeds and recognized gains totaling $0.4 million.

      In the fourth quarter of 1997, the Company recorded charges of $1.6 million in connection with the closing of two (2) stores. The $1.6 million is classified in two line items: $1.0 million as store closing charge and $0.6 million as part of cost of merchandise sold. Both of the stores closed in February, 1998. In the fourth quarter of 1996, the Company recorded charges of $9.7 million in connection with the closing of thirteen (13) stores. The $9.7 million is classified in two line items: $6.9 million as store closing charge and $2.8 million as part of cost of merchandise sold.

      The Company recorded a 1997 income tax provision of $19.1 million, of which approximately $0.3 million will be paid in cash. In 1996, the Company recorded a non-cash income tax provision of $8.1 million. See Note 9 for further discussion of the impact of fresh-start reporting and SFAS No. 109 on the Company's accounting for income taxes.

      As a result of the termination of the Prior Credit Agreement in December, 1996 (see "Liquidity and Capital Resources" below), the Company recorded in 1996 a non-cash extraordinary charge of $1.4 million, net of tax benefit of $0.6 million. The tax benefit was recorded as a reduction of additional paid-in capital. The charge was for the write-off of the deferred financing costs related to the Prior Credit Agreement.


Results of Operations for Fiscal 1996 Compared to Fiscal 1995
-------------------------------------------------------------

      The Company reported improvements in 1996 in sales and net earnings. The Company achieved this improvement principally because of the favorable impact of thirteen (13) new stores, the closing of seventeen (17) underperforming stores at the beginning of the year and an improvement in the control of merchandise inventories.

      Net sales increased 2.7% from 1995 due to an increase of 1.0% in comparable store sales and the opening of new stores cited above, partially offset by the closing of the stores cited above. Net sales for Fiscal 1995 have been restated to reflect the effect of recording "55 Gold(R)" senior citizen discounts as markdowns, which conforms with the 1996 treatment.

      The following table sets forth the results of operations for 1996 and 1995 in millions and as a percentage of net sales:

                                                       Fifty-two weeks ended             Fifty-two weeks ended
                                                          January 25, 1997                January 27,  1996
                                                      ------------------------         ------------------------
                                                       $ mil.       % of Sales          $ mil.       % of Sales
                                                      ---------     ----------         ---------     ----------
Net sales                                             $2,161.7        100.0%           $2,104.2        100.0%
Costs, expenses and (income):

  Cost of merchandise sold                             1,569.0         72.6             1,544.0         73.4
  Selling, general and administrative expenses           563.4         26.1               552.7         26.3
  Leased department and other operating income           (29.3)        (1.4)              (29.7)        (1.4)
  Depreciation and amortization expense                   12.5          0.6                12.4          0.6
  Amortization of the excess of revalued net assets
    over equity under fresh-start reporting               (6.2)        (0.3)               (6.2)        (0.3)
  Interest and debt expense, net                          19.0          0.9                24.1          1.1
  Gain on disposition of properties                       (0.4)          -                 (9.1)        (0.4)
  Store closing charge                                     6.9          0.3                17.6          0.8
                                                      ---------     ----------         ---------     ----------
  Income (loss) before income taxes
    and extraordinary item                                26.8          1.2                (1.6)        (0.1)
Income tax provision                                       8.1          0.4                  -            -
                                                      ---------     ----------         ---------     ----------
Income (loss) before extraordinary item                   18.7          0.9                (1.6)        (0.1)
Extraordinary loss, net                                    1.4          0.1                  -            -
                                                      ---------     ----------         ---------     ----------
     Net income (loss)                                   $17.3          0.8%              $(1.6)        (0.1)%
                                                      =========     ==========         =========     ==========


      Gross margin increased $32.5 million or 0.8% as a percentage of net sales in 1996 compared to 1995. The gross margin rate was favorably impacted by a higher markup on sales and a reduction in clearance markdowns due to the improvement in controlling merchandise inventories. These factors were partially offset by higher "55 Gold(R)" senior citizen markdowns in 1996 compared to 1995. Cost of merchandise sold for 1996 includes a $2.8 million charge for the inventory write-down incurred in connection with the 13 stores to be closed in 1997. Approximately $3.3 million for the inventory write-down recorded in 1995 in connection with the 17-store closing was reclassified to cost of merchandise sold in order to conform to the 1996 presentation. The inventory write-down had been classified as part of the store closing charge in 1995.

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

      Depreciation and amortization expense increased by $0.1 million and remained flat as a percentage of net sales, in 1996 compared to 1995. Depreciation and amortization expense includes impairment losses of $2.2 million and $3.4 million in 1996 and 1995, respectively, pursuant to the adoption of SFAS No. 121 in the fourth quarter of 1995. Depreciation and amortization also includes depreciation on capital additions subsequent to December 26, 1992, the date on which the Company wrote off all of the Company's non-current assets in connection with the adoption of fresh-start reporting. The amortization of the excess of revalued net assets over equity under fresh-start reporting remained the same in 1996 as in 1995. The Company is amortizing this amount over a ten-year period.

      Interest and debt expense, net of interest income, declined $5.1 million or 0.3% of net sales in 1996 compared to 1995. The reduction was primarily due to a significant reduction in short-term interest expense as well as the favorable impact of lower outstanding long-term debt and capital lease balances. The decrease in short-term interest expense reflected a decrease in short-term borrowings (weighted average of $86.1 million in 1996 from $101.7 million in 1995) and a decrease in interest rates under the Company's revolving credit agreement. The Company's average outstanding long-term debt and capital lease balances decreased to $56.3 million in 1996 from $78.8 million in 1995 due to certain prepayments of debt made in connection with the sales of properties in 1995 and payments made in the normal course of business.

      During 1996, the Company sold several leases for a total of $0.7 million in proceeds and recognized gains totaling $0.4 million. During 1995, the Company sold or assigned several properties (Note 15) for a total of $11.6 million in proceeds and recognized gains totaling $9.1 million.

      In the fourth quarter of 1996, the Company recorded charges of $9.7 million in connection with the closing of thirteen (13) stores. The $9.7 million is classified in two line items: $6.9 million as store closing charge and $2.8 million as part of cost of merchandise sold. Twelve of the stores closed in February, 1997, and the thirteenth store closed in July, 1997.

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

      The Company recorded a non-cash income tax provision of $8.1 million for 1996 with an associated increase in additional paid-in capital. See Note 9 for further discussion of the impact of fresh-start reporting and SFAS No. 109 on the Company's accounting for income taxes.

      As a result of the termination of the Prior Credit Agreement in December, 1996 (see "Liquidity and Capital Resources" below), the Company recorded in 1996 a non-cash extraordinary charge of $1.4 million, net of tax benefit of $0.6 million. The tax benefit was recorded as a reduction of additional paid-in capital. The charge was for the write-off of the deferred financing costs related to the Prior Credit Agreement.


(b)   Liquidity and Capital Resources.


Credit Facilities - Fiscal 1997 and Fiscal 1996
-----------------------------------------------

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

      The Credit Agreement is in effect until June 30, 2000, is secured by substantially all of the assets of the Company, and requires the Company to meet certain financial covenants. Ames is in compliance with the financial covenants through the quarter ended January 31, 1998. Reference can be made to Note 5 for a further description of the Credit Agreement.

      The Company's peak borrowing level in 1997 under the Credit Agreement was $146.6 million. Ames repaid all such borrowings in December, 1997, and fulfilled its "clean-up" requirement (Note 5) in January, 1998.


Review of Cash Flows, Liquidity and Financial Condition
-------------------------------------------------------

      The Company's unrestricted cash position increased $11.7 million during 1997. This increase was primarily due to $56.8 million in cash from operations, partially offset by $32.9 million of capital expenditures and payments of $15.7 million on debt and capital lease obligations. The Company's unrestricted cash position increased $31.9 million during 1996. This increase was primarily due to $78.0 million in cash from operations, partially offset by $19.8 million of capital expenditures and payments of $17.4 million on debt and capital lease obligations.

      Merchandise inventories increased by $32.8 million in 1997 as a result of planned increases as well as early receipts of merchandise for the Company's 40th anniversary promotion held in March, 1998. During 1996, inventories declined $7.9 million due to planned reductions. Effective October 25, 1997, the Company changed from the retail last-in, first-out (LIFO) method of accounting for inventories to the first-in, first-out (FIFO) method and restated all prior periods for the change. The change had no impact on the historical results of operations of the Company.

      Accounts payable increased $34.2 million during 1997 due to improved payment terms and an increase in merchandise receipts in January, 1998 over January, 1997. Accounts payable increased $32.6 million during 1996 due to improved payment terms and an increase in merchandise receipts in January, 1997 over January, 1996. During 1997 and 1996, the Company paid its trade payables within the terms negotiated with vendors.

      The major component of the "Current portion of long-term debt" at January 25, 1997 related primarily to a cash distribution of $7.5 million paid on January 31, 1997 pursuant to the Company's plan of reorganization.

      There were no outstanding borrowings under the Credit Agreement as of January 31, 1998 nor as of January 25, 1997. The "Unfavorable lease liability" was recorded as part of fresh-start reporting.

      No dividends have been paid since Ames emergence from Chapter 11. The Company is restricted from declaring dividends under the terms of the Credit Agreement.


Capital Expenditures
--------------------

      Capital expenditures for 1997 were $32.9 million and included, among other items, the opening of nine (9) new stores, the remodel of eight (8) stores, and the upgrade of certain management information systems including the installation of new point-of-sale and back-office hardware and software in ten (10) stores. Capital expenditures for 1996 were $19.8 million and included, among other items, the opening of thirteen (13) new stores, the remodel of four (4) stores and the opening of an in-house photo studio.

      Capital spending is expected to be approximately $85 million for 1998, primarily for the opening or remodeling of up to twenty (20) stores and the upgrade of certain management information systems, including the completion of the new point-of-sale and back-office system roll-out. The Company expects to finance a substantial portion of the new point-of-sale and back-office systems through capital leases. The balance of equipment purchases, new store fixtures and equipment, and the remodeling of stores is expected to be financed through internally-generated funds. The Company adjusts its plans for making such expenditures depending on the amount of internally-generated funds available. Land, buildings and improvements are financed principally through long-term leases.


Summary
-------

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

      Ames  currently   anticipates   the  following   investing  and  financing
activities for 1998: capital expenditures as described above, seasonal borrowings and payments under the Credit Agreement and planned payments of debt and capital lease obligations.

      The Company believes the actions set forth above and the availability of its financing facilities, together with the Company's available cash and expected cash flows from 1998 operations and beyond, will enable Ames to fund its expected needs for working capital, capital expenditures and debt service requirements. Achievement of expected cash flows from operations and compliance with the EBITDA covenant (Note 5) is dependent upon the Company's attainment of sales, gross profit, and expense levels that are reasonably consistent with its financial projections.

      The Company expects from time to time to consider possible capital market transactions, debt refinancing, and other transactions to further enhance the Company's financial flexibility.

      The significant net operating loss carryforwards remaining after 1997, subject to limitations pursuant to Internal Revenue Code Sec. 382, should offset income on which taxes would otherwise be payable in future years.

      The Company has initiated a comprehensive program to prepare its computer systems and applications for the year 2000. This program also includes formal communications with all of its significant vendors and suppliers requesting information regarding their efforts to remediate the Year 2000 issue. During 1997, the Company spent approximately $1.7 million on its Year 2000 initiatives and expects to spend $2.0 to $3.0 million over the next two years for conversion and testing of systems. These costs include software, outside consulting and other expenses. Although the Company expects to be "Year 2000" compliant by mid-1999 and does not expect to be materially impacted by the external environment, such future events cannot be known with certainty.

      When used in this Form 10-K, in any future filings by the Company with the Securities and Exchange Commission, in the Company's press releases and in oral statements made with the approval of an authorized executive officer, the words or phrases "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "projected," "projections," "plans," or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made.


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

      The following table indicates the names of all executive officers of Ames and the offices held by each. Other than employment contracts with Mr. Ettore and Mr. Lemire (and Mr. de Aguiar as of April 14, 1998), there are no other arrangements or understandings between any officer below and any other person pursuant to which he was selected as an officer.

  Joseph R. Ettore .............President, Chief Executive Officer, and Director

  Denis T. Lemire ..............Executive Vice President, Merchandising

  Eugene E. Bankers.............Senior Vice President, Marketing

  Richard L. Carter ............Senior Vice President, Human Resources

  Gregory D. Lambert ...........Senior Vice President, Finance

  Paul C. Lanham ...............Senior Vice President, Management
                                   Information Systems
  David H. Lissy ...............Senior Vice President, General Counsel
                                   and Corporate Secretary
  Alfred B. Petrillo, Jr. ......Senior Vice President, Store Planning

  Grant C. Sanborn .............Senior Vice President, Store Operations

  James A. Varhol ..............Senior Vice President, Asset Protection


Joseph R. Ettore, age 58, joined Ames as President,  Chief Executive Officer and
                  Director in June, 1994. Prior to joining Ames, he was President, Chief Executive Officer and Director of Jamesway Corporation ("Jamesway") from July, 1993 to June, 1994; President, Chief Operating Officer and Director of Jamesway in June, 1993; Chairman of the Board and Chief Executive Officer of Stuarts Department Stores, Inc. ("Stuarts") from October, 1992 to June, 1993; and President, Chief Operating Officer and Director of Stuarts from October, 1989 to October, 1992. He remained a Director of Stuarts until May, 1994. Jamesway filed for protection under Chapter 11 of the Bankruptcy Code ("Chapter 11") in July, 1993; emerged from the Chapter 11 case in January, 1995; and re-filed for protection under Chapter 11 in October, 1995. Stuarts filed under Chapter 11 in December, 1990; emerged from the Chapter 11 case in October, 1992; and re-filed for protection under Chapter 11 in May, 1995.

Denis T. Lemire,  age 50, joined Ames as Executive Vice President, Merchandising in August, 1994. Prior to joining Ames, he was President and Chief Operating Officer of Stuarts from November, 1993 to August, 1994 and Senior Vice President, Merchandising for Stuarts from April, 1990 to November, 1993. Stuarts filed for protection under Chapter 11 in December, 1990; emerged from the Chapter 11 case in October, 1992; and re-filed for protection under Chapter 11 in May, 1995.

Rolando de Aguiar,  age 49,  will join Ames as  Executive Vice President,  Chief
                  Financial Officer on April 14, 1998. Prior to joining Ames, he was President of Aguiar Associates from March, 1997 to March, 1998. He served as Executive Vice President and Chief Administrative Officer for Gruma from October, 1994 to
                  January, 1997, and from September, 1991 to August, 1994 he held senior financial positions at Sears, Roebuck & Co., the most recent of which was Vice President and Controller-Merchandise Group.

Eugene E. Bankers, age 58,  joined Ames as  Senior Vice President,  Marketing in
                  December, 1993. Prior to joining Ames, he was Vice President, Communications and Investor Relations at Shopko Stores, Inc. from 1991 to 1993, and Vice President of Advertising, Sales Promotions, Special Events and Public Relations from 1982 to 1991.

Richard L. Carter, age 49, joined Ames as Senior Vice President, Human Resources in February, 1993. Prior to joining Ames, he was Senior Vice President, Human Resources at the G. Fox division of The May Department Stores Company from 1989 to 1993.

Gregory D. Lambert,  age 46,  joined  Ames as Senior Vice President,  Finance in
                  September, 1996. Prior to joining Ames, he was employed at Homart Development as Vice President-Strategy from 1994 to 1996 and was employed at The May Department Stores Company as Director of Strategic Planning from 1989 to 1994.

Paul C. Lanham, age 40, became Senior  Vice  President,  Management  Information
                  Systems, in March, 1996. He joined Ames in October, 1994 as Vice President, Allocation and Planning. Prior to joining Ames, he was employed at Brookstone Stores from 1989 in various capacities related to inventory systems and inventory planning and allocation, most recently as Director of Inventory Management.

David H. Lissy,  age 54,  became  Senior  Vice  President,  General  Counsel and
                  Corporate Secretary in December, 1992. He began work on the Ames Chapter 11 cases in June, 1990, and in July, 1990 was named Vice President, Legal Services. He was appointed Vice President, General Counsel and Corporate Secretary in October, 1991. He has been owner of Samuel Lehrer & Co., Inc., a wholesaler of fine quality fabrics, since 1988.

Alfred B. Petrillo, Jr.,  age 55,  joined Ames as Senior  Vice President,  Store
                  Planning in October, 1995. Prior to joining Ames, he was employed at Jamesway as Vice President, Store Planning, Construction, Maintenance and Energy from 1976 to 1995 when he was appointed Senior Vice President, Store Planning, Construc-tion, Visual Merchandising, Plan-o-gramming, Maintenance and Energy.

Grant C. Sanborn,  age 46,  became  Senior Vice President,  Store Operations  in
                  January, 1995. Since joining Ames in 1971, he has served in a number of store operations positions, including Assistant Regional Manager from July, 1989 to May, 1991; Regional
                  Director from May, 1991 to July, 1991; Director, Store Operations from July, 1991 to October, 1993; and Vice
                  President,  Store  Operations  from October,  1993 to January,
                  1995.

James A. Varhol, age 42, joined Ames as Senior Vice President,  Asset Protection in August, 1995. Prior to joining Ames, he was employed at Jamesway where he held a number of increasingly senior positions from 1977 to 1995; the most recent of which being Vice President, Loss Prevention from June, 1987 to August, 1995.


Item 11. Executive Compensation.

      The information required by Item 11 is incorporated herein by reference from the information set forth under the sections titled "Executive Compensation," "Board Meetings and Committees," "Compensation of Directors," "Employment Contracts, Termination, Severance and Change-of-Control
Arrangements," "Additional Information with respect to Board of Directors Interlocks and Insider Participation in Compensation Decisions," "The Compensation Committee's Report on Executive Compensation," and "Performance Graph" of the Company's definitive proxy statement to be filed pursuant to Regulation 14A within 120 days after the close of its fiscal year.


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


Item 13. Certain Relationships and Related Transactions.

      The information required by Item 13 is incorporated herein by reference from the information set forth under the section titled "Transactions with Management and Others" of the Company's definitive proxy statement to be filed pursuant to Regulation 14A within 120 days after the close of its fiscal year.



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

      (b)  Reports on Form 8-K

           Reports on Form 8-K were filed with the Securities and Exchange Commission during the fourth quarter as follows:



    Date of Report      Date of Filing    Item #            Description
   ----------------    ----------------   ------   -----------------------------
   November 6, 1997    November 6, 1997     5      Disclosure of fiscal October
                                                      1997 results.
   December 4, 1997    December 4, 1997     5      Disclosure of fiscal November
                                                      1997 results.
   January 8, 1998     January 8, 1998      5      Disclosure of fiscal December
                                                      1997 results.

                                   SIGNATURES



      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                          AMES DEPARTMENT STORES, INC.
                                  (Registrant)



Dated: April 8, 1998             /s/  Joseph R. Ettore
                                 ------------------------
                                 Joseph R. Ettore,
                                 President, Chief Executive Officer and Director



Dated: April 8, 1998             /s/  Gregory D. Lambert
                                 ------------------------
                                 Gregory D. Lambert,
                                 Senior Vice President, Finance



Dated: April 8, 1998             /s/  Mark von Mayrhauser
                                 ------------------------
                                 Mark von Mayrhauser,
                                 Vice President, Controller



      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



Dated: April 8, 1998             /s/  Paul M. Buxbaum
                                 -----------------------
                                 Paul M. Buxbaum, Director and Chairman


Dated: April 8, 1998             /s/  Francis X. Basile
                                 -----------------------
                                 Francis X. Basile, Director


Dated: April 8, 1998             /s/  Alan Cohen
                                 -----------------------
                                 Alan Cohen, Director


Dated: April 8, 1998             /s/  Richard M. Felner
                                 -----------------------
                                 Richard M. Felner, Director


Dated: April 8, 1998             /s/  Sidney S. Pearlman
                                 -----------------------
                                 Sidney S. Pearlman, Director


Dated: April 8, 1998             /s/  Laurie M. Shahon
                                 -----------------------
                                 Laurie M. Shahon, Director

                          AMES DEPARTMENT STORES, INC.
                                AND SUBSIDIARIES


                                ---------------




                       FINANCIAL STATEMENTS AND FINANCIAL
                               STATEMENT SCHEDULE
                                   (FORM 10-K)


                                    EXHIBITS

                  For the Fiscal Years Ended January 31, 1998,
                      January 25, 1997 and January 27, 1996


                 (With Report of Independent Public Accountants)



                                ---------------

                  AMES DEPARTMENT STORES, INC. AND SUBSIDIARIES

            Index to Consolidated Financial Statements and Financial
                  Statement Schedule for the Fiscal Years Ended
             January 31, 1998, January 25, 1997 and January 27, 1996




Financial Statements:
---------------------

      Report of Independent Public Accountants.

      Consolidated  Statements of Operations  for the fiscal years ended January
           31, 1998, January 25, 1997 and January 27, 1996.

      Consolidated Balance Sheets as of January 31, 1998 and January 25, 1997.

      Consolidated Statements of Changes in Stockholders' Equity for the fiscal years ended January 31, 1998, January 25, 1997 and January 27, 1996.

      Consolidated  Statements  of Cash Flows for the fiscal years ended January
           31, 1998, January 25, 1997 and January 27, 1996.

      Notes to Consolidated Financial Statements.


Schedule:
---------

      II. Valuation and Qualifying Accounts for the fiscal years ended January 31, 1998, January 25, 1997 and January 27, 1996.



Schedules Omitted:
------------------

      All other schedules are omitted as they are not applicable or the information is shown in the consolidated financial statements or notes thereto.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                    ----------------------------------------

To the Stockholders and Board of Directors of

 AMES DEPARTMENT STORES, INC.:


      We have audited the accompanying consolidated balance sheets of Ames Department Stores, Inc. (a Delaware corporation) and subsidiaries as of January 31, 1998 and January 25, 1997, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the fifty-three weeks ended January 31, 1998, and the fifty-two weeks ended January 25, 1997 and January 27, 1996. These consolidated financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ames Department Stores, Inc. and subsidiaries as of January 31, 1998 and January 25, 1997, and the results of their operations and their cash flows for the fifty-three weeks ended January 31, 1998, and the fifty-two weeks ended January 25, 1997 and January 27, 1996 in conformity with generally accepted accounting principles.

      As discussed in Note 19 to the consolidated financial statements, in the quarter ended January 27, 1996, the Company changed their method of accounting for long-lived assets to conform with SFAS No. 121, and in connection therewith, recorded an impairment loss of $3.4 million for long-lived assets to be held and used.

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





New York, New York
March 6, 1998

                                 AMES DEPARTMENT STORES, INC. AND SUBSIDIARIES
                                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                    (In Thousands, Except Per Share Amounts)

                                                            53 Weeks             52 Weeks             52 Weeks
                                                             Ended                Ended                Ended
                                                           January 31,          January 25,          January 27,
                                                              1998                 1997                 1996
                                                        ----------------     ----------------     ----------------
TOTAL SALES                                                $2,325,295           $2,255,749           $2,199,409
Less: Leased department sales                                  92,177               94,069               95,178
                                                        ----------------     ----------------     ----------------
NET SALES                                                   2,233,118            2,161,680            2,104,231

COSTS, EXPENSES AND (INCOME):
Cost of merchandise sold                                    1,604,364            1,568,974            1,543,989
Selling, general and administrative expenses                  580,918              563,344              552,729
Leased department and other operating income                  (26,494)             (29,284)             (29,677)
Depreciation and amortization expense                          14,250               12,489               12,360
Amortization of the excess of revalued net assets
     over equity under fresh-start reporting                   (6,153)              (6,153)              (6,153)
Interest and debt expense, net                                 11,600               19,043               24,116
Gain on disposition of properties                                 -                   (395)              (9,136)
Store closing charge                                            1,000                6,858               17,621
                                                        ----------------     ----------------     ----------------
INCOME (LOSS) BEFORE INCOME TAXES
     AND EXTRAORDINARY ITEM                                    53,633               26,804               (1,618)
Income tax  provision                                         (19,087)              (8,149)                 -
                                                        ----------------     ----------------     ----------------
INCOME (LOSS) BEFORE EXTRAORDINARY ITEM                        34,546               18,655               (1,618)
Extraordinary item - loss on early extinguishment
     of debt (net of tax benefit of $571)                         -                 (1,354)                   -
                                                        ----------------     ----------------     ----------------
NET INCOME (LOSS)                                             $34,546              $17,301              ($1,618)
                                                        ================     ================     ================

BASIC NET INCOME (LOSS) PER COMMON SHARE

     Income (loss) before extraordinary item                    $1.59                $0.91               ($0.08)

     Extraordinary item                                           -                  (0.06)                -
                                                        ----------------     ----------------     ----------------
     Net income (loss)                                          $1.59                $0.85               ($0.08)
                                                        ================     ================     ================
     Weighted average common shares                            21,723               20,467               20,127
                                                        ================     ================     ================


DILUTED NET INCOME (LOSS) PER COMMON SHARE

     Income (loss) before extraordinary item                    $1.46                $0.85               ($0.08)

     Extraordinary item                                           -                   (0.06)                -
                                                        ----------------     ----------------     ----------------
     Net income (loss)                                          $1.46                $0.79               ($0.08)
                                                        ================     ================     ================
     Weighted average common and common equivalent shares      23,649               21,812               20,127
                                                        ================     ================     ================


                  (The accompanying notes are an integral part of these consolidated financial statements.)


                  AMES DEPARTMENT STORES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      (In Thousands, Except Share Amounts)

                                                                                                  January 31,          January 25,
                                                                                                     1998                 1997
                                                                                               ----------------     ----------------
                                     ASSETS
Current Assets:
       Cash and short-term investments                                                              $57,828              $46,119
       Receivables:
          Trade                                                                                       8,977                7,521
          Other                                                                                       9,945               11,550
                                                                                               ----------------     ----------------
              Total receivables                                                                      18,922               19,071
       Merchandise inventories                                                                      423,836              391,076
       Prepaid expenses and other current assets                                                     12,060               12,169
                                                                                               ----------------     ----------------
              Total current assets                                                                  512,646              468,435
Fixed Assets:
       Land and buildings                                                                             3,694                1,293
       Property under capital leases                                                                  7,115                4,185
       Fixtures and equipment                                                                        83,335               63,474
       Leasehold improvements                                                                        34,646               27,162
                                                                                               ----------------     ----------------
                                                                                                    128,790               96,114
       Less - Accumulated depreciation and amortization                                             (45,457)             (32,529)
                                                                                               ----------------     ----------------
              Net fixed assets                                                                       83,333               63,585

Other assets and deferred charges                                                                    14,063                4,773
                                                                                               ----------------     ----------------
                                                                                                   $610,042             $536,793
                                                                                               ================     ================


                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
       Accounts payable:
          Trade                                                                                    $180,971             $145,737
          Other                                                                                      42,185               43,180
                                                                                               ----------------     ----------------
              Total accounts payable                                                                223,156              188,917
       Current portion of long-term debt                                                              2,000               12,884
       Current portion of capital lease obligations                                                   2,177                2,694
       Self-insurance reserves                                                                       31,657               34,177
       Accrued compensation                                                                          31,789               29,366
       Accrued expenses                                                                              41,648               36,990
       Store closing reserve                                                                         12,050               24,438
                                                                                               ----------------     ----------------
          Total current liabilities                                                                 344,477              329,466

Long-term debt                                                                                        9,340               11,134
Capital lease obligations                                                                            26,393               27,086
Other long-term liabilities                                                                          10,943                7,565
Unfavorable lease liability                                                                          15,333               17,029
Excess of revalued net assets over equity under fresh-start reporting                                30,174               36,327

Commitments and contingencies

Stockholders' Equity:
       Common Stock (40,000,000 shares authorized; 22,506,108 and 20,474,469 shares outstanding at January 31, 1998 and January 25, 1997,
          respectively; par value per share $.01)                                                       225                  205
       Additional paid-in capital                                                                   118,971               88,341
       Retained earnings                                                                             54,186               19,640
                                                                                               ----------------     ----------------
          Total stockholders' equity                                                                173,382              108,186
                                                                                               ----------------     ----------------
                                                                                                   $610,042             $536,793
                                                                                               ================     ================

                          (The accompanying notes are an integral part of these consolidated financial statements.)

                  AMES DEPARTMENT STORES, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                 (In Thousands)





                                                       Common Stock              Additional
                                                   ---------------------          Paid-In             Retained            Total
                                                    Shares      Amount            Capital             Earnings            Equity
                                                   --------  -----------       --------------       ------------       ------------

              Balance, January 28, 1995             20,127         $201              $80,759             $3,957            $84,917

              Issuance of Common Stock under
                1995 Long Term Incentive Plan          345            4                                                          4
              Net Loss                                                                                   (1,618)            (1,618)

                                                   --------  -----------       --------------       ------------       ------------
              Balance, January 27, 1996             20,472         $205              $80,759             $2,339            $83,303

              Exercise of Stock Options                  2            -                    4                                     4
              Utilization of Tax Attributes                                            7,578                                 7,578
              Net Income                                                                                 17,301             17,301

                                                   --------  -----------       --------------       ------------       ------------
              Balance, January 25, 1997             20,474         $205              $88,341            $19,640           $108,186

              Exercise of Stock Options              2,032           20                4,460                                 4,480
              Utilization of Tax Attributes                                           26,170                                26,170
              Net Income                                                                                 34,546             34,546

                                                   --------  -----------       --------------       ------------       ------------
              Balance, January 31, 1998             22,506         $225             $118,971            $54,186           $173,382
                                                   ========  ===========       ==============       ============       ============


                         (The accompanying notes are an integral part of these consolidated financial statements.)


                  AMES DEPARTMENT STORES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)

                                                                                   53 Weeks          52 Weeks          52 Weeks
                                                                                    Ended             Ended              Ended
                                                                                  January 31,       January 25,       January 27,
                                                                                     1998              1997               1996
                                                                                --------------    --------------    ---------------
Cash flows from operating activities:
         Net income (loss)                                                          $34,546           $17,301           ($1,618)
         Expenses not requiring the outlay of cash:
            Extraordinary loss on early extinguishment of debt                          -               1,354               -
            Income tax provision                                                     18,764             8,149               -
            Depreciation and amortization of fixed and other assets                  14,475            12,989            12,713
            Amortization of the excess of revalued net assets over equity            (6,153)           (6,153)           (6,153)
            Amortization of unfavorable lease liability                              (1,438)           (1,635)           (1,884)
            Amortization of debt discounts and deferred financing costs                 861             3,037             4,755
            Gain on disposition of properties                                           -                (395)           (9,136)
            Other, net                                                                1,834             1,141              (315)
                                                                                --------------    ---------------    ---------------
Cash provided by (used for) operations before changes
         in working capital and store closing activities                             62,889            35,788            (1,638)

Changes in working capital:
         Decrease (increase) in  receivables                                            149            (4,593)            2,329
         (Increase) decrease in merchandise inventories                             (32,760)            7,857            31,219
         Decrease (increase) in prepaid expenses and other current assets               109               624            (3,794)
         Increase (decrease) in accounts payable                                     34,239            32,599            (8,213)
         Increase (decrease) in accrued expenses and other current liabilities        5,033             6,516           (16,790)
Changes due to store closing activities:
         Payments of store closing costs                                            (13,907)           (7,621)           (1,498)
         Store closing charge                                                         1,000             6,858            17,621
                                                                                --------------    ---------------    ---------------
Net cash provided by operating activities                                            56,752            78,028            19,236
                                                                                --------------    ---------------    ---------------

Cash flows from investing activities:
         Proceeds from the disposition of properties                                  1,900               690            11,634
         Purchases of fixed assets                                                  (32,875)          (19,805)          (27,152)
         Purchases of leases                                                         (2,801)           (3,211)              -
         Decrease in restricted cash                                                    -                 -               2,047
                                                                                --------------    ---------------    ---------------
Net cash used for investing activities                                              (33,776)          (22,326)          (13,471)
                                                                                --------------    ---------------    ---------------

Cash flows from financing activities:
         (Payments) borrowings under the revolving credit facilities, net               -              (4,284)            4,284
         Proceeds from option exercises                                               4,480                 4               -
         Payments on debt and capital lease obligations                             (15,747)          (17,388)          (23,766)
         Deferred financing costs                                                       -              (2,100)             (500)
                                                                                --------------    ---------------    ---------------
Net cash used for financing activities                                              (11,267)          (23,768)          (19,982)
                                                                                --------------    ---------------    ---------------

Increase (decrease) in unrestricted cash and short-term investments                  11,709            31,934           (14,217)
Unrestricted cash and short-term investments, beginning of period                    46,119            14,185            28,402
                                                                                --------------    ---------------    ---------------
Unrestricted cash and short-term investments, end of period                         $57,828           $46,119           $14,185
                                                                                ==============    ===============    ===============




                                (The accompanying notes are an integral part of these consolidated financial statements.)

                  AMES DEPARTMENT STORES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1.    Summary of Significant Accounting Policies:
      -------------------------------------------

(a)   Nature of operations:

      Ames Department Stores, Inc. (a Delaware corporation) and its subsidiaries (collectively, "Ames" or the "Company") are retail merchandisers. As of March 1, 1998, Ames operated 296 discount department stores under the Ames name in 14 states in the Northeast, Mid-Atlantic and Mid-West regions and the District of Columbia. The Company's stores are located in rural communities, some of which are not served by other large retail stores, high-traffic suburban sites, small cities and several major metropolitan areas. The stores largely serve middle and lower-middle income customers.

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


(c)   Fiscal year:

      The Company's fiscal year ends on the last Saturday in January. The fiscal year ended January 31, 1998 ("Fiscal 1997" or "1997") included 53 weeks. The fiscal years ended January 25, 1997 ("Fiscal 1996" or "1996") and January 27, 1996 ("Fiscal 1995" or "1995") each included 52 weeks.


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


(f)   Inventory valuation:

      All periods are stated at the lower of cost or market and include the capitalization of transportation and distribution center costs. Effective October 25, 1997, the Company changed from the last-in, first-out ("LIFO") method of accounting of inventories to the first-in, first-out ("FIFO") method and restated all prior periods for the change. The change had no impact on the historical results of operations of the Company.


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


(k)   Self-insurance reserves:

      The Company is self-insured for workers' compensation, general liability, property and casualty, and accident and health insurance claims, subject to certain limitations. The Company has insurance coverage for losses that may occur above certain levels. The Company determines its liability for claims based on each individual claim's circumstances and estimates its liability for claims incurred but not yet reported based on historical experience. As of January 31, 1998 and January 25, 1997, Ames had established self-insurance reserves of $31.7 million and $34.2 million, respectively. Major portions of these reserves may not be paid within a year and are subject to changes in estimates as claims are settled or continue to remain outstanding.


(l)   Leased department sales and income:

      Ames has an agreement with an independent contractor that allows the independent contractor to operate shoe departments within the Ames stores. Ames receives a percentage of the sales under the agreement.


(m)   Earnings per common share:

      In February, 1997 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS No. 128"). Under SFAS No. 128, the presentation of Primary and Fully Diluted Earnings per Share was replaced by Basic and Diluted Earnings per Share. The Company adopted the provisions of SFAS No. 128, effective January 31, 1998, and has restated all periods presented.

      Net income (loss) per common share for Fiscal 1997, 1996 and 1995 was determined by using the weighted average number of common and common equivalent shares outstanding during each fiscal year. Common equivalent shares represented the assumed exercise of the outstanding Series B and Series C Warrants and stock options.


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


2.    Reorganization Case and Fresh-Start Reporting:
      ----------------------------------------------

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


3.    Cash and Short-Term Investments:
      --------------------------------

      As of January 31, 1998 and January 25, 1997 short-term investments totaled $37.9 million and $31.1 million, respectively. These investments consisted of time deposits, certificates of deposit, bankers acceptances, repurchase agreements and high grade commercial paper.


4.    Inventories:
      ------------

      Inventories are valued at the lower of cost or market and include the capitalization of transportation and distribution center costs. Effective October 25, 1997, the Company changed from the last-in, first-out ("LIFO") method of accounting of inventories to the first-in, first-out ("FIFO") method and restated all prior periods for the change. The change had no impact on the historical results of operations of the Company.

5.    Debt:
      -----

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

      Fees required under the Credit Agreement include: (1) quarterly commitment fees on the unused portion of the facility, (2) an initial closing fee, (3) two quarterly facility fee payments due under the Prior Credit Agreement and (4) an annual syndication fee to the agents.

      For Fiscal 1997, the weighted average interest rate on the Company's revolving credit facilities was 8.2%. The peak borrowing level under the Credit Agreement during Fiscal 1997 was $146.6 million. As of January 31, 1998, $2.7 and $21.6 million was outstanding in trade and standby letters of credit, respectively.

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

      In addition, each year outstanding borrowings under the Credit Agreement may not exceed any balance due under the term loan portion plus up to $20 million in revolver loans for a consecutive 30-day period between November 15th and February 15th of the following year (the "clean-up" requirement). The Company is in compliance with the financial covenants through the quarter ended January 31, 1998.


Other Debt

      The Company's outstanding debt as of January 31, 1998 and January 25, 1997 is listed and described below. Pursuant to the Amended Plan, the Company and its lenders agreed to a restructuring of the Company's obligations at December 26, 1992.

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

      As of January 31, 1998, payments due on long-term debt for the next five years and thereafter were as follows:

                                                      (000's Omitted)
      Fiscal Year Ending January                           Amount
      --------------------------                      ---------------
                1999                                        2,000
                2000                                        9,500
                2001                                         -0-
                2002                                         -0-
                2003                                         -0-
                Thereafter                                   -0-


      Outstanding debt at January 31, 1998 and January 25, 1997 is listed below. Further explanations of certain of the obligations follow the table.

                                                                                          (000's omitted)
                                                                                      ------------------------
Secured Debt -                                                                        1/31/98          1/25/97
--------------                                                                        -------          -------
Senior Debt:
      Guaranteed First Mortgage Notes, interest rate of 9.5%, due through 3/99.
         Discount rate 11%..........................................................  $11,500          $12,500

      Real Estate Mortgage, interest rate 6%, due 12/97.  Discount rate 12%.........      -              2,900

      Equipment Notes, interest rates at 9% to 10%, due through 12/97.
         Discount rate 11% to 12%...................................................      -                548
                                                                                      -------          -------

              Total Face Value of Secured Debt......................................  $11,500          $15,948
                                                                                      -------          -------

Unsecured Debt -
----------------
Senior Debt:
      Allowed Priority Tax Obligations, 5% interest rate.  Discount rate 9%.........  $   -            $   150


Subordinated Debt:
      Deferred Cash Distributions due through 1/31/97,
      5% interest rate beginning 2/94.  Discount rate 12%...........................      -              7,500
      TJX  Expense   Note,   10%  interest   rate,   due  1/98  (Note   11).........      -                786
                                                                                      -------          -------

         Total Face Value of Unsecured Debt.........................................  $   -            $ 8,436
                                                                                      -------          -------

Total Face Value of Debt............................................................   11,500           24,384
          Less:   Current Portion...................................................    2,000           12,884
                      Debt Discounts................................................      160              366
                                                                                      -------          -------
Amount Due After One Year...........................................................  $ 9,340          $11,134
                                                                                      =======          =======

Deferred Cash Distributions

      The Amended Plan provided that approximately $46.5 million of cash distributions in respect to several classes of claims would be paid subsequent to the Consummation Date. On January 31, 1997, January 31, 1996, January 31, 1995, January 31, 1994 and January 31, 1993, $7.5, $8.0, $8.0, $8.0 and $15.0
million, respectively, of these deferred cash distributions were paid as scheduled.


6.    Lease Commitments and Unfavorable Lease Liability:
      --------------------------------------------------

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

      Future minimum lease payments for leases as of January 31, 1998 were as follows:

                                                                                                 (000's Omitted)
                                                                                                  Lease Payments
                                                                                              -----------------------
        Fiscal Year                                                                            Capital      Operating
      Ending January                                                                            Leases        Leases
      --------------                                                                          ---------     ---------
           1999...........................................................................    $  5,291       $49,787
           2000...........................................................................       4,791        46,845
           2001...........................................................................       4,567        41,575
           2002...........................................................................       4,433        37,746
           2003...........................................................................       4,396        33,926
         Thereafter.......................................................................      31,265       184,866
                                                                                              ---------     ---------
      Total minimum lease payments........................................................      54,743      $394,745
                                                                                              =========     =========
      Less:  amount representing estimated executory costs................................         513
                                                                                              ---------
      Net minimum lease payments..........................................................      54,230
      Less:  amount representing interest.................................................      25,660
                                                                                              ---------
      Present value of net minimum lease payments.........................................      28,570
      Less:  currently payable............................................................       2,177
                                                                                              ---------
      Long-term capital lease obligations.................................................     $26,393
                                                                                              =========

      Total payments have not been reduced by minimum sublease rentals to be received in the aggregate under noncancellable subleases of capital leases and operating leases of approximately $0.1 and $10.9 million, respectively, as of January 31, 1998. Amortization of capital lease assets was approximately $0.4, $0.4 and $0.2 million for Fiscal 1997, Fiscal 1996 and Fiscal 1995, respectively. Rent expense (income), excluding the benefit from the amortization of the unfavorable lease liability, was as follows:

                                                       (000's Omitted)
                                             -----------------------------------
                                              Fiscal       Fiscal       Fiscal
                                               1997         1996         1995
                                             ---------    ---------    ---------
        Minimum rent on operating leases      $48,577      $43,856      $42,751
        Contingent rental expense               6,651        5,768        5,873
        Sublease rental income                 (1,730)      (1,988)      (2,491)

      The unfavorable lease liability in the Consolidated Balance Sheets was recorded as part of fresh-start reporting and represents the estimated liability related to lease commitments that exceeded market rents for similar locations. This liability is being amortized as a reduction of rent expense in the Consolidated Statements of Operations over the remaining lease terms.


7.    Stockholders' Equity:
      ---------------------

Common Stock

      As provided under the Restated Certificate of Incorporation, the authorized capital stock of the reorganized Ames consisted of 40,000,000 shares of common stock (22,506,108 and 20,474,469 shares outstanding as of January 31, 1998 and January 25, 1997, respectively), par value $.01 per share (the "Common Stock").

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

      An aggregate of 2,120,000 Series C Warrants were issued under the Amended Plan. Each such warrant entitles the holder to purchase one share of the Common Stock at any time from June 30, 1993 through January 31, 1999. The exercise price is $1.11 per share. As of January 31, 1998, 732,502 Series C Warrants were outstanding and during Fiscal 1997, 1,260,213 Series C Warrants were exercised. There were no exercises of the Series C Warrants during Fiscal 1996.

      The exercise prices of the above warrants are subject to adjustment upon the occurrence of certain events, including, among other things, the payment of a stock dividend, a merger or consolidation and the issuance for consideration of rights, options or warrants (other than rights to purchase Common Stock issued to shareholders generally) to acquire the Common Stock of the Company.

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

8.    Stock Options:
      --------------

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

      Pursuant to the 1994 Non-Employee Directors Stock Option Plan (the "Non-Employee Plan") approved by stockholders in May, 1995, the Company may grant to non-employee directors options to purchase up to an aggregate of 200,000 shares of Common Stock. The exercise prices of the options are equal to the fair market value of the Common Stock on the date the options are granted. The options become exercisable in full six months after date of grant and terminate ten years after date of grant. Effective on the date of each annual meeting of stockholders of the Company commencing with the 1996 Annual Meeting, each non-employee director of the Company then in office will be granted an option to purchase 2,500 shares, with the date of grant to be the date of such meeting. As of January 31, 1998, 75,000 options had been granted under the Non-Employee Plan; all were exercisable.

      The following table sets forth the stock option activity for both stock option plans for Fiscal 1997, Fiscal 1996 and Fiscal 1995 (shares in thousands):

                                                      1997                       1996                       1995
                                              -----------------------   -----------------------    -----------------------
                                              Number      Weighted      Number      Weighted       Number      Weighted
                                                of        Average         of        Average          of        Average
                                              Shares   Exercise Price   Shares   Exercise Price    Shares   Exercise Price
                                              ------   --------------   ------   --------------    ------   --------------
Outstanding at beginning of year..........     1,664        $3.73        1,320        $4.15         1,300        $4.63

        Granted...........................        76         9.43          538         2.82           275         2.40
        Exercised.........................      (775)        4.03           (2)        1.76            -            -
        Forfeited.........................       (51)        3.59         (192)        4.07          (255)        4.67
                                              ------                    ------                     ------
Outstanding at year-end...................       914         3.97        1,664         3.73         1,320         4.15
                                              ======                    ======                     ======

Options exercisable at year-end...........       640         3.77          691         4.27           375         4.45
                                              ======                    ======                     ======

Weighted average fair value of
        options granted...................     $7.09                     $1.80                      $1.44
                                              ======                    ======                     ======

      The fair value of options granted per the above table was estimated on the date of grant using the Black-Scholes pricing model with the following assumptions: no dividend yield, expected option volatilities, a risk-free interest rate equal to U.S. Treasury securities with a maturity equal to the expected life of the option (weighted average interest rate of 6.4%, 6.4% and 6.5% for 1997, 1996 and 1995, respectively) and an expected life from date of grant until option expiration date (weighted average expected life of 6.0, 5.6 and 5.1 years for 1997, 1996 and 1995, respectively).

      Not included in the 538,000 options granted during 1996 are 300,000 options granted pursuant to an employment agreement. The grant of these options is subject to shareholder approval at its annual meeting to be held on May 27, 1998. These options have been accounted for on a mark-to-market basis and compensation expense of approximately $2.6 and $1.8 million was recorded in 1997 and 1996, respectively. If shareholder approval is not obtained, the granted options will revert to stock appreciation rights.

      Had the 300,000 options been included in the 1996 option grants, the weighted average fair value of options granted in 1996 would have been $1.63 per option.

      The following table summarizes information about the stock options outstanding as of January 31, 1998:

                             Options Outstanding           Options Exercisable
                    -----------------------------------  -----------------------
                                 Weighted Avg. Weighted   Weighted    Weighted
       Range of        Number     Remaining    Average      Number     Average
       Exercise     Outstanding  Contractual   Exercise  Exercisable   Exercise
        Prices      at 1/31/98      Life        Price    at 1/31/98     Price
    --------------  -----------  ------------  --------  -----------  ----------
    $1.50 -  $3.00      322           4.1       $2.38        214        $2.50
    $3.13 -  $4.38      348           3.0        3.75        233         3.66
    $5.06 -  $5.12      177           1.1        5.06        178         5.06
    $6.31 - $15.56       67           4.8        9.82         15         8.44
                       -----                                -----
                        914           3.1        3.97        640         3.77
                       =====                                =====

        The Company  accounts  for its stock  option plans under APB Opinion No.
25. Had compensation cost for the Company's 1997, 1996 and 1995 stock option grants been determined in accordance with the alternative fair value method SFAS No. 123, the Company's net income (loss) and net income (loss) per common share for Fiscal 1997, Fiscal 1996 and Fiscal 1995 would have approximated the proforma amounts below:

                                   Fiscal 1997            Fiscal 1996              Fiscal 1995
                             ----------------------  ----------------------  ----------------------
                             As Reported  Proforma   As Reported  Proforma   As Reported  Proforma
                             -----------  ---------  -----------  ---------  -----------  ---------
    Net income (loss)........  $34,546     $35,847     $17,301     $17,969     ($1,618)    ($1,686)
    Net income (loss) per
      common share
        -basic...............    $1.59       $1.65        $.85        $.88       ($.08)      ($.08)
        -diluted............     $1.46       $1.52        $.79        $.82       ($.08)      ($.08)

      SFAS 123 does not apply to stock options granted prior to 1995.

9.    Income Taxes:
      -------------

      For Fiscal 1997, the Company recorded an income tax provision of $19.1 million, of which approximately $0.3 million will be paid in cash. For Fiscal 1996, the Company recorded a non-cash income tax provision of approximately $8.1 million. The Company had no income tax provision for Fiscal 1995.

      The provision for income taxes is comprised of the following:

                                                                       (In Millions)
                                                           -------------------------------------
                                                           Fiscal 1997  Fiscal 1996  Fiscal 1995
                                                           -----------  -----------  -----------
    Currently Payable: Federal Alternative Minimum Tax...      $0.3          -            -

    Deferred Non-cash Pre-emergence Tax Provision........      26.2        $15.8          -

    Deferred Non-cash Post-emergence Tax Benefit.........      (7.4)        (7.7)         -
                                                             --------     --------     --------
       Total Income Tax Provision........................     $19.1         $8.1          -
                                                             ========     ========     ========

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

      Ames   has  the   following   deferred   tax   assets/(liabilities)   from
pre-consummation ("Pre") and post-consummation ("Post") periods, as of the following dates ($ in millions):

                                          As of  January 31, 1998     As of  January 25, 1997
                                          -----------------------     -----------------------
                                           Pre     Post     Total      Pre     Post     Total
                                          -----    -----    -----     -----    -----    -----
    Fixed assets......................     $34      ($3)     $31       $40      ($3)     $37
    Self insurance reserves...........       5        8       13         7        7       14
    Store closing reserves............       -        9        9         2       13       15
    Leases............................       -       15       15        11        7       18
    Vacation pay reserve and other....      (1)      17       16        (2)      14       12
    Net operating loss carryovers.....     172        -      172       179        -      179
                                          -----    -----    -----     -----    -----    -----
    Total deferred tax assets.........     210       46      256       237       38      275
    Valuation allowances..............    (210)     (39)    (249)     (237)     (38)    (275)
                                          -----    -----    -----     -----    -----    -----
       Net deferred tax assets........      $0       $7       $7        $0       $0       $0
                                          =====    =====    =====     =====    =====    =====

      The Company has reserved for a significant portion of its deferred tax assets because of the current uncertainty of the future recognition of such deductions. In subsequent periods, Ames may further reduce the valuation allowances, provided that the possibility of utilization of the deferred tax asset is more likely than not, as defined by SFAS No. 109. Any such reduction in the valuation allowance in the near future will result in a corresponding addition to paid-in-capital.

      The Company has treated "pre-emergence net operating losses" (qualified losses incurred prior to the Consummation Date) under Section 382(l)(5) of the Internal Revenue Code (hereafter "L-5"). Under L-5, there is approximately $280 million in pre-emergence net operating losses currently available as carryovers without any annual limitation. The Company has filed a $20 million refund claim under Section 172(f) of the Internal Revenue Code. The claim represents a 10-year carryback of qualified expenses and is currently under review by the Internal Revenue Service ("IRS"). The claim will reduce net operating losses by approximately $47 million.

      Ames also has a "post-emergence net operating loss" carryover (incurred after the Consummation Date) of approximately $151 million. Both pre- and post-emergence net operating loss carryovers, which together total $431 million, will expire between 2007 and 2012, except in the event of a change in control of the Company. In addition, Ames has targeted jobs tax credit carryovers of approximately $7 million, which will expire in 2007, and alternative minimum tax credit carryovers of approximately $3.3 million, which have no expiration period. Federal net operating loss carryovers for fiscal years subsequent to January 27, 1990 are subject to future adjustments, if any, by the IRS.

      As noted above, in the event of a change of control, there could be significant limitations on the ability of the Company to utilize the net operating loss carryovers and other tax benefits.

      Ames has substantial potential state net operating loss carryovers. It is difficult, however, to quantify the utilizable amounts of such state operating losses because of the uncertainty related to the mix of future profits in specific states.

10.   Benefit and Compensation Plans:
      -------------------------------


Retirement and Savings Plan

      Ames has a defined contribution retirement and savings plan (the "Retirement and Savings Plan") that is qualified under Sections 401(a) and 401(k) of the Internal Revenue Code of 1986, as amended, for employees who, after one year of service, have reached the age of 21 and have completed at least 1,000 hours of service in a 12-month period. For each participant's contribution (up to a maximum of 5% of such participant's total compensation), the Company contributes to the Retirement and Savings Plan an amount equal to 50% of such contribution. Ames funds all administrative costs incurred by the plan. Ames' expense associated with this plan amounted to approximately $3.0, $2.9 and $3.0 million, in 1997, 1996 and 1995, respectively.


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


The G.C. Murphy Company Life Insurance Plan

      The G.C. Murphy Company Life Insurance Plan (the "GCM Plan") granted a flat dollar amount (defined benefit) of group term life insurance at no cost to certain retired employees. This plan excludes G.C. Murphy Co. employees who retired from Ames after January 31, 1986. The amount of coverage varies by retiree, is payable only upon death, and has no loan or cash value. During 1997, the Company entered into a contract with an insurance company which effectively transferred to the insurance company all future liabilities associated with the GCM Plan in exchange for fixed annual payments over ten years.


Annual Incentive Compensation Plan

      The Company has an Annual Incentive Compensation Plan (the "Annual Bonus Plan") that is subject to annual review by the Board of Directors. The Annual Bonus Plan provides annual incentive cash bonuses based on the achievement of the Company's financial goals for the year (and customer service goals for store and field management). There are approximately 1,500 members of management eligible under the plan. Bonus expense recorded under the plan was $6.3, $7.9 and $1.5 million for Fiscal 1997, 1996 and 1995, respectively.


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

      As of January 31, 1998, awards aggregating to 345,000 shares of Common Stock had been made to certain executives of the Company, 310,000 of which remain outstanding. The Compensation Committee of the Board of Directors accelerated the March 22, 1998 vesting date of 35,000 shares of Common Stock to January 2, 1998 for the former Executive Vice President-Chief Financial Officer who had served until his resignation effective January 3, 1998. The shares for the outstanding awards that have been issued, but have not yet vested, are being held in custody by the Company on behalf of the grantees thereof. A portion of the estimated market value of the awards, including the cash, has been accrued as compensation expense as of January 31, 1998. The Company recorded as compensation expense for the LTIP $2.0, $1.1 and $0.3 million during 1997, 1996 and 1995, respectively.


Stock Appreciation Rights

      In connection with the Amended Plan, 1.2 million stock appreciation rights ("SARs"), exercisable only for cash, were granted to certain members of management as compensation for their efforts in restructuring Ames and enabling it to emerge from Chapter 11. All such SARs expired as of December 30, 1997. Each SAR entitled the recipient upon exercise to receive in cash the excess of
(a) the average closing price of a share of Common Stock during the ten trading days prior to the exercise date over (b) $2.96. During Fiscal 1997 and Fiscal 1996, a total of 166,683 and 16,667 SARs were exercised, respectively. The Company recorded a SARs expense of $0.1 and $0.8 million in 1997 and 1996, respectively. There was no SARs expense in 1995.


Income Continuation Plan

      Certain officers of Ames participate in an Income Continuation Plan ("ICP"), which guarantees up to one year's salary in the event of termination other than for cause. As of January 31, 1998, the Company had no obligations under the ICP.


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


11.   Commitments and Contingencies:
      ------------------------------

      As part of the Company's settlement with TJX Companies, Inc. ("TJX") under the Amended Plan, Ames must reimburse TJX for various obligations, fees, and expenses that may be paid by TJX relating to various properties that were under leases rejected by Ames. The obligations, fees, and expenses are subject to certain maximum amounts and the total reimbursement could not exceed $2.7 million and was in the form of an unsecured note payable due on January 31, 1998 (the "TJX Expense Note"). TJX provided Ames with the amounts paid, if any, during each quarter and those amounts, after appropriate review, become the principal due under the TJX Expense Note. On January 30, 1998, the Company paid the TJX Expense Note in full, including interest which had accrued at 10% per annum.

12.   Litigation:
      -----------


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

      On March 14, 1996, Abrams amended his Complaint to include Richard Serrano as name representative of all Replenishment Assistant Managers located throughout Massachusetts. On November 22, 1996, the Court remanded the claims of Serrano and the putative class of Replenishment Assistant Managers to State Court because Serrano failed to satisfy the amount in controversy requirement for federal jurisdiction. On January 3, 1997, the United States District Court for the District of Massachusetts certified a class of Hardlines and Softlines Assistant Managers employed by Ames in any Ames store in Massachusetts on or after March 21, 1993, but limited the class to those Assistant Managers whose claim satisfied the amount in controversy requirement for federal jurisdiction as of April 21, 1995, the date of removal. Abrams caused notice to be sent to the class apprising them of the pending action and their right to opt-out of the action if they do not wish to participate in the litigation. A trial date has tentatively been set for June 22, 1998.

      On December 13, 1995, a Class Action Complaint was filed and on January 23, 1996 an Amended Class Action Complaint was filed (the "Second Complaint") in the United States District Court for the District of Massachusetts entitled Colleen Austin, On Behalf of Herself and Others Similarly Situated v. Ames Department Stores, Inc. et al. The factual allegations in the Second Complaint are essentially the same as those in the Abrams Complaint referenced above. However, the Second Complaint also includes claims against the Company and certain of its officers and directors under the Fair Labor Standards Act, ERISA and the wage and hours laws of each state where Ames does business, and purports to state claims on behalf of Assistant Managers in each of those states. The Company believes, among other things, that the case is not properly maintainable as a class action suit and that the plaintiff is not a proper class representative. The Company also denied liability on the basis that Austin and other similarly situated Assistant Managers were exempt employees and moved to dismiss the claims under ERISA and the laws of all states except Massachusetts. On November 21, 1997, the Court granted the Company's motion to dismiss the ERISA Count and denied the remainder of the motion. Discovery has not yet commenced in this matter.

      On June 26, 1996, a Class Action Complaint was filed (the "Third Complaint") in the United States District Court for the District of Massachusetts entitled David Root, On Behalf of Himself and all Other Persons Similarly Situated v. Ames Department Stores, Inc. The factual allegations in the Third Complaint are essentially the same as in the Abrams Complaint referenced above. However, the Third Complaint pertains only to Replenishment Assistant Managers who worked at any Ames Store throughout the United States and is brought solely under the Fair Labor Standards Act. The Complaint sought injunctive relief, damages, costs and attorneys' fees. The Company denied the claims on the basis that Root and other similarly situated Replenishment Assistant Managers were exempt employees and, thus, not entitled to time and one-half pay for hours worked in excess of 40 hours per week. The Company further denied that the action was properly maintainable as a class action and that the plaintiff was a proper representative for the purported class. In the Fall of 1996, the parties reached an agreement to settle the action whereby each putative class member opting-in to the settlement would receive a calculated sum based on the number of weeks worked and individual weekly salary levels in exchange for a release of all claims against the Company. The total of the settlement cannot exceed $1 million in cash and $500,000 in scrip usable in Ames stores. The Court approved the settlement on January 31, 1997 and notices of the class action settlement were sent to all potential members on February 3, 1997. Individuals wishing to opt-in to the settlement did so by April 4, 1997. Payments have been made according to the terms of the settlement.

      On December 6, 1996, the remand referenced above from the United States District Court for the District of Massachusetts of Abrams v. Ames Department Stores, Inc. as to Richard Serrano and the putative class of Replenishment Assistant Managers was docketed in the Superior Court Department of the Trial Court, Suffolk County, Commonwealth of Massachusetts (the "Fourth Complaint"). The Fourth Complaint alleged that Ames violated General Laws, Chapter 151, ss.1A by failing to pay Serrano and other similarly situated Replenishment Assistant Managers located throughout Massachusetts time and one-half their regular rates of pay for hours worked in excess of 40 hours per week. Serrano dismissed the action on behalf of himself and other similarly situated Replenishment Assistant Managers pursuant to the settlement reached between Ames and David Root described above. Serrano and other former or current Replenishment Assistant Managers employed by Ames in Massachusetts had the option to opt-in to the settlement.

      On March 18, 1997, the Fourth Complaint was amended to add Kristen Gould as a named plaintiff to represent the putative class of Hardlines and Softlines Assistant Managers employed by Ames in the Ames Store in Massachusetts whose claim failed to satisfy the amount in controversy requirement for federal jurisdiction in the Abrams case. Gould's substantive claims mirror those currently pending in the Abrams case for Massachusetts Hardlines and Softlines Assistants. Also, on March 18, 1997, the Court dismissed Serrano's action on behalf of himself and other similar situated Replenishment Assistant Managers pursuant to the settlement reached between Ames and David Root described above. This case will hereafter go forward solely on behalf of the Hardlines and Softlines Assistant Managers under the caption Kristen Gould v. Ames Department Stores, Inc. in the Superior Court Department of the Trial Court, Suffolk County, Commonwealth of Massachusetts. The Company responded to the Gould Complaint and asserted the same defenses as it did with regard to the Abrams Complaint. Gould moved for class certification and on February 5, 1998, the Supreme Court certified a class of Hardlines and Softlines Assistant Managers employed in any Ames store in Massachusetts on or after March 21, 1993 whose claim did not satisfy the amount in controversy requirement for federal jurisdiction as of April 21, 1995. Discovery has not yet commenced in this action.

      On February 18, 1997, a Class Action Complaint (the "Fifth Complaint") was filed in the United States District Court for the Northern District of New York entitled Michelle Moschelle, Individually, and on Behalf of Herself and Others Similarly Situated v. Ames Department Stores, Inc. et al. The Fifth Complaint is substantially identical to the Second Complaint except for the name of the plaintiff. The Company answered the Fifth Complaint, and asserted the same defenses as it did with regard to the Second Complaint and moved to stay the Moschelle matter pending a decision on the Company's motion to dismiss in the Austin matter. On August 7, 1997 the District Court allowed the motion to stay.

      As to the Abrams, Austin, Gould and Moschelle matters referenced above, the Company intends to defend each of them vigorously and believes it should prevail.

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


13.   Supplemental Cash Flow Information:
      -----------------------------------

        Cash paid for interest and income taxes were as follows:

                                                    (000's Omitted)
                                            ---------------------------------
                                            Fiscal       Fiscal       Fiscal
                                             1997         1996         1995
                                            -------      -------      -------
        Interest.......................     $11,655      $15,149      $19,217
        Income taxes...................          73            2            2


        Ames entered into other non-cash investing and financing activities as follows:

                                                    (000's Omitted)
                                            ---------------------------------
                                            Fiscal       Fiscal       Fiscal
                                             1997         1996         1995
                                            -------      -------      -------
        New capital lease obligations.....  $ 2,940       $  375       $3,203
        Issuance of Common Stock under
          1995 Long Term Incentive Plan...      -            -              4


14.   Fair Values of Financial Instruments:
      -------------------------------------

      The Financial Accounting Standards Board requires disclosure of the fair value of financial instruments under Statement of Financial Accounting Standards No. 107, "Disclosures About Fair Value of Financial Instruments" ("SFAS No. 107"). The following methods and assumptions were used by the Company in estimating the fair value disclosures for its financial instruments.

      The Company's financial instruments as of January 31, 1998 and January 25, 1997 were cash and short-term investments, long-term debt, and the Series C Warrants. For cash and short-term investments, the carrying amounts reported in the Consolidated Balance Sheets approximated fair values. For long-term debt obligations, the fair values were estimated using a discounted cash flow analysis (based upon the Company's incremental borrowing rates for similar types of borrowing arrangements). The fair value of the Series C Warrants was based on the market trading price at year-end times the number of such warrants that were outstanding.

      The  carrying   amounts  and  fair  values  of  the  Company's   financial
instruments at January 31, 1998 and January 25, 1997 were as follows:


                                                   (000's Omitted)
                                     -------------------------------------------
                                      January 31, 1998        January 25, 1997
                                     -------------------     -------------------
                                     Carrying     Fair       Carrying     Fair
                                      Amount      Value       Amount      Value
                                     --------    -------     --------    -------
    Cash and short-term investments.  $57,828    $57,828      $46,119    $46,119
    Long-term debt:
         Secured debt...............   11,340     11,500       15,574     15,737
         Unsecured debt.............      -          -          8,444      8,442
    Series C Warrants...............      -        9,065          -       10,462


15.   Gain on Disposition of Properties:
      ----------------------------------

      The following is a summary of the major components of the "Gain on disposition of properties":

                                                     (000's Omitted)
                                               ----------------------------
                                               Fiscal     Fiscal     Fiscal
                                                1997       1996       1995
                                               ------     ------     ------
    Gain on:

       Sales of closed distribution centers...  $  -       $  -      $5,099
       Sales/assignment of lease interests
           at closed locations................     -         395        991
       Sales of shopping centers..............     -          -       3,046
                                               ------     ------     ------
                                                $  -       $ 395     $9,136
                                               ======     ======     ======


16.   Store Closing Charges:
      ----------------------

      In the fourth quarter of 1997, the Company recorded charges of $1.6 million in connection with the closing of two (2) stores. The $1.6 million is classified in two line items: $1.0 million as store closing charge and $0.6 million as part of cost of merchandise sold. Both of the stores closed in February, 1998.

      In the fourth quarter of 1996, the Company recorded charges of $9.7 million in connection with the closing of thirteen (13) stores. The $9.7 million is classified in two line items: $6.9 million as store closing charge and $2.8 million as part of cost of merchandise sold.

      In the fourth quarter of 1995, the Company recorded charges of $20.9 million in connection with the closing of seventeen (17) stores and the elimination of 71 positions in the corporate headquarters. The $20.9 million is classified in two line items: $17.6 million as store closing charge and $3.3 million as part of cost of merchandise sold. The $3.3 million charge, representing the inventory write-down for the seventeen (17) closing stores, had been classified as part of the store closing charge in the original presentation of the results for 1995 and was changed to conform to the current presentations.

        The following items represent the major components of the total charges recorded in January, 1998, January, 1997 and January, 1996 in connection with store closings:


                                                    (000's Omitted)
                                           -----------------------------------
                                           Fiscal        Fiscal        Fiscal
       Item                                 1997          1996          1995
       ----                                ------        ------        -------
    Lease costs..........................  $  363        $3,535        $12,926
    Net fixed asset write-down...........     394         1,149          2,094
    Severance costs......................     113           773          1,857
    Other................................     130         1,401            744
                                           ------        ------        -------
        Store closing charge.............   1,000         6,858         17,621
        Inventory write-down.............     560         2,860          3,244
                                           ------        ------        -------
            Total charges................  $1,560        $9,718        $20,865
                                           ======        ======        =======

      The lease costs provided for in the store closing charge include all projected occupancy costs from date of closing until estimated lease disposition date.


17.   Leased Department and Other Operating Income:
      ---------------------------------------------

      The following is a summary of the major components of the "Leased department and other operating income":

                                                    (000's Omitted)
                                           -----------------------------------
                                           Fiscal        Fiscal        Fiscal
                                            1997          1996          1995
                                           -------       -------       -------
    Leased department income...........    $16,592       $16,932       $17,132
    Concession and vending income......      1,252         1,148         1,291
    Layaway service fees...............      2,605         2,382         2,386
    Various other......................      6,045         8,822         8,868
                                           -------       -------       -------
                                           $26,494       $29,284       $29,677
                                           =======       =======       =======


18.   Extraordinary Items:
      --------------------

      In December, 1996, the Company terminated the Prior Credit Agreement (Note
5) and recorded a non-cash extraordinary charge of $1.4 million, net of tax benefit of $0.6 million, for the write-off of deferred financing costs.


19.   Accounting for Long-Lived Assets:
      ---------------------------------

      Effective January 27, 1996, the Company adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." As a result, the Company recorded an impairment loss of $3.4 million in the quarter ended January 27, 1996. During Fiscal 1997 and 1996, the Company recorded additional impairment losses of $1.2 million and $2.2 million, respectively. The impairment loss, classified as part of "Depreciation and amortization expense," was equivalent to the current carrying value of fixtures and equipment and leasehold improvements for specific stores where estimated undiscounted future operating cash flows were less than the current carrying value of the assets. The Company will continue to operate these stores until such time the estimated closing costs are less than any projected cash losses.

20.   Recently Issued Accounting Standards:
      -------------------------------------

      In June 1997, the Financial Accounting Standards Board released Statement No. 130, "Reporting Comprehensive Income", and Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information". These statements, which are effective beginning in 1998, expand and modify disclosures and accordingly will have no impact on the Company's consolidated financial condition or results of operations.


21.   Quarterly Financial Data (Unaudited):
      -------------------------------------

      Summarized unaudited quarterly financial data (in thousands except for per share amounts) for the last three fiscal years are shown below. The quarterly sales for Fiscal 1995 have been restated to reflect the effect of recording "55 Gold(R)" senior citizen discounts as markdowns, which conforms with the Fiscal 1997 and Fiscal 1996 treatment.

                                                             First      Second       Third      Fourth
                                                           ---------   ---------   ---------   ---------
Fiscal 1997:
    Net sales..........................................    $432,601    $503,567    $527,573    $769,377
    Gross margin.......................................     118,366     146,348     148,231     215,809
    Income (loss) before extraordinary item............      (5,930)      7,378       3,519      29,579 (a)
    Income (loss) per share before extraordinary item..       (0.28)       0.31        0.15        1.23
    Net income (loss)..................................      (5,930)      7,378       3,519      29,579 (a)
    Net income (loss)per share - basic.................       (0.28)       0.34        0.16        1.32
                               - diluted...............       (0.28)       0.31        0.15        1.23

Fiscal 1996:
    Net sales..........................................     $438,667    $499,107    $516,876     707,030
    Gross margin.......................................      117,402     139,725     141,224     194,355
    Income (loss) before extraordinary item............      (6,998)      4,514         421      20,718 (b)
    Income (loss) per share before extraordinary item..       (0.34)       0.21        0.02        0.93
    Net income (loss)..................................      (6,998)      4,514         421      19,364 (b)
    Net income (loss)per share - basic.................       (0.34)       0.22        0.02        0.95
                               - diluted...............       (0.34)       0.21        0.02        0.87

Fiscal 1995:
    Net sales..........................................    $438,312    $500,188    $501,550     664,181
    Gross margin.......................................     115,345     136,000     134,137     174,760
    Income (loss) before extraordinary item............     (11,141)      3,188      (4,884)     11,219 (c)
    Income (loss) per share before extraordinary item..       (0.55)       0.15       (0.24)       0.54
    Net income (loss)..................................     (11,141)      3,188      (4,884)     11,219 (c)
    Net income (loss)per share - basic.................       (0.55)       0.16       (0.24)       0.56
                               - diluted...............       (0.55)       0.15       (0.24)       0.54

--------------
(a) Includes charges of $1.6 million related to the closing of two (2) stores (Note 16).
(b) Includes charges of $9.7 million related to the closing of thirteen (13) stores (Note 16).
(c) Includes charges of $20.9 million related to the closing of seventeen (17) stores (Note 16).

                                                                     SCHEDULE II

                 AMES DEPARTMENT STORES, INC. AND SUBSIDIARIES
                       VALUATION AND QUALIFYING ACCOUNTS
                                 (In Thousands)


                                       Balance at    Charged to                                        Balance at
                                      Beginning of    Cost and                                           End of
Description                              Period       Expense     Reclassifications(a)   Deductions      Period
-----------                           ------------   ----------   --------------------   ----------    ----------
Fiscal 1997

   Store Closing Reserve.............    $24,438       $ 1,000            $519            ($13,907)      $12,050


Fiscal 1996

   Store Closing Reserve.............    $27,379       $ 6,858         ($2,178)            ($7,621)      $24,438
   Distribution Center Closing
      Reserve included in Accrued
      Expenses.......................       $123           -            ($ 122)               ($ 1)          -


Fiscal 1995

   Store Closing Reserve.............   $  2,878       $17,621          $8,378             ($1,498)(b)   $27,379
   Distribution Center Closing
      Reserve included in Accrued
      Expenses.......................     $1,567           -            ($ 194)            ($1,250)(c)     $ 123

--------------
(a) Represents reclassifications of liabilities associated with closed stores and other reclassifications.
(b)  Represents payments of restructuring costs.
(c)  Represents payments related to the closing of the distribution center.

                             E X H I B I T  I N D E X




                                                                 Cross-reference
Exhibit                                                           or page number
Number                  Exhibit                                    in Form 10-K
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

2(b) Statement of Ames Group with respect to conditions to Consummation of Third Amended and Restated Joint Plan of Reorganization of Ames Department Stores, Inc. other members of Ames Group, Citibank, N.A., the Parent Creditor's Committee, Subsidiaries Creditors' Committee, Bondholders' Committee and Employees' Committee dated
          December 28, 1992 (incorporated herein by reference to Exhibit 2B of the Company's Report on Form 8-K dated December 29, 1992 and filed December 31, 1992).

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

10(a) Retirement and Savings Plan as restated December 27, 1984, and Amendment No. 1 (incorporated herein by reference to Exhibit 10(n) of the Company's Annual Report on Form 10-K dated January 26, 1985 and filed April 24, 1985).

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

10(g) Employment Agreement, dated June 1, 1996, between Ames Department Stores, Inc. and Joseph Ettore (incorporated herein by reference to Exhibit 10(g) of the Company's Annual Report on Form 10-K dated January 25, 1997 and filed April 3, 1997).

10(h) Employment Agreement, dated August 1, 1996, between Ames Department Stores, Inc. and Denis Lemire (incorporated herein by reference to Exhibit 10(h) of the Company's Annual Report on Form 10-K dated January 25, 1997 and filed April 3, 1997).

11        Schedule of computation of basic and diluted net                 46
          earnings per share.

18        Letter of Preferability, dated November 21, 1997,
          (incorporated herein by reference to Exhibit 12 of the Company's Quarterly Report on Form 10-Q for the quarterly period ended October 25, 1997 filed on November 27, 1997).

21        Subsidiaries of the Registrant.                                  47

                                                                      Exhibit 11

                  AMES DEPARTMENT STORES, INC. AND SUBSIDIARIES
                  SCHEDULE OF COMPUTATION OF BASIC AND DILUTED
                             NET EARNINGS PER SHARE
                 (Amounts in thousands except per share amounts)

                                                                     53 Weeks      52 Weeks      52 Weeks
                                                                      Ended         Ended         Ended
                                                                    January 31,   January 25,   January 27,
                                                                       1998          1997          1996
                                                                    -----------   -----------   ---------
Income (loss) before extraordinary item                               $34,546       $18,655      ($1,618)
Extraordinary loss, net                                                   -          (1,354)         -
                                                                    -----------   -----------   ---------

    Basic and diluted net income (loss)                               $34,546       $17,301      ($1,618)
                                                                    ===========   ===========   =========

For Basic Earnings Per Share:
-----------------------------

Weighted average number of common shares outstanding
    during the period                                                  21,723        20,467       20,127


Basic earnings per share:
Basic income (loss) per share before extraordinary item                 $1.59         $0.91       ($0.08)
Extraordinary loss                                                         -          (0.06)          -
                                                                    -----------   -----------   ---------
    Basic net income (loss) per share                                   $1.59         $0.85       ($0.08)
                                                                    ===========   ===========   =========



For Diluted Earnings Per Share:
-------------------------------

Weighted average number of common shares outstanding
    during the period                                                  21,723        20,467       20,127

Add: Common stock equivalent shares represented by
        -    Series B Warrants                                             95           (a)          (b)
        -    Series C Warrants                                          1,018         1,191          (b)
        -    Options under 1994 Management Stock Option Plan               47           147          (b)
        -    Options under 1995 Non-Employee Director Stock
                 Option Plan                                              766             7          (b)

                                                                    -----------   -----------   ---------
Weighted average number of common and common equivalent
   shares used in the calculation of diluted earnings per share        23,649        21,812       20,127
                                                                    ===========   ===========   =========

Diluted earnings per share:
Diluted income (loss) per share before extraordinary item               $1.46         $0.85       ($0.08)
Extraordinary loss                                                         -          (0.06)          -
                                                                    -----------   -----------   ---------
    Diluted net income (loss) per share                                 $1.46         $0.79       ($0.08)
                                                                    ===========   ===========   =========

------------
(a) These options/warrants were not considered common stock equivalent shares because the exercise price exceeded the market price of the common stock for all or substantially all of the period.
(b) Common stock equivalents have not been included because the effect would be anti-dilutive.

                                                                      EXHIBIT 21

                  AMES DEPARTMENT STORES, INC. AND SUBSIDIARIES
                         Subsidiaries of the Registrant


     As of January 31, 1998, the subsidiaries of the Company were as follows:


        Name                                              State of Incorporation
----------------------                                    ----------------------
Ames Transportation Systems, Inc..........................       Delaware

Ames Realty II, Inc.......................................       Delaware

Ames FS, Inc..............................................       Delaware

   AMD, Inc. a subsidiary of Ames FS, Inc.................       Delaware

      Zayre New England Corp. * a subsidiary of AMD, Inc..       Delaware

      Zayre Central Corp.* a subsidiary of AMD, Inc.......       Delaware


              *Holds a 50% interest in Ames Stores, a partnership.




     As of February 1, 1998, the subsidiaries of the Company were restructured as follows:


        Name                                              State of Incorporation
----------------------                                    ----------------------
Ames Transportation Systems, Inc..........................       Delaware

Ames Realty II, Inc.......................................       Delaware

Ames FS, Inc..............................................       Delaware

     AMD, Inc. a subsidiary of Ames FS, Inc...............       Delaware

        Zayre Central Corp. a subsidiary of AMD, Inc......       Delaware