Form 10-Q
period 1998-05-02
AMES DEPARTMENT STORES INC
filed 1998-06-03
CIK 6071

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q




[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended     May 2, 1998
                               ----------------------


[   ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
           EXCHANGE ACT OF 1934

For the transition period from                      to
                               --------------------    -------------------


                          AMES DEPARTMENT STORES, INC.
             (Exact name of registrant as specified in its charter)


            Delaware                              04-2269444
(State or other jurisdiction of      (I.R.S. Employer Identification Number)
 incorporation or organization)


2418 Main Street, Rocky Hill, Connecticut                    06067
(Address of principal executive offices)                   (Zip Code)


Registrant's telephone number including area code:      (860) 257-2000





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



     22,800,249 shares of Common Stock were outstanding on May 15, 1998.


                            Exhibit Index on page 11

                        Page 1 of 13 (including exhibits)

                  AMES DEPARTMENT STORES, INC. AND SUBSIDIARIES

                                    FORM 10-Q

                        FOR THE QUARTER ENDED MAY 2, 1998




                                    I N D E X




                                                                      Page

Part I:         Financial Information

                Consolidated Condensed Statements of Operations         3
                    for the Thirteen Weeks ended May 2, 1998 and
                    April 26, 1997

                Consolidated Condensed Balance Sheets as of             4
                    May 2, 1998, January 31, 1998, and April 26,
                    1997

                Consolidated  Condensed  Statements  of  Cash  Flows    5
                    for  the Thirteen Weeks ended May 2, 1998 and
                    April 26, 1997

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

                                     PART I
                              FINANCIAL INFORMATION

                  AMES DEPARTMENT STORES, INC. AND SUSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                    (In Thousands, Except Per Share Amounts)
                                   (Unaudited)

                                                             For the Thirteen
                                                               Weeks Ended
                                                         -----------------------
                                                           May 2,      April 26,
                                                            1998         1997
                                                         ----------   ----------
TOTAL SALES                                               $518,223     $448,575
 Less: Leased department sales                              19,175       15,974
                                                         ----------   ----------
NET SALES                                                  499,048      432,601
COSTS, EXPENSES AND (INCOME):
 Cost of merchandise sold                                  360,614      313,617
 Selling, general and administrative expenses              143,632      128,885
 Leased department and other operating income               (6,186)      (4,687)
 Depreciation and amortization expense                       3,816        2,923
 Amortization of the excess of revalued net assets
  over equity under fresh-start reporting                   (1,538)      (1,538)
 Interest and debt expense, net                              2,054        2,392
                                                         ----------   ----------
INCOME (LOSS) BEFORE INCOME TAXES                           (3,344)      (8,991)
 Income tax benefit                                          1,226        3,061
                                                         ----------   ----------
NET INCOME (LOSS)                                          ($2,118)     ($5,930)
                                                         ==========   ==========


Weighted average number of common shares outstanding        22,640       20,912
                                                         ==========   ==========

NET INCOME (LOSS) PER SHARE                                 ($0.09)      ($0.28)
                                                         ==========   ==========





       (The accompanying notes are an integral part of these consolidated condensed financial statements.)

                            AMES DEPARTMENT STORES, INC. AND SUBSIDIARIES
                                CONSOLIDATED CONDENSED BALANCE SHEETS
                                            (In Thousands)
                                              (Unaudited)
                                                                   May 2,    January 31,  April 26,
                                                                    1998        1998        1997
                      ASSETS                                    ------------------------------------
Current Assets:
 Cash and short-term investments                                  $22,348     $57,828     $17,214
 Receivables                                                       26,713      18,922      26,228
 Merchandise inventories                                          499,911     423,836     461,796
 Prepaid expenses and other current assets                         15,069      12,060      14,259
                                                                ------------------------------------
       Total current assets                                       564,041     512,646     519,497
                                                                ------------------------------------
Fixed Assets                                                      141,887     128,790     103,451
 Less - Accumulated depreciation and amortization                 (49,065)    (45,457)    (34,931)
                                                                ------------------------------------
       Net fixed assets                                            92,822      83,333      68,520
                                                                ------------------------------------
Other assets and deferred charges                                  13,675      14,063       7,271
                                                                ------------------------------------
                                                                 $670,538    $610,042    $595,288
                                                                ====================================
               LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
 Accounts payable:
    Trade                                                        $182,258    $180,971    $154,153
    Other                                                          50,782      42,185      47,109
                                                               ------------------------------------
       Total accounts payable                                     233,040     223,156     201,262
 Note payable - revolver                                           54,256        -         73,107
 Current portion of long-term debt and capital lease obligations   12,306       4,177       8,182
 Self-insurance reserves                                           30,886      31,657      33,507
 Accrued expenses and other current liabilities                    69,870      73,437      61,659
 Store closing reserves                                            10,946      12,050      19,560
                                                               ------------------------------------
       Total current liabilities                                  411,304     344,477     397,277

Long-term debt                                                       -          9,340       9,192
Capital lease obligations                                          29,823      26,393      26,347
Other long-term liabilities                                        13,425      10,943       7,366

Unfavorable lease liability                                        14,975      15,333      16,668
Excess of revalued net assets over equity under fresh-start
  reporting                                                        28,636      30,174      34,789

Stockholders' Equity:
 Common stock                                                         227         225         213
 Additional paid-in capital                                       120,080     118,971      89,726
 Retained earnings                                                 52,068      54,186      13,710
                                                               ------------------------------------
       Total stockholders' equity                                 172,375     173,382     103,649
                                                               ------------------------------------
                                                                 $670,538    $610,042    $595,288
                                                               ====================================

  (The accompanying notes are an integral part of these consolidated condensed financial statements.)

                    AMES DEPARTMENT STORES, INC. AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                    (In Thousands)
                                      (Unaudited)
                                                              For the Thirteen
                                                                 Weeks Ended
                                                           ---------------------
                                                             May 2,    April 26,
                                                              1998       1997
                                                           ---------- ----------
Cash flows from operating activities:
 Net income (loss)                                           ($2,118)   ($5,930)
 Adjustments to reconcile net loss to net cash
     used for operating activities:
 Income tax benefit                                           (1,226)    (3,061)
 Depreciation and amortization of fixed and other assets       3,999      3,064
 Amortization of the excess of revalued net assets
     over equity                                              (1,538)    (1,538)
 Increase in accounts receivable                              (7,791)    (7,157)
 Increase in merchandise inventories                         (76,075)   (70,720)
 Increase in accounts payable                                  9,884     12,345
 Decrease in accrued expenses and other current liabilities   (3,684)    (5,367)
 Decrease in other working capital and other, net                629        717
                                                           ---------- ----------
Cash used for operations before store closing items          (77,920)   (77,647)
Payments of store closing costs                                 (710)    (3,980)
                                                           ---------- ----------
Net cash used for operating activities                       (78,630)   (81,627)
                                                           ---------- ----------
Cash flows from investing activities:
 Purchases of fixed assets                                    (8,957)    (8,806)
 Purchase of leases                                              -       (2,826)
                                                           ---------- ----------
Net cash used for investing activities                        (8,957)   (11,632)
                                                           ---------- ----------
Cash flows from financing activities:
 Payments of debt and capital lease obligations               (2,606)   (10,146)
 Short-term borrowings under the revolver, net                54,256     73,107
 Proceeds from the exercise of options and warrants              457      1,393
                                                           ---------- ----------
Net cash provided by financing activities                     52,107     64,354
                                                           ---------- ----------
Decrease in cash and short-term investments                  (35,480)   (28,905)
Cash and short-term investments, beginning of period          57,828     46,119
                                                           ---------- ----------
Cash and short-term investments, end of period               $22,348    $17,214
                                                           ========== ==========
Supplemental  disclosures of cash flow information:
  Cash paid during the period for:
    Interest and debt fees not capitalized                    $1,661     $1,987
    Income taxes                                                  10          2


  (The accompanying notes are an integral part of these consolidated condensed financial statements.)

                  AMES DEPARTMENT STORES, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)


1.     Basis of Presentation:

              In  the  opinion  of  management,   the   accompanying   unaudited
       consolidated condensed financial statements of Ames Department Stores, Inc. (a Delaware Corporation) and subsidiaries (collectively "Ames" or the "Company") contain all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of such financial statements for the interim periods. Due to the seasonality of the Company's operations, the results of its operations for the interim period ended May 2, 1998 may not be indicative of total results for the full year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations promulgated by the Securities and Exchange Commission (the "SEC"). Certain prior year amounts have been reclassified to conform to the presentation used for the current year. The consolidated condensed balance sheet at January 31, 1998 was obtained from audited financial statements previously filed with the SEC in the Company's latest Form 10-K. The accompanying unaudited consolidated condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's latest Form 10-K.

2.     Net Income (loss) Per Common Share:

              Net income (loss) per share was determined using the weighted average number of common shares outstanding. 188,135 warrants were converted and 61,760 options were exercised during the quarter ended May 2, 1998. During the quarter ended April 26, 1997, 646,581 warrants were converted and 158,750 options were exercised. Common stock equivalents were excluded for the thirteen weeks ended May 2, 1998 and April 26, 1997, as their inclusion would have reduced the reported loss per share and, therefore, diluted net income (loss) per share was equal to basic net income (loss) per share for both periods presented.

3.     Inventories:

              Inventories are valued at the lower of cost or market. Effective October 25, 1997, the Company changed from the retail last-in, first-out
       (LIFO) method of accounting for  inventories  to the first-in,  first-out
       (FIFO) method and restated all prior periods for the change. The change had no impact on the historical results of operations of the Company.

4.     Debt:

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

              The Credit Agreement is in effect until June 30, 2000, is secured by substantially all of the assets of the Company, and requires the Company to meet certain financial covenants. In addition, each year outstanding borrowings under the Credit Agreement may not exceed any balance due under the term loan portion plus up to $20 million in revolver loans for a consecutive 30-day period between November 15th and February 15th of the following year. The Company is in compliance with the financial covenants through the quarter ended May 2, 1998.

              As of May 2, 1998, borrowings of $54.3 million were outstanding under the Credit Agreement. In addition, $21.0 and $5.9 million of standby and trade letters of credit, respectively, were outstanding under the Credit Agreement. The weighted average interest rate on the borrowings for the thirteen weeks ended May 2, 1998 was 8.2%. The peak borrowing level through May 2, 1998 was $54.3 million.

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

 5.    Stock Options:

              The Company has granted stock options under two stock option plans, the 1994 Management Stock Plan and the 1994 Non-Employee Directors Stock Option Plan. The Company accounts for these plans under APB Opinion No. 25, under which no compensation cost has been recognized. The impact of applying SFAS Statement No. 123 to the Company's net income and loss per share would have been immaterial for all periods presented.

              A third plan, the 1998 Management Stock Incentive Plan, was subject to shareholder approval at the Annual Meeting of Stockholders held May 27, 1998. For further description of the above, reference can be made to the Company's definitive proxy statement as filed on April 8, 1998. The results of the stockholder vote will be reported in the Quarterly Report for the Company's fiscal quarter ending August 1, 1998.

 6.    Income Taxes:

              The Company's estimated annual effective income tax rate for each year was applied to the income (loss) before income taxes for the thirteen weeks ended May 2, 1998 and April 26, 1997 to compute a non-cash income tax benefit. The income tax benefit is included in other current assets in the accompanying balance sheet as of May 2, 1998 and April 26, 1997.

 7.    Litigation:

              Reference can be made to the latest Form 10-K (Note 12 to the Consolidated Financial Statements) for various litigation involving the Company, for which there were no material changes since the filing date of the Form 10-K.

                  AMES DEPARTMENT STORES, INC. AND SUBSIDIARIES
                        FISCAL QUARTER ENDED MAY 2, 1998
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS



Results of Operations
----------------------
  The following table sets forth the number of stores in operation as of the dates indicated:

                                           Number of Stores in Operation
                                   ---------------------------------------------
                                     May 2,        January 31,        April 26,
                                      1998            1998               1997
                                   ---------       -----------       -----------
                                      298              298               294


  The following discussion and analysis is based on the results of operations for the thirteen weeks ended May 2, 1998 and April 26, 1997. During the quarter ended May 2, 1998, two (2) stores were opened and two (2) stores were closed. During the quarter ended April 26, 1997, four (4) stores were opened, twelve
(12) stores were closed and the Company determined that it would not re-open a store previously closed as a result of flooding.


  The following table sets forth the operating results expressed as a percentage of net sales for the periods indicated:


                                                         Thirteen
                                                        Weeks Ended
                                                     ------------------
                                                      May 2,   April 26,
                                                       1998      1997
                                                     -------   --------
  Net sales                                           100.0 %    100.0 %
  Cost of merchandise sold                             72.3       72.5
                                                     -------    -------
     Gross margin                                      27.7       27.5
  Expenses and (income):
  Selling, general and administrative expenses         28.8       29.8
  Leased department and other operating income         (1.2)      (1.1)
  Depreciation and amortization expense                 0.7        0.7
  Amortization of the excess of revalued net
     assets over equity under fresh-start reporting    (0.3)      (0.4)
  Interest and debt expense, net                        0.4        0.6
                                                     -------    -------
  Income (loss) before income taxes                    (0.7)      (2.1)
  Income tax benefit                                    0.3        0.7
                                                     -------    -------
  Net income (loss)                                    (0.4) %    (1.4) %
                                                     =======    =======

       Net sales for the thirteen weeks ended May 2, 1998 increased $66.4 million or 15.4% from the prior-year's first quarter and comparable-store sales increased 12.9%. These sales increases were attributable, in part, to unseasonably warm weather and a successful 40th Anniversary promotion in March, 1998.

       Gross margin for the first quarter increased $19.5 million, or 0.2% as a percentage of net sales. The improvement in first quarter gross margin rate was primarily attributable to lower markdowns.

       Selling, general and administrative expenses for the first quarter increased $14.7 million, but decreased 1.0% as a percentage of net sales. The Company experienced percentage reductions in store and advertising expenses partially offset by an increase in compensation related expenses during the quarter.

       Depreciation and amortization expense increased by $0.9 million, but remained unchanged as a percentage of net sales, in the thirteen weeks ended May 2, 1998, compared to the same prior-year period. The adoption of fresh-start reporting as of December 26, 1992 resulted in the write-off of all of the Company's non-current assets at that date, and therefore depreciation and amortization expense results only from capital additions after that date.

       The amortization of the excess of revalued net assets over equity under fresh-start reporting remained the same in the current periods presented as compared to the prior year. The Company is amortizing this amount over a ten-year period.

       Interest and debt expense, net of interest income, declined by $0.3 million, or 0.2% as a percentage of net sales, in the thirteen weeks ended May 2, 1998. This decrease was due primarily to a reduction in short-term interest expense as a result of lower average outstanding balances under the Credit Agreement (from $34.1 to $18.4 million during the thirteen-week period).

       The Company's estimated annual effective income tax rate for each year was applied to the loss before income taxes for each period to compute a non-cash income tax benefit. The income tax benefits are included in other current assets in the balance sheet as of May 2, 1998 and April 26, 1997.

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

       The Credit Agreement is in effect until June 30, 2000. The Company was in compliance with the financial covenants of the Credit Agreement through the quarter ended May 2, 1998. Reference can be made to Note 4 of this Quarterly Report and the latest Form 10-K for further descriptions of the Credit Agreement.

       Merchandise inventories, increased $38.1 million from April 26, 1997 to May 2, 1998 due to planned increases and special buy opportunities available in connection with the 40th Anniversary promotion. The increase in inventories of $76.1 million from January 31, 1998 to May 2, 1998 was principally the result of a normal seasonal build-up of inventories and the special buy opportunities referenced above.

       Trade accounts payable increased $28.1 million from April 26, 1997 to May 2, 1998 primarily due to the merchandise inventory increases referenced above. The increase of $1.3 million from January 31, 1998 to May 2, 1998 was principally the result of seasonal build-up of merchandise inventories referenced above, partially offset by seasonal dating in effect as of January 31, 1998.

       Capital expenditures for the thirteen weeks ended May 2, 1998 totaled $9.0 million and for the balance of the year are estimated to be approximately $76 million. The Company adjusts its plans for making such expenditures depending on the amount of internally generated funds.

       The net operating loss carryovers remaining after fiscal year 1997, subject to any limitations pursuant to Internal Revenue Code Sec. 382, should offset income on which taxes would otherwise be payable in future years.

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


Item 4.        Submission of Matters to a Vote of Security Holders
               ---------------------------------------------------

                      On April 13, 1998, the Company sent a notice of the annual meeting and a proxy statement to its stockholders. The notice of meeting announced that the Annual Meeting of Stockholders would be held Wednesday, May 27, 1998, to consider and act upon the following matters: (a) the election of seven (7) directors for a term of one year or until their successor(s) have been elected and qualified; (b) the ratification and approval of the appointment of Arthur Andersen LLP as independent certified public accountants and auditors for the Company for the fiscal year ending January 30, 1999; (c) the approval of the Ames Department Stores, Inc. 1998 Management Stock Incentive Plan, as described in the Company's Proxy Statement filed April 8, 1998;
               (d) the approval of an amendment to the Ames Department Stores, Inc. 1994 Non-Employee Directors Stock Option Plan to increase the number of shares included in each option grant; and (e) the transaction of such other business as may properly come before the meeting or any adjournment(s) thereof.

                      The  results  of  the  meeting  will  be  reported  in the
               Quarterly Report for the Company's fiscal quarter ending August 1, 1998.


Item 6.        Exhibits and Reports on Form 8-K
               --------------------------------

    (a)   Index to Exhibits

               Exhibit No.              Exhibit                         Page No.
               -----------              -------                         --------

                   11          Schedule of computation of basic            13
                               and diluted net income (loss) per
                               share


    (b)   Reports on Form 8-K:


               The following report on Form 8-K was filed with the Securities and Exchange Commission during the first quarter:


     Date of Report   Date of Filing   Item #             Description
     --------------   --------------   ------    -----------------------------
     April 9, 1998    April 9, 1998       5      Disclosure of the Employment
                                                 Agreement dated April 1, 1998
                                                 between Ames Department Stores,
                                                 Inc. and Rolando de Aguiar.

                                   SIGNATURES





        Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                            AMES DEPARTMENT STORES, INC.
                                                   (Registrant)




     Dated:     June 2, 1998              /s/ Joseph R. Ettore
                                          --------------------------------------
                                          Joseph R. Ettore, President, Director,
                                          and Chief Executive Officer






     Dated:     June 2, 1998              /s/ Rolando de Aguiar
                                          --------------------------------------
                                          Rolando de Aguiar, Executive Vice
                                          President and Chief Financial Officer






     Dated:     June 2, 1998              /s/ Gregory D. Lambert
                                          --------------------------------------
                                          Gregory D. Lambert
                                          Senior Vice President - Finance

                                                                                                                  Exhibit 11

                                         AMES DEPARTMENT STORES, INC. AND SUBSIDIARIES
                                SCHEDULE OF COMPUTATION OF BASIC AND DILUTED EARNINGS PER SHARE
                                        (Amounts in thousands except per share amounts)


                                                                                                 For the Thirteen
                                                                                                    Weeks Ended
                                                                                         -----------------------------------
                                                                                             May 2,              April 26,
                                                                                              1998                 1997
                                                                                         --------------       --------------
       Net income (loss)                                                                     ($2,118)             ($5,930)
                                                                                         ==============       ==============





       For Basic Net Income (Loss) Per Share

          Weighted average number of common shares
                 outstanding during the period                                               22,640               20,912
                                                                                         ==============       ==============

               Basic net income (loss) per share                                             ($0.09)              ($0.28)
                                                                                         ==============       ==============




       For Diluted Net Income (Loss) Per Share

          Weighted average number of common shares
                 outstanding during the period                                               22,640               20,912

          Add:   Common stock equivalent shares represented by
                               - Series B Warrants                                             (a)                  (a)
                               - Series C Warrants                                             (a)                  (a)
                               - Options under 1994 Management Stock Option Plan               (a)                  (a)
                               - Options under 1994 Non-Employee Directors
                                       Stock Option Plan                                       (a)                  (a)

                                                                                         --------------       --------------
          Weighted average number of common and common equivalent
                 shares used in the calculation of diluted earnings per share                22,640               20,912
                                                                                         ==============       ==============

               Diluted net income (loss) per share                                           ($0.09)              ($0.28)
                                                                                         ==============       ==============



             (a) Common stock equivalents have not been included because the effect would be anti-dilutive.