Form 10-Q
period 1998-08-01
AMES DEPARTMENT STORES INC
filed 1998-09-02
CIK 6071

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549


                                 FORM 10-Q




[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended  August 1, 1998
                               ----------------

[   ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE  SECURITIES
           EXCHANGE ACT OF 1934

For the transition period from                  to
                               ----------------    ---------------

                          AMES DEPARTMENT STORES, INC.
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)


           Delaware                                    04-2269444
-------------------------------          ---------------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
 incorporation or organization)


    2418 Main Street, Rocky Hill, Connecticut                        06067
    -----------------------------------------                      ----------
    (Address of principal executive offices)                       (Zip Code)


Registrant's telephone number including area code:  (860) 257-2000
                                                    --------------



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



   23,113,071  shares of Common Stock were  outstanding on August 14, 1998.


                         Exhibit Index on page 13

                    Page 1 of 15 (including exhibits)

                  AMES DEPARTMENT STORES, INC. AND SUBSIDIARIES

                                    FORM 10-Q

                      FOR THE QUARTER ENDED AUGUST 1, 1998




                                    I N D E X




                                                                         Page
                                                                         ----
Part I:   Financial Information

             Consolidated  Condensed  Statements  of  Operations           3
                for the Thirteen and Twenty-six Weeks ended
                August 1, 1998 and July
                26, 1997

             Consolidated Condensed Balance Sheets as of                   4
                August 1, 1998, January 31, 1998, and July 26,
                1997

             Consolidated Condensed Statements of Cash Flows               5
                for the Thirteen and Twenty-six Weeks ended
                August 1, 1998 and July 26, 1997

             Notes to Consolidated Condensed Financial Statements          6

             Management's Discussion and Analysis of Financial             9
                Condition and Results of Operations


Part II:  Other Information

             Submission of Matters to a Vote of Security Holders          12

             Exhibits and Reports on Form 8-K                             13

                                                    PART I
                                             FINANCIAL INFORMATION


                                 AMES DEPARTMENT STORES, INC. AND SUBSIDIARIES
                                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (In Thousands, Except Per Share Amounts)
                                                  (Unaudited)




                                                             For the Thirteen             For the Twenty-six
                                                               Weeks Ended                   Weeks Ended
                                                          -----------------------      -------------------------
                                                           August 1,    July 26,         August 1,     July 26,
                                                             1998         1997             1998          1997
                                                          ----------   ----------      ------------   ----------
TOTAL SALES                                                $562,736     $530,059        $1,080,959     $978,634
Less: Leased department sales                                26,439       26,492            45,614       42,466
                                                          ----------   ----------      ------------   ----------
NET SALES                                                   536,297      503,567         1,035,345      936,168

COSTS, EXPENSES AND (INCOME):
Cost of merchandise sold                                    379,461      356,704           740,071      670,462
Selling, general and administrative expenses                145,103      137,190           288,739      265,934
Leased department and other operating income                 (7,489)      (6,446)          (13,675)     (11,133)
Depreciation and amortization expense                         4,153        3,264             7,969        6,187
Amortization of the excess of revalued net assets
    over equity under fresh-start reporting                  (1,539)      (1,539)           (3,077)      (3,077)
Interest and debt expense, net                                3,192        3,208             5,246        5,600
                                                          ------------------------------------------------------

INCOME BEFORE INCOME TAXES                                   13,416       11,186            10,072        2,195
Income tax provision                                         (5,011)      (3,808)           (3,785)        (747)
                                                           ----------   ----------      ------------   ----------

NET INCOME                                                   $8,405       $7,378            $6,287       $1,448
                                                           ==========   ==========      ============   ==========




BASIC NET INCOME PER COMMON SHARE

    Net income                                                $0.37        $0.34             $0.28        $0.07
                                                          ==========   ==========      ============   ==========
    Weighted average number of common shares outstanding     22,950       21,486            22,800       21,188
                                                          ==========   ==========      ============   ==========

DILUTED NET INCOME PER COMMON SHARE

    Net income                                                $0.35        $0.31             $0.26        $0.06
                                                          ==========   ==========      ============   ==========
    Weighted average common and common equivalent shares     24,272       23,455            24,171       23,354
                                                          ==========   ==========      ============   ==========




      (The accompanying notes are an integral part of these consolidated condensed financial statements.)

                  AMES DEPARTMENT STORES, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                 (In Thousands)
                                   (Unaudited)

                                                                August 1,          January 31,          July 26,
                                                                  1998                1998                1997
                                     ASSETS                    -----------         -----------         ----------
Current Assets:
   Cash and short-term investments                                $20,859             $57,828            $17,548
   Receivables                                                     22,662              18,922             26,386
   Merchandise inventories                                        502,157             423,836            443,827
   Prepaid expenses and other current assets                       13,089              12,060             15,167
                                                               -----------         -----------         ----------
         Total current assets                                     558,767             512,646            502,928
                                                               -----------         -----------         ----------

Fixed Assets                                                      165,692             128,790            114,147
   Less - Accumulated depreciation and amortization               (53,283)            (45,457)           (38,168)
                                                               -----------         -----------         ----------
         Net fixed assets                                         112,409              83,333             75,979
                                                               -----------         -----------         ----------

Other assets and deferred charges                                  13,306              14,063              8,264
                                                               -----------         -----------         ----------
                                                                 $684,482            $610,042           $587,171
                                                               ===========         ===========         ==========
                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Accounts payable:
     Trade                                                       $176,147            $180,971           $153,403
     Other                                                         43,060              42,185             45,884
                                                               -----------         -----------         ----------
         Total accounts payable                                   219,207             223,156            199,287
Note payable - revolver                                            70,525                -                65,302
Current portion of long-term debt and capital lease obligations     4,638               4,177              7,426
Self-insurance reserves                                            30,187              31,657             32,647
Accrued expenses and other current liabilities                     74,581              73,437             59,753
Store closing reserves                                             10,301              12,050             19,007
                                                                ----------         -----------         ----------
         Total current liabilities                                409,439             344,477            383,422

Long-term debt                                                       -                  9,340              9,251
Capital lease obligations                                          37,378              26,393             24,731
Other long-term liabilities                                         8,774              10,943              7,461

Unfavorable lease liability                                        14,618              15,333             16,048
Excess of revalued net assets over equity under
    fresh-start reporting                                          27,097              30,174             33,250

Stockholders' Equity:
   Common stock                                                       233                 225                218
   Additional paid-in capital                                     126,470             118,971             91,702
   Retained earnings                                               60,473              54,186             21,088
                                                                ----------         -----------         ----------
         Total Stockholders' Equity                               187,176             173,382            113,008
                                                                ----------         -----------         ----------
                                                                 $684,482            $610,042           $587,171
                                                                ==========         ===========         ==========

              (The accompanying notes are an integral part of these
                 consolidated condensed financial statements.)

                  AMES DEPARTMENT STORES, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (In Thousands)
                                   (Unaudited)

                                                                                     For the Twenty-six
                                                                                         Weeks Ended
                                                                            --------------------------------------
                                                                                 August 1,            July 26,
                                                                                   1998                 1997
                                                                            -----------------    -----------------
Cash flows from operating activities:
   Net income                                                                     $6,287               $1,448
   Adjustments to reconcile net income to net cash
       used for operating activities:
   Income tax provision                                                            3,785                   747
   Depreciation and amortization of fixed and other assets                         8,368                 6,476
   Amortization of the excess of revalued net assets over equity                  (3,077)               (3,077)
   Increase in accounts receivable                                                (3,740)               (7,315)
   Increase in merchandise inventories                                           (78,321)              (52,751)
   Increase (decrease) in accounts payable                                        (3,949)               10,370
   Decrease in accrued expenses and other current liabilities                       (326)               (8,132)
   Decrease in other working capital and other, net                               (3,270)               (3,210)
                                                                            -----------------    -----------------
Cash used for operations before store closing items                              (74,243)              (55,444)
Payments of store closing costs                                                   (1,355)               (5,899)
                                                                            -----------------    -----------------
Net cash used for operating activities                                           (75,598)              (61,343)
                                                                            -----------------    -----------------
Cash flows from investing activities:
   Purchases of fixed assets                                                     (22,615)              (19,256)
   Purchase of leases                                                                -                  (4,148)
                                                                            -----------------    -----------------
Net cash used for investing activities                                           (22,615)              (23,404)
                                                                            -----------------    -----------------
Cash flows from financing activities:
   Payments of debt and capital lease obligations                                (13,003)              (11,753)
   Short-term borrowings under the revolver, net                                  70,525                65,302
   Proceeds from the excercise of options and warrants                             3,722                 2,627
                                                                            -----------------    -----------------
Net cash provided by financing activities                                         61,244                56,176
                                                                            -----------------    -----------------
Decrease in cash and short-term investments                                      (36,969)              (28,571)
Cash and short-term investments, beginning of period                              57,828                46,119
                                                                            -----------------    -----------------
Cash and short-term investments, end of period                                   $20,859               $17,548
                                                                            =================    =================


Supplemental  disclosures of cash flow information:
   Cash paid during the period for:
      Interest and debt fees not capitalized                                      $4,043                $4,763
      Income taxes                                                                     5                     2





              (The accompanying notes are an integral part of these
                 consolidated condensed financial statements.)

                  AMES DEPARTMENT STORES, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)


1.     Basis of Presentation:
       ----------------------
              In the opinion of management, the accompanying unaudited consolidated condensed financial statements of Ames Department Stores, Inc. (a Delaware Corporation) and subsidiaries (collectively "Ames" or the "Company") contain all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of such financial statements for the interim periods. Due to the seasonality of the Company's operations, the results of its operations for the interim period ended August 1, 1998 may not be indicative of total results for the full year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations promulgated by the Securities and Exchange Commission (the "SEC"). Certain prior year amounts have been reclassified to conform to the presentation used for the current year. The consolidated condensed balance sheet at January 31, 1998 was obtained from audited financial statements previously filed with the SEC in the Company's latest Form 10-K. The accompanying unaudited consolidated condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's latest Form 10-K.

2.     Net Income Per Common Share:
       ----------------------------
              Net income per share was determined using the weighted average number of common shares outstanding. 190,723 warrants were converted and 74,210 options were exercised during the quarter ended August 1, 1998. During the quarter ended July 26, 1997, 139,789 warrants were converted and 254,960 options were exercised.

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

              The Credit Agreement is in effect until June 30, 2000, is secured by substantially all of the assets of the Company, and requires the Company to meet certain financial covenants. In addition, each year outstanding borrowings under the Credit Agreement may not exceed any balance due under the term loan portion plus up to $20 million in revolver loans for a consecutive 30-day period between November 15th and February 15th of the following year. The Company is in compliance with the financial covenants through the quarter ended August 1, 1998.

              As of August 1, 1998, borrowings of $70.5 million were outstanding under the Credit Agreement. In addition, $19.5 and $8.1 million of standby and trade letters of credit, respectively, were outstanding under the Credit Agreement. The weighted average interest rates on the borrowings for the thirteen and twenty-six weeks ended August 1, 1998 were 8.0% and 8.1% respectively. The peak borrowing level through August 1, 1998 was $70.5 million.

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

 5.    Stock Options:
       --------------
              The Company has three stock option plans (the "Option Plans"): the 1994 Management Stock Option Plan, the 1998 Management Stock Incentive Plan and the 1994 Non-Employee Directors Stock Option Plan.

              In October 1995, SFAS No. 123 "Accounting for Stock-Based Compensation" was issued. SFAS No. 123 establishes a fair-value based method of accounting for stock-based compensation; however, it allows entities to continue accounting for employee stock-based compensation under the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees". The Company elected to account for the Option Plans under APB Opinion No. 25, under which no compensation cost has been recognized, and adopt SFAS No. 123 through disclosure.

              If the Company had elected to recognize compensation cost for the Option Plans based on the fair value at the grant dates for awards under those plans, consistent with the method prescribed by SFAS No. 123, net income and net income per diluted common share would have approximated the pro forma amounts indicated below:

                                 For the Thirteen           For the Twenty-six
                                   Weeks Ended                  Weeks Ended
                               ---------------------       ---------------------
                               August 1,    July 26,       August 1,    July 26,
                                 1998         1997           1998         1997
                               ---------------------       ---------------------
       Net Income (in thousands)
         As reported             $8,405      $7,378          $6,287      $1,448
         Pro forma                7,690       7,234           5,441       1,131

       Net Income per common
         share (diluted)
         As reported              $0.35       $0.31           $0.26       $0.06
         Pro forma                 0.32        0.31            0.23        0.05

              The fair value of stock options used to compute the pro forma net income and the net income per common share (diluted) is the estimated present value at grant date using the Black-Scholes option-pricing model with the following weighted average assumptions: no dividend yield, expected option volatilities, a risk-free interest rate equal to U.S. Treasury securities with a maturity equal to the expected life of the option and an expected life from date of grant until option expiration date.

6.     Income Taxes:
       -------------
              The Company's estimated annual effective income tax rate for each year was applied to the income before income taxes for each period to compute a non-cash income tax provision. The income tax provisions are included as additions to paid-in capital on the balance sheet for all periods presented.

 7.    Litigation:
       -----------
              Reference can be made to the latest Form 10-K (Note 12 to the Consolidated Financial Statements) for various litigation involving the Company, for which there were no material changes since the filing date of the Form 10-K, except as follows:

              With regard to the Second Complaint (the Austin matter), on July 15, 1998, the Court approved a class action settlement (the "Settlement") which had been reached by the parties. Notices of the Settlement were sent to all potential class members on August 19, 1998. The Settlement provides that in exchange for a release of all claims against the Company each class member who elects to opt-in to the Settlement will receive a benefit, either cash or discounts on future purchases at an Ames store, based on the number of days worked for the Company during the class period. Individuals who wish to opt-in to the Settlement must sign and return a Consent and Release Form on or before October 3, 1998. The maximum cost of the Settlement to the Company cannot exceed $1.5 million in cash if all participants elect cash or $4.5 million in discounts on purchases if all participants elect discounts. The Company believes it has adequately reserved for the settlement.

              With regard to the Fifth Complaint (the Moschelle matter), pursuant to the terms of the Settlement, the parties will jointly move to dismiss this action without prejudice to the rights of any class member who does not elect to opt-in to the Settlement by the stated deadline.

                        AMES DEPARTMENT STORES, INC. AND SUBSIDIARIES
                             FISCAL QUARTER ENDED AUGUST 1, 1998
                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                                  AND RESULTS OF OPERATIONS

Results of Operations
---------------------

     The following table sets forth the number of stores in operation as of the dates indicated:

                                 Number of Stores in Operation
                               -----------------------------------
                               August 1,   January 31,    July 26,
                                  1998         1998         1997
                               ---------    ---------    ---------

                                  299          298          296


    The following discussion and analysis is based on the results of operations for the thirteen and twenty-six weeks ended August 1, 1998 and July 26, 1997.
During the first half of 1998, three (3) stores were opened and two (2) stores were closed. In the comparable prior-year period, seven (7) stores were opened, thirteen (13) stores were closed and the Company determined that it would not re-open a store previously closed as a result of flooding.

     The following table sets forth the operating results expressed as a percentage of net sales for the periods indicated:

                                                    Thirteen                   Twenty-six
                                                   Weeks Ended                Weeks Ended
                                              ----------------------     -----------------------
                                              August 1,     July 26,     August 1,      July 26,
                                                1998         1997          1998           1997
                                              ---------    ---------     ---------     ---------
Net sales                                        100.0%       100.0%        100.0%        100.0%
Cost of merchandise sold                          70.8         70.8          71.5          71.6
                                              ---------    ---------     ---------     ---------
Gross margin                                      29.2         29.2          28.5          28.4
Expenses and (income):
Selling, general and administrative expenses      27.0         27.3          27.9          28.4
Leased department and other operating income      (1.4)        (1.3)         (1.3)         (1.2)
Depreciation and amortization expense              0.8          0.7           0.7           0.7
Amortization of the excess of revalued net assets
    over equity under fresh-start reporting       (0.3)        (0.3)         (0.3)         (0.3)
Interest and debt expense, net                     0.6          0.6           0.5           0.6
                                              ---------    ---------     ---------     ---------
    Income before income taxes                     2.5          2.2           1.0           0.2
Income tax provision                              (0.9)        (0.7)         (0.4)         (0.1)
                                              ---------    ---------     ---------     ---------
       Net income                                  1.6%         1.5%          0.6%          0.1%
                                              =========    =========     =========     =========


       Net sales for the  thirteen  weeks ended August 1, 1998  increased  $32.7 million or 6.5% from the prior-year's second quarter due primarily to an increase of 4.0% in comparable-store sales and the net addition of three (3) stores. Net sales for the twenty-six weeks ended August 1, 1998 increased $99.2 million or 10.6% as compared to the same prior-year period. Comparable-store sales increased by 8.1% for the first twenty-six weeks.

       Gross margin for the second quarter increased $10.0 million, but remained unchanged as a percentage of net sales, as compared with the quarter ended July 26, 1997. Gross margin for the twenty-six weeks ended August 1, 1998 increased $29.6 million, or 0.1% as a percentage of net sales compared to the same prior-year period. The improvement in year-to-date gross margin rates was primarily attributable to lower markdowns.

       Selling, general and administrative expenses for the thirteen weeks ended August 1, 1998 increased $7.9 million, but decreased 0.3% from the prior-year's second quarter due primarily to favorable performance in advertising and lower compensation related expenses. For the twenty-six week period, selling, general and administrative expenses increased $22.8 million, but decreased 0.5% as a percentage of net sales as compared to the same prior-year period due to favorable performances in store and advertising expenses.

       Depreciation and amortization expense increased by $0.9 million or 0.1% as a percentage of net sales, in the thirteen weeks ended August 1, 1998, compared to the same prior-year period. For the twenty-six weeks ended August 1, 1998, depreciation and amortization increased $1.8 million, but remained unchanged as a percentage of net sales, compared with the same prior-year period. The adoption of fresh-start reporting as of December 26, 1992 resulted in the write-off of all of the Company's non-current assets at that date, and therefore depreciation and amortization expense results only from capital additions after that date.

       The amortization of the excess of revalued net assets over equity under fresh-start reporting remained the same in the current periods presented as compared to the prior year. The Company is amortizing this amount over a ten-year period.

       Interest and debt expense, net of interest income, was essentially flat in the thirteen weeks ended August 1, 1998 as compared to the period ended July 26, 1997. For the twenty-six weeks ended August 1, 1998, interest and debt expense decreased $0.4 million or 0.1% as a percentage of net sales, compared with the same prior-year period. This decrease was due primarily to a reduction in short-term interest expense as a result of lower average outstanding balances under the Credit Agreement (from $55.6 to $36.4 million during the twenty-six week period) partially offset by increased capital lease interest expense.

       The Company's estimated annual effective income tax rate for each year was applied to the income before income taxes for each period to compute a non-cash income tax provision. The income tax provisions are included as additions to paid-in capital on the balance sheet for all periods presented.

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

       The Credit Agreement is in effect until June 30, 2000. The Company was in compliance with the financial covenants of the Credit Agreement through the quarter ended August 1, 1998. Reference can be made to Note 4 of this Quarterly Report and the latest Form 10-K for further descriptions of the Credit Agreement.

       Merchandise inventories, increased $58.3 million from July 26, 1997 to August 1, 1998 due primarily to planned increases. The increase in inventories of $78.3 million from January 31, 1998 to August 1, 1998 was principally the result of a normal seasonal build-up of inventories and planned increases.

       Trade accounts payable increased $22.7 million from July 26, 1997 to August 1, 1998 primarily due to planned merchandise inventory increases. The decrease of $4.8 million from January 31, 1998 to August 1, 1998 was principally the result of the seasonal dating in effect as of January 31, 1998.

       Capital expenditures totaled $37.5 million (including $14.9 million in capital leases for store automation (POS) systems) for the twenty-six weeks ended August 1, 1998 and for the balance of the year are estimated to be approximately $47 million. The Company adjusts its plans for making such expenditures depending on the amount of internally generated funds.

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

Accounting Pronouncements
-------------------------
    In April 1998, the Accounting Standards Executive Committee (AcSEC) issued Statement of Position (SOP) 98-5, "Reporting on the Costs of Start-Up Activities". The SOP is effective for fiscal years beginning after December 15, 1998 although earlier adoption is permitted. The SOP will require that the costs of start-up activities be expensed as incurred. The Company currently expenses costs associated with the opening of new stores in the year they are opened. These costs are carried as prepaid expenses prior to the opening of the new stores. The Company expects to adopt this statement as of January 30, 1999 and does not anticipate the adoption will materially affect the Company's results of operations or financial position.

Year 2000
---------
       As previously reported, the Company has initiated a comprehensive program to prepare its computer systems and applications for the year 2000. The assessment phase of the Company's remediation program is complete and the systems development and testing stages are in progress. The Company has spent approximately $2.6 million on its Year 2000 initiatives to date and expects that full implementation of the program will involve an additional $2 to $3 million over the next two years for conversion and testing of systems. These costs include incremental expenses such software, outside consulting and other expenses. Additionally, the Company has allocated systems development staff to Year 2000 initiatives and estimates the non-incremental costs to be $3 to $4 million over the life of the project.

      The Company has formally communicated with all of its vendors and suppliers to determine the extent to which the Company may be vulnerable to those third parties' failure to remediate their own Year 2000 issues. The first phase, which included sending Year 2000 surveys and questionnaires, is complete and the response evaluation phase is currently in progress. The Company has not had sufficient response from vendors to provide an estimate of the potential impact of non-compliance on the part of such vendors. Management is currently developing contingency plans which include, but are not limited to, securing alternative vendors who are Year 2000 compliant, developing manual merchandise ordering processes, and evaluating alternative merchandise assortments. It is too early to determine to what extent, if any, these contingency plans will have to be implemented

       Although the Company expects to be Year 2000 compliant by mid-1999 and does not expect to be materially impacted by the external environment, such future events cannot be known with certainty. Furthermore, the Company's estimates of future remediation costs and completion dates are based on presently available information and may be updated as additional information becomes available.

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


Item 4.        Submission of Matters to a Vote of Security Holders
               ---------------------------------------------------
                      The Annual Meeting of Stockholders was held Wednesday, May
               27, 1998, to consider and act upon the following matters:

               (a) The shareholders elected for one-year terms all persons nominated for directors as set forth in the Company's proxy statement filed April 8, 1998. Each nominee for director was elected as follows:

                                            For                 Withheld
                                         ----------            -----------
                     Francis X. Basile   19,244,965                53,033
                     Paul Buxbaum        19,244,179                53,819
                     Alan Cohen          12,346,191             6,951,807
                     Joseph R. Ettore    19,249,170                48,828
                     Richard M. Felner   19,248,139                49,859
                     Sidney S. Pearlman  19,243,514                54,484
                     Laurie M. Shahon    19,246,807                51,191

               (b) The shareholders ratified and approved the appointment of Arthur Andersen LLP as independent certified public accountants and auditors for the Company for the fiscal year ending January 30, 1999.

                           For                 Withheld              Abstentions
                        ----------             --------              -----------
                        19,238,194              39,525                  20,279

               (c) The shareholders approved the Ames Department Stores, Inc. 1998 Management Stock Incentive Plan, as described in the Company's Proxy Statement filed April 8, 1998.

                           For                Withheld               Abstentions
                        ----------           ----------              -----------
                        14,634,586            1,342,171                 68,525

               (d) The shareholders approved an amendment to the Ames Department Stores, Inc. 1994 Non-Employee Directors Stock Option Plan to increase the number of shares included in each option grant.

                           For                Withheld               Abstentions
                        ----------           ----------              -----------
                        18,311,049             900,659                  84,690


Item 5.        Other Information
               -----------------
               Any notice of a proposal submitted by a stockholder outside of the process of Rule 14a-8 after February 22, 1999 will be considered untimely. Therefore, the proxy solicited on behalf of the Company's Board of Directors will confer discretionary authority to vote on any such proposal properly coming before the 1999 Annual Meeting.

               Stock options granted to many of the Company's senior executives pursuant to the 1994 Management Stock Option Plan will expire in March 1999. The Company anticipates that in the normal course of business some senior executives may sell some shares of Ames Common Stock during the fourth quarter of 1998 and the first quarter of 1999.


Item 6.        Exhibits and Reports on Form 8-K
               --------------------------------

    (a)        Index to Exhibits


               Exhibit No.                Exhibit                       Page No.
               -----------     --------------------------------         --------
                   11          Schedule of computation of basic            15
                                 and diluted earnings per share


    (b)        Reports on Form 8-K:


               The following report on Form 8-K was filed with the Securities and Exchange Commission during the second quarter:


      Date of Report  Date of Filing    Item #             Description
      --------------  --------------    ------   -------------------------------
      June 30, 1998    June 30, 1998       5     Disclosure  of  the  Employment
                                                 Agreement  dated  June 1,  1998
                                                 between Ames Department Stores,
                                                 Inc. and Joseph R. Ettore.

                                   SIGNATURES





        Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                          AMES DEPARTMENT STORES, INC.
                                  (Registrant)




     Dated:     September 1, 1998         /s/ Joseph R. Ettore
                                          Joseph R. Ettore, President, Director,
                                          and Chief Executive Officer






     Dated:     September 1, 1998         /s/ Rolando de Aguiar
                                          Rolando de Aguiar, Executive Vice
                                          President and Chief Financial Officer






     Dated:     September 1, 1998         /s/ Gregory D. Lambert
                                          Gregory D. Lambert
                                          Senior Vice President - Finance

                  AMES DEPARTMENT STORES, INC. AND SUBSIDIARIES
         SCHEDULE OF COMPUTATION OF BASIC AND DILUTED EARNINGS PER SHARE
                 (Amounts in thousands except per share amounts)

                                                                                                                          Exhibit 11

                                                                                     For the Thirteen           For the Twenty-six
                                                                                        Weeks Ended                Weeks Ended
                                                                                  -----------------------    -----------------------
                                                                                   August 1,    July 26,      August 1,     July 26,
                                                                                     1998         1997          1998          1997
                                                                                  ----------   ----------    ----------    ---------
       Net income                                                                   $8,405       $7,378        $6,287        $1,448
                                                                                  ==========   ==========    ==========    =========





       For Basic Net Income Per Share

          Weighted average number of common shares
                outstanding during the period                                       22,950       21,486        22,800        21,188
                                                                                  ==========   ==========    ==========    =========

               Basic net income per share                                            $0.37        $0.34         $0.28         $0.07
                                                                                  ==========   ==========    ==========    =========




       For Diluted Net Income Per Share

          Weighted average number of common shares
                 outstanding during the period                                      22,950       21,486        22,800        21,188

          Add:   Common stock equivalent shares represented by
                 - Series B Warrants                                                   116           67           127            64
                 - Series C Warrants                                                   458        1,082           520         1,240
                 - Options under 1994 Management Stock Option Plan                      68          780            63           823
                 - Options under 1994 Non-Employee Directors
                     Stock Option Plan                                                 680           40           661            39
                                                                                  ----------   ----------    ----------    ---------
          Weighted average number of common and common equivalent
                 shares used in the calculation of diluted net income per share     24,272       23,455        24,171        23,354
                                                                                  ==========   ==========    ==========    =========

               Diluted net income per share                                          $0.35        $0.31         $0.26         $0.06
                                                                                  ==========   ==========    ==========    =========