Form 10-Q
period 1998-10-31
AMES DEPARTMENT STORES INC
filed 1998-12-10
CIK 6071

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q




[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended      October 31, 1998
                               ---------------------------


[   ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE  SECURITIES
           EXCHANGE ACT OF 1934

For the transition period from                      to
                               ---------------------  ------------------------


                          AMES DEPARTMENT STORES, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


             Delaware                              04-2269444
--------------------------------     ---------------------------------------
(State or other jurisdiction of      (I.R.S. Employer Identification Number)
 incorporation or organization)


2418 Main Street, Rocky Hill, Connecticut                    06067
------------------------------------------            ------------------
(Address of principal executive offices)                   (Zip Code)


Registrant's telephone number including area code:      (860) 257-2000
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



   23,156,391 shares of Common Stock were outstanding on November 13, 1998.


                            Exhibit Index on page 14

                        Page 1 of 16 (including exhibits)

                  AMES DEPARTMENT STORES, INC. AND SUBSIDIARIES

                                    FORM 10-Q

                     FOR THE QUARTER ENDED OCTOBER 31, 1998




                                    I N D E X


                                                                          Page

Part I:  Financial Information

         Consolidated Condensed Statements of Operations for the             3
           Thirteen and Thirty-nine Weeks ended October 31, 1998
           and October 25, 1997

         Consolidated Condensed Balance Sheets as of                         4
           October 31, 1998, January 31, 1998, and
           October 25, 1997

         Consolidated Condensed Statements of Cash Flows for the             5
           Thirty-nine Weeks ended October 31, 1998 and
           October 25, 1997

         Notes to Consolidated Condensed Financial Statements                6

         Management's Discussion and Analysis of Financial                  10
           Condition and Results of Operations


Part II: Other Information

         Submission of Matters to a Vote of Security Holders                14

         Exhibits and Reports on Form 8-K                                   14

                                                 PART I
                                          FINANCIAL INFORMATION


                              AMES DEPARTMENT STORES, INC. AND SUBSIDIARIES
                             CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                 (In Thousands, Except Per Share Amounts)
                                               (Unaudited)




                                                             For the Thirteen             For the Thirty-nine
                                                               Weeks Ended                    Weeks Ended
                                                          -----------------------      --------------------------
                                                          October 31,  October 25,      October 31,   October 25,
                                                             1998         1997             1998           1997
                                                          -----------  -----------     ------------   ------------
TOTAL SALES                                                $623,029     $550,235        $1,703,988     $1,528,869
Less: Leased department sales                                23,841       22,662            69,455         65,128
                                                          -----------  -----------     ------------   ------------
NET SALES                                                   599,188      527,573         1,634,533      1,463,741

Cost of merchandise sold                                    436,094      379,492         1,176,165      1,049,954
                                                          -----------  -----------     ------------   ------------
     GROSS PROFIT                                           163,094      148,081           458,368        413,787

Selling, general and administrative expenses                152,525      143,360           441,264        409,294
Leased department and other operating income                 (6,768)      (6,750)          (20,443)       (17,884)
Depreciation and amortization expense                         5,082        3,915            13,051         10,102
Amortization of the excess of revalued net assets
    over equity under fresh-start reporting                  (1,538)      (1,538)           (4,615)        (4,615)
Interest and debt expense, net                                3,847        3,758             9,093          9,359
                                                          -----------  -----------      ------------   ------------

     INCOME BEFORE INCOME TAXES                               9,946        5,336            20,018          7,531

Income tax provision                                         (3,738)      (1,817)           (7,523)        (2,564)
                                                          -----------  -----------      ------------   ------------

NET INCOME                                                   $6,208       $3,519           $12,495         $4,967
                                                          ===========  ===========      ============   ============




BASIC NET INCOME PER COMMON SHARE
    Net income                                               $0.27         $0.16            $0.55         $0.23
                                                          ===========   ===========      ============  ============

    Weighted average number of common shares outstanding     23,087        22,114           22,885        21,510
                                                          ===========   ===========      ============  ============


DILUTED NET INCOME PER COMMON SHARE
    Net income                                               $0.26         $0.15            $0.52         $0.21
                                                          ===========   ===========      ============  ============

    Weighted average common and common equivalent shares     24,145        23,893           24,141        23,545
                                                          ===========   ===========      ============  ============






       (The accompanying notes are an integral part of these consolidated condensed financial statements.)

                          AMES DEPARTMENT STORES, INC. AND SUBSIDIARIES
                              CONSOLIDATED CONDENSED BALANCE SHEETS
                                         (In Thousands)
                                           (Unaudited)


                                                                     October 31,   January 31,   October 25,
                                                                       1998           1998         1997
                                                                    ------------  ------------  ------------
                                                    ASSETS
Current Assets:
     Cash and short-term investments                                   $28,421       $57,828        $18,748
     Receivables                                                        60,655        18,922         43,964
     Merchandise inventories                                           611,216       423,836        585,239
     Prepaid expenses and other current assets                          18,807        12,060         17,685
                                                                    -------------  ------------  ------------
              Total current assets                                     719,099       512,646        665,636

Fixed Assets                                                           191,900       128,790        124,123
     Less - Accumulated depreciation and amortization                  (58,382)      (45,457)       (41,778)
                                                                    -------------  ------------  ------------
              Net fixed assets                                         133,518        83,333         82,345

Other assets and deferred charges                                       12,918        14,063          6,589
                                                                    -------------  ------------  ------------
                                                                      $865,535      $610,042       $754,570
                                                                    =============  ============  ============


                                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
      Accounts payable:
        Trade                                                         $256,130       $180,971      $239,147
        Other                                                           52,436         42,185        44,112
                                                                    ------------   ------------  ------------
              Total accounts payable                                   308,566        223,156       283,259

      Note payable - revolver                                          136,057            -         137,692
      Current portion of long-term debt and capital lease obligations    6,277          4,177         6,617
      Self-insurance reserves                                           32,092         31,657        33,001
      Accrued expenses and other current liabilities                    84,027         73,437        70,616
      Store closing reserves                                             9,781         12,050        11,520
                                                                     ------------  ------------  ------------
              Total current liabilities                                576,800        344,477       542,705

Long-term debt                                                             -            9,340         9,311
Capital lease obligations                                               43,996         26,393        25,992
Other long-term liabilities                                              8,577         10,943         9,422

Unfavorable lease liability                                             14,261         15,333        15,690
Excess of revalued net assets over equity under
   fresh-start reporting                                                25,559         30,174        31,712

Stockholders' Equity:
      Common stock                                                         231            225           223
      Additional paid-in capital                                       130,344        118,971        94,908
      Retained earnings                                                 66,681         54,186        24,607
      Treasury stock, at cost                                             (914)           -             -
                                                                     ------------  ------------  ------------
              Total Stockholders' Equity                               196,342        173,382       119,738
                                                                     ------------  ------------  ------------
                                                                      $865,535       $610,042      $754,570
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

                            AMES DEPARTMENT STORES, INC. AND SUBSIDIARIES
                           CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                          (In Thousands)
                                            (Unaudited)

                                                                                          For the Thirty-nine
                                                                                              Weeks Ended
                                                                                  ------------------------------------
                                                                                   October 31,             October 25,
                                                                                      1998                    1997
                                                                                  ------------            ------------
Cash flows from operating activities:
       Net income                                                                    $12,495                  $4,967
       Adjustments to reconcile net income to net cash
           used for operating activities:
       Income tax provision                                                            7,523                   2,564
       Depreciation and amortization of fixed and other assets                        13,733                  10,553
       Amortization of the excess of revalued net assets over equity                  (4,615)                 (4,615)
       Increase in accounts receivable                                               (41,447)                (24,893)
       Increase in merchandise inventories                                          (187,380)               (194,163)
       Increase in accounts payable                                                   85,410                  94,342
       Increase in accrued expenses and other current liabilities                     11,025                   3,497
       Increase in other working capital and other, net                               (9,292)                 (5,596)
                                                                                   ------------            ------------
Cash used for operations before store closing items                                 (112,548)               (113,344)
Payments of store closing costs                                                       (1,875)                (13,385)
                                                                                   ------------            ------------
Net cash used for operating activities                                              (114,423)               (126,729)
                                                                                   ------------            ------------
Cash flows from investing activities:
       Proceeds from sales of properties and leases                                      -                     1,900
       Purchases of fixed assets                                                     (39,919)                (28,031)
       Purchase of leases                                                                -                    (2,861)
                                                                                   ------------            ------------
Net cash used for investing activities                                               (39,919)                (28,992)
                                                                                   ------------            ------------
Cash flows from financing activities:
       Payments of debt and capital lease obligations                                (14,064)                (13,363)
       Short-term borrowings under the revolver, net                                 136,057                 137,692
       Proceeds from the excercise of options and warrants                             3,856                   4,021
       Purchase of treasury stock                                                       (914)                    -
                                                                                   ------------            ------------
Net cash provided by financing activities                                            124,935                 128,350
                                                                                   ------------            ------------
Decrease in cash and short-term investments                                          (29,407)                (27,371)
Cash and short-term investments, beginning of period                                  57,828                  46,119
                                                                                   ------------            ------------
Cash and short-term investments, end of period                                       $28,421                 $18,748
                                                                                   ============            ============
Supplemental disclosures of cash flow information:
  Cash paid during the period for:
       Interest and debt fees not capitalized                                         $7,029                  $8,333
       Income taxes                                                                      119                       3

           (The accompanying notes are an integral part of these consolidated condensed financial statements.)

                  AMES DEPARTMENT STORES, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)


1.     Basis of Presentation:
       ----------------------
          In the opinion of management, the accompanying unaudited consolidated condensed financial statements of Ames Department Stores, Inc. (a Delaware Corporation) and subsidiaries (collectively "Ames" or the "Company") contain all adjustments (consisting of normal recurring
       adjustments)   necessary  for  a  fair  presentation  of  such  financial statements for the interim periods. Due to the seasonality of the Company's operations, the results of its operations for the interim period ended October 31, 1998 may not be indicative of total results for the full year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations promulgated by the Securities and Exchange Commission (the "SEC"). Certain prior year amounts have been reclassified to conform to the presentation used for the current year. The consolidated condensed balance sheet at January 31, 1998 was obtained from audited financial statements previously filed with the SEC in the Company's latest Form 10-K. The accompanying unaudited consolidated condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's latest Form 10-K.

2.     Net Income Per Common Share:
       ----------------------------
          Net income per share was determined using the weighted average number of common shares outstanding. 29,169 warrants were converted and 21,550 options were exercised during the quarter ended October 31, 1998. During the quarter ended October 25, 1997, 376,949 warrants were converted and 273,650 options were exercised.

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

          The Credit Agreement is in effect until June 30, 2000, is secured by substantially all of the assets of the Company, and requires the Company to meet certain financial covenants. In addition, each year outstanding borrowings under the Credit Agreement may not exceed any balance due under the term loan portion plus up to $20 million in revolver loans for a consecutive 30-day period between November 15th and February 15th of the following year. The Company is in compliance with the financial covenants through the quarter ended October 31, 1998.

          As of October 31, 1998, borrowings of $136.1 million were outstanding under the Credit Agreement. In addition, $19.5 and $2.6 million of standby and trade letters of credit, respectively, were outstanding under the Credit Agreement. The weighted average interest rates on the borrowings for the thirteen and thirty-nine weeks ended October 31, 1998 were 7.3% and 7.6% respectively. The peak borrowing level through October 31, 1998 was $148.3 million.

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

          In October 1995, the Financial Accounting Standards Board issued SFAS No.123 "Accounting for Stock-Based Compensation." SFAS No.123 establishes a fair-value based method of accounting for stock-based compensation; however, it allows entities to continue accounting for employee stock-based compensation under the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." The Company elected to account for the Option Plans under APB Opinion No. 25, under which no compensation cost has been recognized, and adopt SFAS No. 123 through disclosure.

          If the Company had elected to recognize compensation cost for the Option Plans based on the fair value at the grant dates for awards under those plans, consistent with the method prescribed by SFAS No. 123, net income and net income per diluted common share would have approximated the pro forma amounts indicated below:


                                 For the Thirteen        For the Thirty-nine
                                   Weeks Ended               Weeks Ended
                             -----------------------   -----------------------
                             October 31,  October 25,  October 31,  October 25,
                                1998         1997         1998         1997
                             -----------------------   -----------------------
       Net Income (in thousands)
         As reported            $6,208      $3,519       $12,495      $4,967
         Pro forma               5,279       3,363        10,741       4,494

       Net Income per diluted
         common share
         As reported             $0.26       $0.15         $0.52       $0.21
         Pro forma                0.22        0.14          0.44        0.19

          The fair value of stock options used to compute pro forma net income and net income per diluted common share is the estimated present value at grant date using the Black-Scholes option-pricing model with the following weighted average assumptions: no dividend yield, expected option volatilities, a risk-free interest rate equal to U.S. Treasury securities with a maturity equal to the expected life of the option and an expected life from date of grant until option expiration date.

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

          With regard to the Second Complaint (the Austin matter), on July 15, 1998, the Court approved a class action settlement (the "Settlement") which had been reached by the parties. Notices of the Settlement were sent to all potential class members on August 19, 1998. The Settlement provides that in exchange for a release of all claims against the Company each class member who elected to opt-in to the Settlement will receive a benefit, either cash or discounts on future purchases at an Ames store, based on the number of days worked for the Company during the class period. Individuals who wished to opt-in to the Settlement were required to sign and return a Consent and Release Form on or before October 3, 1998. The maximum cost of the Settlement to the Company cannot exceed $1.5 million in cash if all participants elect cash or $4.5 million in discounts on purchases if all participants elect discounts. The Company believes it has adequately reserved for the settlement.

          With regard to the Fifth Complaint (the Moschelle matter), pursuant to the terms of the Settlement, the parties jointly moved to dismiss this action without prejudice to the rights of any class member who did not elect to opt-in to the Settlement by the stated deadline and the court has granted the motion.

 8. Treasury Stock:
    ---------------
          On August 10, 1998, the Company's Board of Directors approved a stock repurchase program and authorized management to purchase up to 1.5 million common shares. During the quarter ended October 31, 1998, the Company acquired 76,481 shares of its common stock. During the course of the quarter, as a consequence of ongoing discussions with Hills Stores Company, the Company was precluded from making further purchases.

 9. Subsequent Event:
    -----------------
          On November 12, 1998, the Company announced that it had signed a definitive agreement pursuant to which the Company, through a wholly-owned subsidiary, HSC Acquisition Corp., would acquire Hills Stores Company ("Hills"). Under the terms of the transaction, the Company has commenced a tender offer for all 11.2 million outstanding shares of Hills' stock, including the Series A convertible preferred stock, (the "Equity"), at a price of $1.50 per share, and a separate tender offer at $550 (including accrued interest and consent fees) per $1,000 principal amount, for Hills' 12 1/2 % Senior Subordinated Notes due 2003 (the "Notes"), of which there is $195 million in the aggregate outstanding. The Company will also share with the holders of the Equity and the Notes a potential recovery in the form of deferred contingent cash rights with regard to litigation initiated by Hills against certain of Hills' former directors. Any potential recovery will be divided as follows: 50% noteholders, 25% equity holders, and 25% Ames.

          The transaction is contingent on each of the following: (i) the tender of at least 60% of the Equity; (ii) the tender of at least 66 2/3% of the Notes; (iii) the consent of at least 66 2/3% of the Notes to the modification or elimination of certain covenants; and (iv) regulatory approval and other customary closing conditions.

          The acquisition, if consummated, will be accounted for under the purchase method of accounting. In connection with the acquisition, the Company has arranged for a new 42 month $650 million revolving credit facility which will be used: (i) to refinance the secured debt outstanding under the Company's and Hills'  existing  credit  facilities;
      (ii) to finance the purchase of the Equity and the Notes; (iii) to finance the  post-acquisition  remodeling and pre-opening  program for the Hills'
       stores; and (iv) to provide for the ongoing working capital needs of the Company subsequent to the acquisition.

                        AMES DEPARTMENT STORES, INC. AND SUBSIDIARIES
                            FISCAL QUARTER ENDED OCTOBER 31, 1998
                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                                  AND RESULTS OF OPERATIONS


Results of Operations
---------------------
     The following  table sets forth the number of stores in operation as of the dates indicated:

                                  Number of Stores in Operation
                              ------------------------------------
                              October 31,  January 31,  October 25,
                                 1998         1998         1997
                              ----------   ----------   ----------

                                  301          298          298


    The following discussion and analysis is based on the results of operations for the thirteen and thirty-nine weeks ended October 31, 1998 and October 25, 1997. During fiscal 1998, six (6) stores were opened, two (2) stores were closed and one (1) store was temporarily closed as a result of a fire. In the comparable prior-year period, nine (9) stores were opened, thirteen (13) stores were closed and the Company determined that it would not re-open a store previously closed as a result of flooding.

     The following table sets forth the operating results expressed as a percentage of net sales for the periods indicated:

                                                    Thirteen                  Thirty-nine
                                                   Weeks Ended                Weeks Ended
                                              -----------------------    ------------------------
                                              October 31,  October 25,   October 31,   October 25,
                                                 1998         1997          1998          1997
                                              ----------   ----------    ----------    ----------
Net sales                                        100.0%       100.0%        100.0%        100.0%
Cost of merchandise sold                          72.8         71.9          72.0          71.7
                                              ----------   ----------    ----------    ----------
Gross margin                                      27.2         28.1          28.0          28.3
Expenses and (income):
Selling, general and administrative expenses      25.5         27.2          27.0          28.0
Leased department and other operating income      (1.1)        (1.3)         (1.3)         (1.2)
Depreciation and amortization expense              0.8          0.8           0.8           0.7
Amortization of the excess of revalued net assets
    over equity under fresh-start reporting       (0.3)        (0.3)         (0.3)         (0.3)
Interest and debt expense, net                     0.6          0.7           0.6           0.6
                                              ----------   ----------    ----------    ----------

       Income before income taxes                  1.7          1.0           1.2           0.5

Income tax provision                              (0.7)        (0.3)         (0.4)         (0.2)
                                              ----------   ----------    ----------    ----------
       Net income                                  1.0%         0.7%          0.8%          0.3%
                                              ==========   ==========    ==========    ==========


          Net sales for the thirteen weeks ended October 31, 1998 increased $71.6 million or 13.6% from the prior-year's third quarter due primarily to an increase of 12.0% in comparable-store sales and the net addition of three (3) stores. Net sales for the thirty-nine weeks ended October 31, 1998 increased $170.8 million or 11.7% as compared to the same prior-year period. Comparable-store sales increased by 9.6% for the first thirty-nine weeks.

          Gross margin increased $15.0 million and $44.6 million for the thirteen and thirty-nine weeks ended October 31, 1998, respectively, as compared to the same prior-year periods. Gross margin rates, as a percentage of net sales, decreased 90 and 30 basis points for the thirteen and thirty-nine weeks ended October 31, 1998, respectively, as compared to the same prior-year periods. Gross margin rates were unfavorably impacted by a higher percentage of sales consisting of lower margin items.

          Selling, general and administrative expenses for the thirteen weeks ended October 31, 1998 increased $9.2 million, but decreased 170 basis points as a percentage of net sales compared to the same prior-year period due primarily to net sales increases. The percentage decrease also reflected a favorable performance in advertising and lower compensation-related expenses partially offset by increases in health insurance and volume-related expenses compared to the same prior-year period. For the thirty-nine week period, selling, general and administrative expenses increased $31.9 million, but decreased 100 basis points as a percentage of net sales as compared to the same prior-year period due primarily to favorable performances in store and advertising expenses.

          Depreciation and amortization expense increased by $1.2 million but remained flat as a percentage of net sales, in the thirteen weeks ended October 31, 1998, compared to the same prior-year period. For the thirty-nine weeks ended October 31, 1998, depreciation and amortization increased $2.9 million or 10 basis points as a percentage of net sales, compared with the same prior-year period. The adoption of fresh-start reporting as of December 26, 1992 resulted in the write-off of all of the Company's non-current assets at that date, and therefore depreciation and amortization expense results only from capital additions after that date.

          The amortization of the excess of revalued net assets over equity under fresh-start reporting remained the same in the current periods presented as compared to the prior year. The Company is amortizing this amount over a ten-year period.

          Interest and debt expense, net of interest income, increased $0.1 million, but decreased 10 basis points as a percentage of net sales, for the thirteen weeks ended October 31, 1998 as compared to the period ended October 31, 1997. The increase in interest and debt expenses was due primarily to the addition of capital lease obligations incurred in connection with the Company's installation of new store automation systems and point-of-sale terminals (the "POS Capital Leases"), partially offset by lower short-term borrowing rates and the payment of the mortgage on the distribution center in Mansfield, MA, (the "Mansfield Mortgage"). For the thirty-nine weeks ended October 31, 1998, interest and debt expense decreased $0.3 million but remained flat as a percentage of net sales, compared with the same prior-year period. The reduction in year-to-date interest and debt expense was attributable, in part, to lower short-term interest rates and the payment of the Mansfield Mortgage, partially offset by the addition of the POS Capital Leases.

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

          The Credit Agreement is in effect until June 30, 2000. The Company was in compliance with the financial covenants of the Credit Agreement through the quarter ended October 31, 1998. Reference can be made to Note 4 of this Quarterly Report and the latest Form 10-K for further descriptions of the Credit Agreement.

          Merchandise inventories, increased $26.0 million from October 25, 1997 to October 31, 1998 due primarily to planned increases and the net addition of three new stores. The increase in inventories of $187.4 million from January 31, 1998 to October 31, 1998 was principally the result of the normal seasonal build-up of inventories.

          Trade accounts payable increased $17.0 million from October 25, 1997 to October 31, 1998 primarily due to planned merchandise inventory increases, the net addition of three new stores and improved trade payment terms. The increase of $75.2 million from January 31, 1998 to October 31, 1998 was principally the result of the normal seasonal build-up of merchandise inventories referenced above, the net addition of three new stores and improved trade payment terms.

          Capital expenditures totaled $64.2 million (including $24.3 million in POS Capital Leases) for the thirty-nine weeks ended October 31, 1998. For the balance of the year, capital expenditures are estimated to be approximately $21 million.

          On August 10, 1998, the Company's Board of Directors approved a stock repurchase program and authorized management to purchase up to 1.5 million common shares. During the quarter ended October 31, 1998, the Company acquired 76,481 shares of its common stock. During the course of the quarter, as a consequence of ongoing discussions with Hills Stores Company, the Company was precluded from making further purchases.

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

Accounting Pronouncements
-------------------------
          In April 1998, the Accounting Standards Executive Committee (AcSEC) issued Statement of Position (SOP) 98-5, "Reporting on the Costs of Start-Up Activities." The SOP is effective for fiscal years beginning after December 15, 1998 although earlier adoption is allowed. The SOP will require that the costs of start-up activities, excluding capital expenditures, be expensed as incurred. The Company currently expenses the costs associated with the opening of new stores in the year they are opened. These costs are carried as prepaid expenses prior to the opening of the new stores. The Company expects to adopt SOP 98-5 as of January 30, 1999 and does not anticipate the adoption will materially affect the Company's results of operations or financial position.

Year 2000
---------
          As previously reported, the Company has initiated a comprehensive program to prepare its computer systems and applications for the year 2000. The assessment phase of the Company's remediation program is complete and the systems development and testing stages are in progress. The Company has spent approximately $3.1 million on its Year 2000 initiatives to date and expects that full implementation of the program will involve an additional $2 to $3 million for conversion and testing of systems. These costs include incremental expenses such as software, outside consulting and other expenses. Additionally, the Company has allocated existing systems development staff to Year 2000 initiatives and estimates these internal costs to be $3 to $4 million over the life of the project.

          The Company has formally communicated with all of its vendors and suppliers to determine the extent to which the Company may be vulnerable to any third parties' failure to remediate their own Year 2000 issues. As previously disclosed, the first phase, which included sending Year 2000 surveys and questionnaires, is complete and the response evaluation phase is currently in progress. The Company has not had sufficient response from vendors to provide an estimate of the potential impact of non-compliance on the part of such vendors. Management is currently in the final stages of developing contingency plans which include, but are not limited to, securing alternative vendors who are Year 2000 compliant, developing manual merchandise ordering processes, and evaluating alternative merchandise assortments. It is too early to determine to what extent, if any, these contingency plans will have to be implemented.

          Although the Company expects to be Year 2000 compliant by mid-1999 and does not expect to be materially impacted by the external environment, such future events cannot be known with certainty. Furthermore, the Company's estimates of future remediation costs and completion dates are based on presently available information and may be updated as additional information becomes available.

Subsequent Event
----------------
          On November 12, 1998, the Company announced that it had signed a definitive agreement pursuant to which the Company, through a wholly-owned subsidiary, HSC Acquisition Corp., would acquire Hills Stores Company ("Hills"). Under the terms of the transaction, the Company has commenced a tender offer for all 11.2 million outstanding shares of Hills' stock, including the Series A convertible preferred stock, (the "Equity"), at a price of $1.50 per share, and a separate tender offer at $550 (including accrued interest and consent fees) per $1,000 principal amount, for Hills' 12 1/2 % Senior Subordinated Notes due 2003 (the "Notes"), of which there is $195 million in the aggregate outstanding. The Company will also share with the holders of the Equity and the Notes a potential recovery in the form of deferred contingent cash rights with regard to litigation initiated by Hills against certain of Hills' former directors. Any potential recovery will be divided as follows: 50% noteholders, 25% equity holders, and 25% Ames.

          The transaction is contingent on each of the following: (i) the tender of at least 60% of the Equity; (ii) the tender of at least 66 2/3% of the Notes; (iii) the consent of at least 66 2/3% of the Notes to the modification or elimination of certain covenants; and (iv) regulatory approval and other customary closing conditions.

          The acquisition, if consummated, will be accounted for under the purchase method of accounting. In connection with the acquisition, the Company has arranged for a new 42 month $650 million revolving credit facility which will be used: (i) to refinance the secured debt outstanding under the Company's and Hills'  existing  credit  facilities;
      (ii) to finance the purchase of the Equity and the Notes; (iii) to finance the  post-acquisition  remodeling  and pre-opening program for the Hills'
       stores; and (iv) to provide for the ongoing working capital needs of the Company subsequent to the acquisition.

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


Item 4.        Submission of Matters to a Vote of Security Holders
               ---------------------------------------------------
                    There  were  no  matters  submitted  to a vote  of  security holders during the third quarter ended October 31, 1998, through the solicitation of proxies or otherwise.


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

                    Stock  options  granted  to  many  of the  Company's  senior executives pursuant to the 1994 Management Stock Option Plan will expire in March 1999. As previously reported, the Company anticipates that in the normal course of business some senior executives may sell some shares of Ames Common Stock during the fourth quarter of 1998 and the first quarter of 1999, in part to cover the cost of option exercises or for the payment of taxes associated with prior stock grants.


Item 6.        Exhibits and Reports on Form 8-K
               --------------------------------

    (a)        Index to Exhibits
               -----------------


               Exhibit No.             Exhibit                          Page No.
               -----------             -------                          --------

                   11        Schedule of computation of basic              16
                             and diluted earnings per share


    (b)        Reports on Form 8-K:
               --------------------

               There were no reports on Form 8-K filed with the Securities and Exchange Commission during the third quarter.

                                   SIGNATURES




        Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                          AMES DEPARTMENT STORES, INC.
                                  (Registrant)




     Dated:     December 9, 1998          /s/ Joseph R. Ettore
                                          -------------------------------------
                                          Joseph R. Ettore, President, Director,
                                          and Chief Executive Officer






     Dated:     December 9, 1998          /s/ Rolando de Aguiar
                                          -------------------------------------
                                          Rolando de Aguiar, Executive Vice
                                          President and Chief Financial Officer






     Dated:     December 9, 1998          /s/ Mark von Mayrhauser
                                          -------------------------------------
                                          Mark von Mayrhauser
                                          Vice President and Controller

                                                                                                                          Exhibit 11


                                                AMES DEPARTMENT STORES, INC. AND SUBSIDIARIES
                                       SCHEDULE OF COMPUTATION OF BASIC AND DILUTED EARNINGS PER SHARE
                                               (Amounts in thousands except per share amounts)



                                                                   For the Thirteen                For the Thirty-nine
                                                                     Weeks Ended                       Weeks Ended
                                                           -------------------------------   -------------------------------
                                                             October 31,      October 25,      October 31,      October 25,
                                                                1998             1997             1998             1997
                                                           --------------   --------------   --------------   --------------
Net income                                                      $6,208          $3,519          $12,495          $4,967
                                                           ==============   ==============   ==============   ==============



For Basic Net Income Per Share
------------------------------
   Weighted average number of common shares
           outstanding during the period                        23,087          22,114           22,885          21,510
                                                           ==============   ==============   ==============   ==============

        Basic net income per share                               $0.27           $0.16            $0.55           $0.23
                                                           ==============   ==============   ==============   ==============



For Diluted Net Income Per Share
--------------------------------
   Weighted average number of common shares
           outstanding during the period                        23,087          22,114           22,885            21,510

   Add:    Common stock equivalent shares represented by
              -Series B Warrants                                    63             121              106                83
              -Series C Warrants                                   403             859              481             1,113
              -Options under 1994 Management Stock Option Plan
                    and 1998 Management Stock Incentive Plan       536             745              608               795
              -Options under 1994 Non-Employee Directors
                    Stock Option Plan                               56              54               61                44
                                                           --------------   --------------   --------------   --------------
   Weighted average number of common and common
           equivalent shares used in the calculation of
           diluted net income per share                         24,145          23,893           24,141            23,545
                                                           ==============   ==============   ==============   ==============

        Diluted net income per share                             $0.26           $0.15            $0.52             $0.21
                                                           ==============   ==============   ==============   ==============
