Form 10-K
period 1999-01-30
AMES DEPARTMENT STORES INC
filed 1999-04-05
CIK 6071

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------
                                   FORM 10-K

               /x/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended January 30, 1999

                                       OR

               / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934

         For the transition period from _____________ to _____________

                            ------------------------

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

                                (860) 257-2000
              REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE

       Securities Registered Pursuant to Section 12(b) of the Act:  None

          Securities Registered Pursuant to Section 12(g) of the Act:

    TITLE OF EACH CLASS                NAME OF EACH EXCHANGE ON WHICH REGISTERED
----------------------------           -----------------------------------------

Common Stock, $.01 par value                             NASDAQ

     Series B Warrants                                    None

                            ------------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                      Yes  __X__                  No _____

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

     As of March 1, 1999, the aggregate market value of voting stock held by non-affiliates of the Registrant was $739,802,906 based on the last reported sale price of the Registrant's Common Stock on the NASDAQ National Market System.

     24,009,441 shares of Common Stock were outstanding on March 1, 1999.

Documents Incorporated by Reference: Portions of the Registrant's definitive proxy statement to be filed pursuant to Regulation 14A within 120 days after the end of the Registrant's fiscal year are incorporated by reference in Part III.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS.

INTRODUCTION

     Ames Department Stores, Inc. is the largest regional discount retailer in the United States. We currently operate 453 stores in 19 contiguous states in the Northeast, Midwest and Mid-Atlantic regions, as well as the District of Columbia. Our stores offer a wide range of both brand name and other quality merchandise for the home and family at prices below those of conventional department stores and specialty retailers. Ames' stores are situated in rural communities, small cities and the suburbs of larger metropolitan areas and are smaller and more customer friendly than the stores of most competing "big box" retailers, including the national discount department store chains.

     Ames is a Delaware corporation organized in 1962 as a successor to a business originally founded in 1958. Its principal executive offices are located at 2418 Main Street, Rocky Hill, Connecticut, 06067 and its telephone number is
(860) 257-2000.

RECENT DEVELOPMENTS

  The Hills Acquisition

     On November 12, 1998, we entered into an agreement for the acquisition of Hills Stores Company. Pursuant to that agreement, we promptly began a tender offer for all of Hills' outstanding common and convertible preferred stock. Concurrently with that tender offer, we also offered to purchase all of Hills' outstanding 12 1/2% Senior Notes due 2003 and solicited consents from the holders of those notes to eliminate and waive various provisions of the indenture governing those notes. Following the expiration of those offers on December 31, 1998, we acquired approximately 81.3% of Hills' outstanding common stock and 74.4% of its outstanding convertible preferred stock, in each case at a price of $1.50 per share, or an aggregate of $13.7 million. On the same date, we purchased approximately $144.1 million, or approximately 73.9%, of the $195.0 million of outstanding Hills senior notes at a price of approximately $700 for each $1,000 principal amount of those notes, or an aggregate of $100.8 million. Pursuant to the terms of those offers, holders of Hills' shares and senior notes who tendered their securities for purchase also received a deferred contingent right to receive a further cash payment out of, and based upon, Hills' ultimate net recovery, if any, in a lawsuit brought by Hills in September 1995 against certain of its former directors.

     In March 1999, we consummated the merger of Hills into a subsidiary of Ames. Shares of Hills' common and convertible preferred stock not previously acquired by us were automatically converted into the right to receive $1.50 per share (plus a deferred contingent cash right as discussed above). That subsidiary will shortly be merged into Ames and the $50.9 million of outstanding Hills' senior notes not previously purchased by us will become direct obligations of Ames. The cost of acquiring the remaining outstanding common and preferred shares of Hills was $3.3 million. We also incurred professional fees, accounting, legal and other costs of approximately $12.2 million in connection with the acquisition.

     The total cost of the Hills acquisition was approximately $330.0 million, inclusive of the approximately $50.9 million of Hills senior notes that remained outstanding and $147.8 million of capitalized leasehold and financing obligations related to the Hills stores. Cash required for the acquisition totalled approximately $130.0 million. Funds for these purposes were derived from borrowings under our bank credit facility.

     At the time of the acquisition, Hills operated 155 discount department stores in twelve states within or contiguous to our existing geographic region. The Hills stores have a sales area that is similar in size to that of the typical Ames store. They are located in communities with demographics that are similar to those of our existing locations and they serve a similar target customer. The Hills acquisition was particularly opportunistic for Ames, since it permitted us to obtain 155 well-maintained stores in locations that were complementary to and to a large extent not competitive with our existing store locations. After a review of locations where a Hills store operated in the same general market area as an existing Ames store, we determined that in only ten instances would store closings be required. The acquisition substantially increased our presence in five states and enabled us to enter five new states. We also acquired a Hills distribution facility in Columbus, Ohio that is complementary to but not duplicative of our two existing principal distribution centers.

     In February 1999, we began a program to remodel and convert 150 of the acquired Hills stores to Ames stores. The five remaining Hills stores, as well as seven Ames stores, are being closed because they are in locations that either are competitive with, or are underperforming, our other stores. The remodeling and conversion process is being conducted in three stages:

     o the first stage, involving 50 stores, is scheduled to be completed on April 22, 1999;

     o the second stage, involving 54 stores, is scheduled to be completed in July 1999; and

     o the last stage, involving 46 stores, is scheduled to be completed in September 1999.

     The total cost of the remodeling and conversion is expected to be approximately $185.0 million and is being funded primarily with proceeds from our liquidation of the Hills merchandise inventories. This cost consists primarily of expenditures for fixtures, signage, point-of-sale register systems, training of employees and other labor costs, as well as various pre-opening expenses.

     Under a "turn-key" agreement with us, Gordon Brothers Retail Partners, LLC and The Nassi Group, LLC have been engaged to operate all of the acquired Hills stores and to conduct inventory liquidation sales at each of those stores prior to its scheduled remodeling or final closure. These liquidation sales also are being conducted in three stages, the first having ended on February 22, 1999 and the second and third scheduled to be completed on May 21 and July 26, 1999, respectively. These two firms are responsible for all expenses associated with operating the Hills stores and liquidating their inventory prior to their closure, including compensation of store employees and rental payments under store leases. Upon completion of each sale, they must remove all unsold merchandise and turn over the store in "broom clean" condition. Cash proceeds from the liquidation sales are collected at the point of sale by Ames, effectively minimizing Ames' financial risk. Pursuant to the agreement, Ames is entitled to retain from the liquidation proceeds a minimum sum equal to 40% of the initial ticketed retail price of all items of Hills merchandise on hand and on order as of January 2, 1999, irrespective of the actual sales proceeds. In addition, Ames is entitled to share in that portion, if any, of the proceeds from the sale of Hills merchandise in excess of 62% of the aggregate initial ticketed retail price of the merchandise. We have estimated that the aggregate retail price of the Hills merchandise inventory is at least $670.0 million and, therefore, we expect to realize a minimum of $268.0 million from the liquidation of this inventory.

  The Caldor Stores and Distribution Center

     On March 4, 1999, we entered into an agreement with Caldor Corporation to purchase seven of its stores in Connecticut, one store in Massachusetts and a 649,000 square foot state-of-the-art distribution center in Westfield, Massachusetts for a cash purchase price of $40.0 million. Caldor is currently winding up its business under the jurisdiction of the U.S. Bankruptcy Court for the Southern District of New York and, therefore, the purchase was subject to the court's review and approval. On March 26, 1999, the Bankruptcy Court approved the transaction. Under the terms of the agreement, we will assume Caldor's leases for the eight stores and the distribution center and will acquire all of the store fixtures and all racking, sorting systems and materials handling equipment in the distribution center. Caldor will deliver the stores and distribution center to us in "broom clean" condition. We will then remodel the stores in accordance with our prototype design and reopen them under the Ames banner in late September 1999.

     The eight Caldor stores, which range in size from 59,400 to 75,400 square feet of selling space, are in communities with similar demographics to those in which our own stores are located. None of the stores is in a location that is directly competitive with any of our existing stores, including the former Hills stores that we are currently converting. After giving effect to the acquisition of these stores, we will become the largest discount department store operator in Connecticut, with a total of 22 stores in that state.

     On March 26, 1999, we entered into an agreement with Caldor for the purchase of an additional store in Massachusetts for a cash purchase price of $2.7 million. This agreement is subject to competing bids and the approval of the Bankruptcy Court.

GROWTH STRATEGY

     Since 1994, we have pursued a program to improve our profitability through vigorous cost containment initiatives, a highly-focused approach to merchandising and the rationalization of our store base. Our efforts over the past four years have resulted in an increase in our gross margins from 26.7% to 28.2% and a doubling of our operating margin. During this time period we also acquired and successfully integrated 30 new stores, remodeled 60 of our existing stores and closed 37 stores.

     During the past 18 months, we have redirected our focus to enhancing our revenues, expanding the breadth of our regional market and increasing our penetration of that market. In addition to our on-going program of store remodeling, we implemented merchandising and marketing initiatives that in fiscal 1998 resulted in a 7.2% increase in same-store sales. At the same time, we embarked on an accelerated program to acquire groups of stores located in states in which we currently operate or that are contiguous with our existing regional market.

     The Hills acquisition is representative of our growth strategy. It will significantly increase our revenue and enable us to leverage our administrative costs over a far larger operating base. This acquisition was particularly opportunistic for Ames, since it permitted us to obtain 155 well-maintained store sites in locations that were complementary to our existing locations. The Hills stores are located primarily in communities with demographics similar to those of our existing locations. The acquisition expands our selling space by approximately 70%, substantially increases our presence in five states and enables us to enter five new states in which we foresee opportunities to add additional stores to increase our market penetration. The Hills acquisition enables us to achieve significant economies of scale. By eliminating substantially all of Hills's administrative and buying functions, we expect to generate annual savings in excess of $70.0 million, of which approximately $60.0 million is expected to be realized in fiscal 1999 and the full benefit of which will be realized beginning in fiscal 2000.

     As a further step in the implementation of our growth strategy, we recently agreed to acquire from Caldor nine stores that we will convert to Ames stores as well as a state-of-the-art distribution center.

CUSTOMERS

     Our customer base consists primarily of working women with families and senior citizens. They have an average annual household income between $25,000 and $35,000 and their purchasing decisions are determined primarily by a desire for low prices and shopping convenience. Our merchandise offerings, prices, store design and focus on customer service are targeted to meet the needs of these cost-conscious consumers, who we believe are generally underserved by other large discount retailers. We reinforce our image and drive customer traffic by employing a "high/low" pricing strategy that is implemented through weekly advertising circulars and recurring promotional programs. We believe that our knowledge of and focus on our target customers have enabled us to develop a distinct advantage in an increasingly competitive discount retailing environment.

MERCHANDISING AND CUSTOMER SERVICE

     Our mission is to provide our customers a broad selection of quality merchandise at prices they can afford in a shopping environment that is friendly and convenient. Our merchandising strategy is targeted to our customer base, and we believe that this merchandising strategy has enabled us to develop a distinct competitive advantage in serving our targeted customer base.

     Ames sells merchandise in three major categories: home lines, softlines and hardlines. The following table sets forth the types of merchandise offered within each of these three categories and the percentage of our total sales in fiscal 1998 (exclusive of sales in January attributable to the acquired Hills stores) attributable to each category:

          HOME LINES (39%)                      SOFTLINES (30%)                       HARDLINES (27%)
------------------------------------  ------------------------------------  ------------------------------------
o Domestics, such as sheets, towels   o Women's apparel, consisting         o Health and beauty care products
  and bath accessories                  primarily of non-fashion basic      o Toys
o Window treatments                     items, sportswear and intimates     o Hardware and paints
o Home entertainment products         o Men's workwear, denims, fleece      o Automotive supplies
o Small appliances                      goods, hosiery and underwear        o Sporting goods
o Housewares                          o Children's apparel                  o Stationery
o Ready-to-assemble furniture         o Jewelry                             o Seasonal items, such as Christmas
o Patio furniture                                                             and other holiday decorations.
o Crafts

In addition, all Ames stores include a shoe department, operated by a licensee, that accounted for approximately 4% of our total sales in fiscal 1998.

     A significant portion of our net sales is derived from the sale of products that bear readily-recognized brand names, including Cannon(Registered), Coleman(Registered), Dickies(Registered), Fisher-Price(Registered), Fruit of the Loom(Registered), General Electric(Registered), Hanes(Registered), Hasbro(Registered), Kodak(Registered), Magnavox(Registered), Mattel(Registered), Proctor-Silex(Registered), Rider(Registered), Rubbermaid(Registered),
Sunbeam(Registered), Timex(Registered) and Wrangler(Registered).

     Women's apparel is the only product line that accounts for more than 10% of our sales, generating approximately 13% of our fiscal 1998 net sales. We carry predominantly staple, non-fashion items of basic women's apparel, including outerwear, sportswear and intimates, with a particularly broad selection of merchandise in "plus" sizes for the larger woman. Similarly, our selection of men's apparel is predominantly staple, non-fashion items that women frequently purchase for the men in their families and that are most commonly sought by men within our target customer base. We believe that our focus on basic apparel limits our exposure to risks associated with changing fashion trends.

     Our hardlines merchandise also consists primarily of products that are most frequently purchased by women, such as health and beauty care products, toys, stationery, gift wrap and holiday decorations. We concentrate our hardware offerings on basic home repair and maintenance items, many of which are purchased by women. Although we sell a number of hardware items and automotive supplies that are more commonly purchased by men, our offerings of these products are more limited than those of other large discount retailers.

     Our home lines, which also consist primarily of products that are purchased by women, include a "Crafts & More(Registered)" department that features what we believe is the largest selection of crafts offered by any non-specialty retailer in the United States. The crafts department has become a destination shop for Ames' customers, and accounted for approximately 4% of our fiscal 1998 net sales.

     In certain of our markets, we are able to customize or "localize" our merchandising. In our stores located in college towns, we offer a larger assortment of the items most frequently desired by students for their dormitory rooms, as well as stationery supplies, jeans, sweatshirts, athletic apparel and similar products. In our stores located in resort or vacation communities, we feature broader selections of such seasonal items as beach and camping supplies, and we continue to stock those items throughout the duration of the related vacation season. This micromarketing strategy drives customer traffic at those stores and develops and improves the loyalty of their customer base.

     In addition to offering a merchandise selection that is specifically tailored to the needs and preferences of our target customers, we strive to make each customer's shopping experience pleasant and convenient. We offer an extensive layaway program that accounted for approximately 6% of our fiscal 1998 net sales. We have a fully-staffed customer service desk at a location away from the most heavily trafficked areas in the store to afford customers greater privacy. We also have implemented an "A+ Customer Service Program," which encourages our in-store personnel to enhance customer satisfaction with a well-defined four-step method: smile, greet the customer, meet the customer's needs and thank the customer for shopping at Ames. Since the introduction of this program in 1995, our customer comment scores have consistently improved.

MARKETING

     We use a "high/low" promotional pricing strategy to attract customers to our stores by periodically offering greater discounts on selected items or categories of merchandise while maintaining our regular discount prices on all other merchandise. In addition to increasing customer traffic, the "high/low" strategy provides us greater control over margins and inventory levels by allowing us to quickly adjust the number and mix of deeply discounted items and increase or decrease our average pricing discount. We are also able to tailor our selection of more heavily discounted products to customer demographics and purchasing patterns in individual store locations.

     Our main marketing theme, "Bargains by the Bagful(Registered)," is designed to emphasize our value pricing. We support the "Bargains by the Bagful(Registered)" theme through several promotional programs, including "Special Buy" and "55Gold(Registered) Savings" programs, as well as periodic "event" sales:

     o Our "Special Buy" program allows us to offer selected items of recognizable brand name and other quality merchandise to consumers at deep discounts, thereby providing the customer with readily recognizable values. "Special Buy" items are generally not actively advertised. Instead, we use special signage and fixtures to make "Special Buy" merchandise easily recognizable to customers, who are often drawn to our stores as a result of their desire to discover the latest "Special Buy" offerings. We are able to offer these deep discounts because of our ability to react quickly to buying opportunities for close-out and end-of-run products that are popular with our customers. Apparel comprises approximately 90% of the merchandise offered through our "Special Buy" program, although "Special Buy" items also are offered in the hardlines and home lines product categories. Sales of "Special Buy" merchandise accounted for approximately 4% of Ames' net sales in fiscal 1998.

     o Our "55Gold(Registered) Savings" program provides a 10% discount on all merchandise, including sale and "Special Buy" items, for consumers aged 55 and older who present a "55Gold(Registered) Savings" card when shopping on Tuesdays. Since its inception in late 1994, over two million people have joined the program and Tuesday has moved from being the lowest to the second highest selling day in the week. During fiscal 1998, the "55Gold(Registered) Savings" program generated sales of approximately $250.0 million compared to approximately $238.0 million in fiscal 1997 and the number of active cardholders increased to 1.4 million from
       1.2 million over the same period. We expect an additional 1.3 million cardholders by September 1999, as a result of the Hills and Caldor acquisitions as well as the increasing popularity of this program.

     o Our periodic "event" sales are heavily advertised, vendor-supported promotions of selected categories of merchandise as well as promotions that are intended to capitalize on seasonal shopping trends. Examples include our "Baby Sale," "Housewares Spectacular," "Truckload Sale," "Patio Plaza," "Shoe Sale" and "Underwear Fair." Our most successful special sale promotions include the "March Mania Sale," the October "Home Sale" and the November "Ames Biggest Toy Sale," which is designed to attract Christmas shoppers. Because of the substantial increase in unit volume generated by these "event" sales, they are supported by many of our major vendors, either through gross margin allowances or cooperative advertising.

     We reinforce Ames' "Bargains by the Bagful(Registered)" theme through extensive use of weekly full-color newspaper circulars. We distribute 53 newspaper circulars per year, with an average weekly circulation of
10.2 million households in 1998. Upon completion of our conversion of the Hills and Caldor stores, we expect our weekly circulars to reach approximately
17.0 million households by September 1999. We estimate that approximately 45% of our net sales in fiscal 1998 were generated by these circulars.

STORE LAYOUT AND DESIGN

     Ames' stores, which range from 38,000 to 70,000 square feet of selling space, are smaller and we believe more customer friendly than those of most competing "big box" retailers, particularly the national discount store chains. Their smaller size appeals to Ames' target customer base of working mothers and senior citizens, who prefer an easy-to-shop, convenient store environment. In 1994, we introduced a new store prototype. The prototype features an open floor plan and wide aisles that allow customers to see the entire store at a glance. Bright, attractive signage and "soft" corners highlight key departments and make finding the right department easy. The home lines department, our largest merchandise category, typically spans the back wall of the store, with promotional pallet and bin displays bordering the main aisle. Promotional items are placed throughout the store near similar merchandise.

     Our prototype store design has generally increased our return on investment in our remodeled stores or, where the stores have been subject to increasing competition, significantly enhanced their competitiveness. Approximately 90 of our existing stores currently feature this design format and we are continuing to remodel our remaining stores to this pattern on an as-needed basis. All of the acquired Hills stores that we are converting to Ames stores, as well as the nine Caldor stores that we expect to acquire, will incorporate this layout, and, by the end of fiscal 1999, approximately two-thirds of our total square footage of selling space will be in this format.

STORE LOCATIONS

     After having already closed two of the acquired Hills stores, we currently operate 453 stores located in the Northeast, Midwest and Mid-Atlantic regions. The Hills acquisition extended our presence into Illinois, Indiana, Kentucky, North Carolina and Tennessee, where we previously had no stores, and substantially strengthened our market penetration in several states in which we had existing operations, including New York, Ohio, Pennsylvania, Virginia and West Virginia.

     The following table sets forth the locations of our stores after giving prospective effect to our previously announced closing of seven Ames stores and an additional three Hills stores and our acquisition of nine Caldor stores:

                                                                                 NUMBER OF STORES
                                                                        -----------------------------------
                                                                        AMES    HILLS    CALDOR    COMBINED
                                                                        ----    -----    ------    --------
Pennsylvania.........................................................    54       45       --          99
New York.............................................................    70       21       --          91
Ohio.................................................................     7       46       --          53
Massachusetts........................................................    33        1        2          36
Maryland.............................................................    23        1       --          24
Maine................................................................    23       --       --          23
Connecticut..........................................................    15       --        7          22
New Hampshire........................................................    19       --       --          19
West Virginia........................................................     6       13       --          19
Virginia.............................................................     6        8       --          14
New Jersey...........................................................    12       --       --          12
Vermont..............................................................    12       --       --          12
Indiana..............................................................    --        9       --           9
Rhode Island.........................................................     8       --       --           8
Delaware.............................................................     4       --       --           4
Tennessee............................................................    --        3       --           3
District of Columbia.................................................     1       --       --           1
Illinois.............................................................    --        1       --           1
Kentucky.............................................................    --        1       --           1
North Carolina.......................................................    --        1       --           1
                                                                        ----     ---       --        ----
  Total..............................................................   293      150        9         452

PURCHASING

     We buy merchandise from approximately 3,200 vendors, 93% of which are located in the United States. No single vendor accounted for more than 1.3% of our purchases in fiscal 1998 and there is no current or anticipated problem with respect to the availability of merchandise. Merchandise is purchased centrally for all stores by buyers who are based at Ames' headquarters.

     We work actively with our vendors to reduce costs and improve the efficiency of our supply chain. Nearly 1,600 vendors participate in our electronic ordering and invoicing program, which is designed to automate the inventory purchasing, delivery billing and payment process, reduce the number of out-of-stock items and reduce the cycle time of product deliveries.

DISTRIBUTION

     We operate distribution centers in Leesport, Pennsylvania, Mansfield, Massachusetts, and, as a result of the Hills acquisition, Columbus, Ohio, which aggregate approximately three million square feet. In addition, we will shortly acquire Caldor's state-of-the-art 649,000 square foot distribution facility in Westfield, Massachusetts. We also are using, on a short-term basis, warehouse space in Elmira, New York. Merchandise is shipped by vendors either directly to our stores or to our distribution centers, which then make deliveries to the stores using our own fleet of trucks.

     We have a 5:00 am delivery program to ensure that merchandise is delivered to our stores before business hours. This delivery policy, together with our investments in in-store automation, has increased the efficiency of our store stocking and delivery and reduced the number of our out-of-stock items. An improved in-stock position enables us to consistently provide customers with merchandise in our stores upon demand.

MANAGEMENT INFORMATION SYSTEMS

     In 1998, we invested approximately $35.0 million in state-of-the-art technology for hardware, software and communications equipment to automate our store operations. This investment included new point-of-sale devices, office equipment to automate the office functions at each store as well as equipment to improve the receipt and stocking of merchandise at the stores.

     Our point-of-sale systems have significantly reduced the amount of time customers spend on the checkout line, streamlined layaway and credit transactions, facilitated our targeted promotional activities and increased employee productivity. We are working on development of programs and tools to evaluate and use customer information derived from our "55Gold(Registered) Savings" program to enhance our ability to selectively market to these customer groups.

     Our new store office systems are being used to automate many manual, labor intensive processes including cash counting, time keeping, store opening and closing routines and other clerical tasks. In the receiving area, the new systems are being used to speed the receipt of merchandise and its movement to the sales floor. Additionally, these systems have significantly improved the process by which we send customer returns to a central return center in eastern Pennsylvania.

     Through these store automation systems we can capture valuable financial, merchandising, logistics and shrinkage information and transmit this information to our corporate headquarters on a daily basis, enabling us to more effectively operate our business. These systems are being included in all of the former Hills and Caldor stores that we are converting to Ames stores.

COMPETITION

     We operate in an extremely competitive environment. Many of our stores are located in smaller communities and, in some cases, are the largest non-food retail store in their market area. They compete, however, with many smaller stores offering a similar range of products. Although Ames is the largest regional discount retailer in the United States, we are still considerably smaller in terms of our total number of stores, sales and earnings than the three leading national chains: Wal-Mart, Kmart and Target Stores. Each of these chains, as well as other regional operators, currently operates stores within our regional market and competes with us for customers and potential store locations. We currently anticipate a further increase in competition from these national discount store chains. The following table illustrates the proximity between the Ames and Hills stores and stores that are operated by various of our major competitors.

                           COMPETING STORE LOCATIONS

                                                                DISTANCE FROM NEAREST AMES STORE
                                                               3 MILES      5 MILES      10 MILES
                                                               -------      -------      --------
Wal-Mart....................................................      73          214           349
Kmart.......................................................      84          261           320
Bradlees....................................................      16           21            35
Value City..................................................       2           32            32
Target......................................................      12           23            37
Meijer......................................................      15           17            17

     Our merchandising focus is primarily directed to consumers who we believe are underserved by the major national chains. Although this approach combined with our smaller store size has enabled us to compete effectively with these chains and operate profitably in proximity to their stores, we remain vulnerable to the marketing power and high level of consumer recognition of the major national discount chains.

EMPLOYEES

     At March 31, 1999, we employed approximately 36,400 people (including approximately 14,800 former Hills employees). Approximately 32,000 of our employees work in various capacities within our stores, approximately 2,400 are employed in our distribution centers and the balance is based at our corporate and regional offices. With the exception of approximately 1,350 employees at our distribution centers in Leesport, Pennsylvania, and Mansfield, Massachusetts, who are covered by collective bargaining agreements that expire in December 1999 and December 2000, respectively, none of our employees is represented by a union.

PATENTS, TRADEMARKS AND LICENSES

     The mark "Ames" is registered with the United States Patent and Trademark Office. We consider this mark and the associated name recognition to be valuable to our business. We have a number of other trademarks, trade names, and service marks, including "Bargains by the Bagful(Registered)", which has become a key marketing slogan. Other trademarks, such as "Crafts & More(Registered)" and "Pawsitively Pets(Registered)" are used in connection with certain of our specialty departments within the stores. Although we consider these additional marks and our patents and licenses to be valuable in the aggregate, none of them individually is currently considered to have a material impact on our business.

ITEM 2. PROPERTIES.

     As of March 1, 1999, Ames' store lease obligations covered a total of
31.3 million square feet, including approximately 0.9 million square feet for stores to be closed in 1999. The average store size is approximately
68,500 square feet, of which approximately 80% is selling area.

     The construction of one store, located in Monroeville, Pennsylvania, was financed with an industrial development bond. Ames has an option to purchase this location at nominal cost at the expiration of the lease term in May, 2003. Ames owns the building but leases the land occupied by the store in Mercerville, New Jersey. The land and buildings for five other store locations are owned by Ames. The remainder of Ames' stores are leased, with leases whose initial terms expire at various times between 1999 and 2023. The leases generally have one or more renewal options, each permitting an extension for at least five years. In addition, the leases typically provide for fixed annual rentals, payment of certain taxes, insurance and other charges, and additional rentals based on a percentage of sales in excess of certain fixed amounts. Except for certain point-of-sale equipment that is leased, vendor-owned greeting card equipment and leased shoe department equipment, Ames owns the fixtures and equipment in Ames stores, some of which is subject to various financing arrangements. Most of the fixtures and equipment in the Hills stores are leased.

     Ames' warehouse and distribution facilities in Leesport, Pennsylvania and Mansfield, Massachusetts are owned and occupy approximately 1.7 million square feet in the aggregate. Ames' warehouse and distribution facility in Elmira, New York is leased until May 2000. The lease allows the amount of leased space to increase and decrease based on our business needs. The average space used in fiscal 1998 was approximately 365,000 feet. In the acquisition of Hills, Ames acquired two additional warehouse and distribution facilities in Columbus and Grove City, Ohio. The facility in Columbus is approximately 1.2 million square feet. The facility in Grove City will close in Spring 1999.

     Ames leases approximately 386,000 square feet of space in Rochester, New York under a lease expiring on December 31, 2007, with two ten-year renewal options. These premises have been subleased to an unaffiliated tenant for the remainder of the lease term.

     Ames owns and occupies its 225,000 square foot corporate office in Rocky Hill, Connecticut. Ames has a lease for 11,000 square feet for plan-o-gramming in Rocky Hill, which expires in November, 2001, and a lease, which expires in April, 2006, for 33,000 square feet in Rocky Hill, for an in-house photography studio and print shop. In the Hills acquisition, Ames acquired three additional leased properties, the buying and administrative office in Canton, Massachusetts, which will close in Fall 1999, the Hills headquarters in Aliquippa, Pennsylvania, which will close in April 1999, and a buying office in New York, New York, which closed in March 1999.

ITEM 3. LEGAL PROCEEDINGS.

  Wage and Hour Litigation

     On March 21, 1995, a class action complaint was filed against Ames in the Superior Court Department of the Trial Court, Suffolk County, Massachusetts entitled David W. Abrams, Individually and On Behalf of All Other Persons Similarly Situated v. Ames Department Stores, Inc. The complaint alleged that Ames violated Massachusetts wage and hour law by failing to pay Abrams, and other similarly situated Assistant Managers in Massachusetts, time and one-half their regular rates of pay for hours worked in excess of 40 hours a week. The complaint sought injunctive relief, treble damages, costs and attorney's fees. On April 21, 1995, the case was removed to the United States District Court for the District of Massachusetts. Ames denied the claims on the basis that Abrams and other similarly situated Assistant Managers were exempt employees not entitled to overtime pay. Ames further denied that the action was properly maintainable as a class action and that the plaintiff was a proper representative of the purported class.

     On March 14, 1996, Abrams amended his complaint to include Richard Serrano as name representative of all Replenishment Assistant Managers located throughout Massachusetts. On November 22, 1996, the Court remanded the claims of Serrano and the putative class of Replenishment Assistant Managers to State Court because Serrano failed to satisfy the amount in controversy requirement for federal jurisdiction. On January 3, 1997, the United States District Court for the District of Massachusetts certified a class of Hardlines and Softlines Assistant Managers employed by Ames in any Ames store in Massachusetts on or after March 21, 1993, but limited the class to those Assistant Managers whose claim satisfied the amount in controversy requirement for federal jurisdiction as of April 21, 1995, the date the case was removed to federal court. Abrams caused notice to be sent to the class apprising them of the pending action and their right to opt-out of the action if they did not wish to participate in the litigation. On January 21, 1999, the parties reached a settlement in this action, which was preliminarily approved by the United States District Court for the District of Massachusetts on January 22, 1999. Notice of the Abrams settlement was sent to all class members on January 26, 1999. The Abrams settlement, which was approved by the Court on March 30, 1999, provides that each class member will receive a calculated amount of cash and scrip usable in Ames stores based on the number of weeks worked and individual weekly salary levels in exchange for a release of all claims against Ames. The total of the Abrams settlement is not expected to exceed approximately $445,000 in cash and $150,000 in scrip.

     On December 13, 1995, a class action complaint was filed and on January 23, 1996 an amended class action complaint was filed in the United States District Court for the District of Massachusetts entitled Colleen Austin, On Behalf of Herself and Others Similarly Situated v. Ames Department Stores, Inc. et al. The factual allegations in the Austin complaint were essentially the same as those in the Abrams complaint referenced above. However, the Austin complaint also included claims against Ames and certain of its officers and directors under the Fair Labor Standards Act, ERISA and the wage and hours laws of each state where Ames does business and purported to state claims on behalf of Assistant Managers in each of those states. Ames asserted, among other things, that the case was not properly maintainable as a class action suit and that the plaintiff was not a proper class representative. Ames also denied liability on the basis that Austin and other similarly situated Assistant Managers were exempt employees and moved to dismiss the claims under ERISA and the laws of all states except Massachusetts. On November 21, 1997, the Court granted Ames' motion to dismiss the ERISA claims and denied the remainder of the motion. On July 15, 1998, the Court approved a class action settlement that had been reached by the parties. Notice of the Austin settlement was sent to all potential class members on August 19, 1998. The Austin settlement provided that in exchange for a release of all claims against Ames each class member who elected to opt-in to the Austin settlement would receive a benefit, either cash or discounts on future purchases at an Ames store, based on the number of days worked for Ames during the class period. Individuals who wished to opt-in to the Austin settlement were required to sign and return a consent and release form on or before October 3, 1998. The total cost of the Austin settlement to Ames will be approximately $1.2 million in cash and $167,000 in discounts usable on purchases made at Ames stores.

     On December 6, 1996, the remand referenced above from the United States District Court for the District of Massachusetts of Abrams v. Ames Department Stores, Inc. as to Richard Serrano and the putative class of Replenishment Assistant Managers was docketed in the Superior Court Department of the Trial Court, Suffolk County, Commonwealth of Massachusetts. This complaint alleged that Ames violated General Laws, Chapter 151, ss. 1A by failing to pay Serrano and other similarly situated Replenishment Assistant Managers located throughout Massachusetts time and one-half their regular rates of pay for hours worked in excess of 40 hours per week. Serrano agreed to a voluntary dismissal of the action on behalf of himself and other similarly situated Replenishment Assistant Managers pursuant to a class action settlement in a wage and hour case reached between Ames and another former Replenishment Assistant Manager, David Root, entered into and approved by the United States District Court for the District of Massachusetts on January 31, 1997 (David Root, On Behalf of Himself and All Other Persons Similarly Situated v. Ames Department Stores, Inc., Civil Action No. 96-11301-GAO). Serrano and other former or then-current Replenishment Assistant Managers employed by Ames in Massachusetts had the option to opt-in to the Root settlement.

     On March 18, 1997, the complaint was further amended to add Kristen Gould as a named plaintiff to represent the putative class of Hardlines and Softlines Assistant Managers employed by Ames in any Ames stores in Massachusetts whose claim failed to satisfy the amount in controversy requirement for federal jurisdiction in the Abrams case. Gould's substantive claims mirror those alleged in the Abrams case for Massachusetts Hardlines and Softlines Assistants. Also, on March 18, 1997, the Court dismissed Serrano's action on behalf of himself and other similarly situated Replenishment Assistant Managers pursuant to the settlement reached between Ames and David Root described above. This case has gone forward solely on behalf of the Hardlines and Softlines Assistant Managers under the caption Kristen Gould v. Ames Department Stores, Inc., in the Superior Court Department of the Trial Court, Suffolk County, Commonwealth of Massachusetts. Ames responded to the Gould complaint and asserted the same defenses as it did with regard to the Abrams complaint. Gould moved for class certification and on February 5, 1998, the Superior Court certified a class of Hardlines and Softlines Assistant Managers employed in any Ames store in Massachusetts on or after March 21, 1993 whose claim did not satisfy the amount in controversy requirement for federal jurisdiction as of April 21, 1995. On June 12, 1998, the Superior Court stayed the proceedings in the Gould complaint until the conclusion of the Abrams complaint in the United States District Court for the District of Massachusetts.

     On February 18, 1997, a class action complaint was filed in the United States District Court for the Northern District of New York entitled Michelle Moschelle, Individually, and on Behalf of Herself and Others Similarly Situated
v. Ames Department Stores, Inc. et al. This complaint was substantially identical to the Austin complaint except for the allegations regarding the named plaintiff. Ames answered the Moschelle complaint, and asserted the same defenses as it did with regard to the Austin complaint and moved to stay the Fourth complaint on the ground it was duplicative of the Austin complaint. On
August 7, 1997, the District Court stayed the action pending the outcome of Ames' partial motion to dismiss the Austin complaint. On November 19, 1998, Moschelle agreed to a voluntary dismissal of the action on behalf of herself and other similarly situated Hardlines and Softlines Assistant Managers pursuant to the Austin settlement. Under the terms of the Austin settlement, Moschelle and other former or current Hardlines and Softlines Assistant Managers employed by Ames anywhere in the United States had the opportunity to opt-in to the Austin settlement.

     On December 15, 1998, a class action complaint was filed in the United States District Court for the District of Connecticut entitled Edmond Smoot, III and Yousef S.A. Syed, Individually and On Behalf of All Others Similarly Situated v. Ames Department Stores, Inc. The factual allegations in the Smoot complaint are essentially the same as those in the Austin complaint referenced above and are alleged on behalf of those Assistant Managers who did not opt-in to the settlement of the Austin complaint, those who opted in and continued to work for Ames and anyone who worked for Ames as an Assistant Manager after the date of the Austin settlement notice, but who is not otherwise covered by the previous categories. However, the Smoot complaint does not include claims against Ames and certain of its officers and directors under ERISA. Ames believes, among other things, that the case is not properly maintainable as a class action suit. Ames has filed an answer in the case in which it has also denied liability on the basis that Smoot and Syed and other similarly situated Assistant Managers were exempt employees and, thus, not entitled to overtime pay. On March 1, 1999, the plaintiffs moved for class certification of the state law claims and on March 22, 1999, Ames filed a partial objection. Discovery has commenced in this action which Ames intends to defend vigoriously.

  Other Matters

     Ames is party to various claims and legal proceedings covering a wide range of matters that arise in the ordinary course of its business. Ames believes that its probable liability as to these matters will not have a material adverse effect on its consolidated financial position or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     There were no matters submitted during the fourth quarter of fiscal 1998 to a vote of security holders, through the solicitation of proxies or otherwise.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED MATTERS CONCERNING SECURITY HOLDERS.

     Our common stock is traded on the NASDAQ National Market System under the symbol "AMES." The following table provides the high and low last sale prices for our common stock as reported on NASDAQ for the fiscal quarterly periods indicated below. These prices do not include retail markups, markdowns or commissions.

                                                         FISCAL 1998          FISCAL 1997
                                                        --------------      ----------------
                                                         LOW     HIGH        LOW      HIGH
                                                        -----    -----      -----    -------
1st Quarter..........................................   $14      $25 1/2    $ 6 1/4   $10 1/4
2nd Quarter..........................................    21 1/8   29 5/8      6 3/4    12 13/16
3rd Quarter..........................................    10 1/2   25 3/8     12 5/8    18
4th Quarter..........................................    18 1/8   32 1/2     12 3/8    19 5/8

     On March 31, 1999, the last reported sale price of our common stock was $37 1/8. On that date, there were approximately 6,487 holders of record of the common stock.

     We paid no quarterly dividends to the holders of our common stock during these periods. Dividends cannot be declared under the terms of our bank credit facility. Any future determination to pay cash dividends will be at the discretion of the board of directors and will be dependent upon our financial condition, operating results, capital requirements and such other factors as the board of directors deems relevant.

     On November 30, 1994, Ames adopted a Stock Purchase Rights Agreement as described in Note 8 to the Consolidated Financial Statements.

ITEM 6. SELECTED FINANCIAL DATA.

     The following selected financial data of Ames should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations,"as well as the Consolidated Financial Statements and related notes appearing elsewhere in this Annual Report.

                                             FISCAL YEAR         FISCAL YEAR        FISCAL YEAR       FISCAL YEAR
                                                ENDED               ENDED              ENDED             ENDED
                                            JAN. 30, 1999(a)    JAN. 31, 1998(g)    JAN. 25, 1997     JAN. 27, 1996
                                            ----------------    ----------------    -------------     -------------
                                                             (IN THOUSANDS EXCEPT PER SHARE DATA)
Net sales................................      $2,507,218          $2,233,118         $2,161,680        $2,104,231
Net income (loss)........................          33,830(h)           34,546(b)          17,301(c)         (1,618)(d)
Net income (loss) per common share(f)....            1.40                1.46(b)            0.79(c)          (0.08)(d)
Total assets.............................       1,483,393             610,042            536,793           502,582
Long-term debt and capital leases........         287,714              35,733             38,220            52,531

                                           FISCAL YEAR
                                              ENDED
                                           JAN. 28, 1995
                                           -------------

Net sales................................   $ 2,142,827
Net income (loss)........................        17,026(e)
Net income (loss) per common share(f)....           .79(e)
Total assets.............................       533,388
Long-term debt and capital leases........        77,095

------------------
(a) Includes Hills financial results for the month of January 1999.

(b) Includes charges of $1.6 million for the costs associated with the closing of two stores.

(c) Includes charges of $9.7 million for the costs associated with the closing of thirteen stores and an extraordinary loss, net of tax, of $1.4 million for the early extinguishment of debt.

(d) Includes charges of $20.9 million for the costs associated with the closing of seventeen stores and property gains of $9.1 million.

(e) Includes an extraordinary loss, net of tax, of $1.5 million for the early extinguishment of debt; property gains of $7.5 million; and a non-recurring gain of $12.0 million for a litigation settlement.

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

(h) Includes $8.2 million for the costs associated with the closing of seven stores.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

     Ames changed its fiscal year from the last Saturday in January to the Saturday nearest January 31, effective with the fiscal year ended January 30, 1999, which we refer to as "fiscal 1998." We made this change so that our fiscal year would coincide with the fiscal year of most other publicly-held retailers. Fiscal 1998 consisted of 52 weeks. Our fiscal year ended January 31, 1998, which we refer to as "fiscal 1997," consisted of 53 weeks. Our fiscal year ended January 25, 1997, which we refer to as "fiscal 1996," consisted of 52 weeks.

     You should read the discussion that follows in conjunction with the consolidated financial statements and accompanying notes included elsewhere in this Annual Report.

RESULTS OF OPERATIONS

FISCAL 1998 COMPARED TO FISCAL 1997

     On December 31, 1998, we acquired approximately 81.3% of the outstanding voting stock of Hills Stores Company. Accordingly, the operations of Hills and its subsidiaries during the month of January 1999 are included in our consolidated results of operations for fiscal 1998. Immediately following our acquisition of Hills, we began implementing a series of initiatives to prepare for the conversion of 150 of the Hills stores into Ames stores and the permanent closure of the five remaining Hills stores. These initiatives included the termination of most of Hills' corporate and administrative operations and personnel, the announced closure of seven Ames stores that we considered to be directly competitive with acquired Hills stores and the engagement of two experienced liquidation firms, Gordon Brothers Retail Partners and The Nassi Group, to operate the Hills stores until their closure and to liquidate Hills' merchandise inventories.

     Under our agreement with Gordon Brothers and The Nassi Group, we are entitled to retain from the proceeds of the liquidation sales, as a minimum guaranteed amount, 40% of the initial ticketed retail price of the inventory being sold, irrespective of the actual price at which it is sold. The remaining sale proceeds, net of the expenses of operating the stores, are payable to the liquidators as compensation for their services, subject to additional allocations to Ames to the extent the proceeds exceed specified targets. For financial reporting purposes, Hills' net sales during the month of January represent the actual sale proceeds from merchandise liquidation sales, its cost of merchandise sold represents the guaranteed minimum amount that Ames is entitled to retain, and its selling, general and administrative expenses include the portion of those proceeds that are to be paid over to the liquidators.

     Because of the unique nature of our contractual arrangements with Gordon Brothers and The Nassi Group, as well as the fact that 50 Hills stores were in the process of liquidation, Hills' results for the month of January 1999 are not representative of those of a retailer operating in the ordinary course of business and are not directly comparable to Ames' results exclusive of Hills. The acquisition of Hills also resulted in various costs and charges during the month of January 1999 that impacted Ames' consolidated results. These other costs and charges consisted principally of costs associated with terminating contracts that became obsolete with the acquisition of Hills, the write-off of deferred financing costs related to a prior credit facility, interest expense for borrowings incurred to finance the acquisition and a one-time charge for the announced closing of the seven Ames stores. The following table illustrates the separate contribution of Ames' full year of operations and Hills' one month of operations to various components of the consolidated results of operations for fiscal 1998, as well as the impact on these consolidated results of the other costs and charges described above:

                                                                                OTHER COSTS
                                                            AMES      HILLS     AND CHARGES    CONSOLIDATED
                                                          --------    ------    -----------    ------------
                                                                            (IN MILLIONS)
Net sales..............................................   $2,395.1    $112.1       $  --         $2,507.2

Costs and expenses (income)
  Cost of merchandise sold.............................    1,719.9      66.3          --          1,786.2
  Selling, general and administrative expenses.........      606.9      51.9         1.8            660.6
  Leased department and other income...................      (29.2)     (0.9)         --            (30.1)
  Depreciation and amortization expense, net...........       11.3       3.2          --             14.5
  Interest and debt expense, net.......................       11.4       1.9         1.9             15.2
  Store closing charge.................................         --        --         8.2              8.2
                                                          --------    ------       -----         --------
Income (loss) before income taxes......................       74.8     (10.3)      (11.9)            52.6
  Income tax (provision) benefit.......................      (26.7)      3.7         4.2            (18.8)
                                                          --------    ------       -----         --------
Net income (loss)......................................   $   48.1    $ (6.6)      $(7.7)        $   33.8
                                                          --------    ------       -----         --------
                                                          --------    ------       -----         --------

     The unique circumstances under which Hills' operations have been conducted since December 31, 1998 and the accounting treatment accorded those operations as a consequence of our agreement with Gordon Brothers and The Nassi Group distort any direct comparison of the principal components of Ames' consolidated results for fiscal 1998 and fiscal 1997. Accordingly, in the discussion that follows, Ames' net sales, gross margin, selling, general and administrative expense, and its leased department and other income for fiscal 1998 are presented and compared exclusive of the Hills results. The impact of the Hills acquisition is included in the comparison of depreciation and amortization expense and interest and debt expense.

     Ames' net sales (which exclude sales from leased shoe departments) increased 7.3%, to $2.40 billion in fiscal 1998 from $2.23 billion in fiscal 1997, due primarily to 7.2% growth in same-store sales. Ames experienced particularly strong improvements in sales of domestics, toys, ready-to-assemble furniture and women's sportswear. In comparing results for the two fiscal years, you should bear in mind that net sales in fiscal 1997 were favorably affected by the inclusion of a full or nearly full year of operations of two stores that were closed in the beginning of fiscal 1998 and by the fact that fiscal 1997 included one additional week of operations.

     Ames' gross margin increased $45.7 million in fiscal 1998 compared to fiscal 1997, but remained unchanged as a percentage of net sales at 28.2%. The gross margin rate in fiscal 1998 benefitted from a higher average markup on sales, which was partially offset by higher markdowns.

     Ames' selling, general and administrative expenses increased $25.3 million in fiscal 1998, but decreased as a percentage of net sales from 26.0% in fiscal 1997 to 25.3% in fiscal 1998. The percentage decrease was primarily attributable to a reduction in store related expenses and advertising expense, partially offset by an increase in health and medical costs.

     Ames' leased department and other income increased $4.1 million, or 16.3%, in fiscal 1998 compared to fiscal 1997. The increase was due primarily to the leased shoe department, layaway and vending income, as well as the receipt of funds previously held in a trust.

     Ames' depreciation and amortization expense increased by $4.6 million, or 69.1%, in fiscal 1998 compared to fiscal 1997. The increase related primarily to new point-of-sale systems and store automation equipment acquired under certain capital leases. The Hills acquisition added a further $3.2 million of depreciation and amortization expense associated with the additional depreciation and amortization of its fixed assets and beneficial lease rights and the amortization of goodwill relating to the excess of the Hills acquisition cost over the value of the acquired assets. We are amortizing the beneficial lease rights using the straight-line method over the terms of the related leases (which average approximately 25 years) and are amortizing the Hills goodwill over 25 years on a straight-line basis. The amortization of the excess of our revalued net assets over equity under fresh-start reporting remained the same in fiscal 1998 as in fiscal 1997. We are amortizing this amount over a ten-year period that will conclude in January 2003.

     The Hills acquisition resulted in a 31.5%, or $3.7 million, increase in consolidated interest expense, net of interest income, in fiscal 1998. Debt and capital lease obligations of Hills accounted for $1.9 million of the increase. Another $1.4 million of the increase was attributable to the non-cash write-off of deferred financing costs under Ames' prior credit facility. The balance was attributable to borrowings under our bank credit agreement to finance the costs of the acquisition.

     In the fourth quarter of fiscal 1998, we recorded charges of $8.2 million in connection with the announced closing of seven Ames stores that are scheduled to close in fiscal 1999. Principal components of these charges are for lease costs and the write-down of fixed assets. We have also planned for the closing of five of the acquired Hills stores and, pursuant to the purchase method of accounting, have provided for these closings in the valuation of the acquired Hills assets. In the fourth quarter of fiscal 1997, we recorded charges of $1.6 million in connection with the closing of two stores, of which $1.0 million was classified as a store closing charge and $0.6 million was recorded as part of the cost of merchandise sold.

     We recorded an income tax provision of $18.8 million in fiscal 1998, of which approximately $0.5 million will be paid in cash. In fiscal 1997, we recorded an income tax provision of $19.1 million, of which approximately $0.3 million was paid in cash. See Note 10 of the Notes to Consolidated Financial Statements for an explanation of fresh-start reporting and SFAS No. 109.

FISCAL 1997 COMPARED TO FISCAL 1996

     We reported improvements in sales and net earnings for fiscal 1997 over fiscal 1996. The improvements were due to the favorable impact of our opening 21 new stores in the preceding two fiscal years, our closing of 12 underperforming stores at the beginning of fiscal 1997 and the continued improvement in our gross margin rate.

The following table sets forth various components of Ames' results of operations for fiscal 1996 and 1997 expressed in dollars and as a percentage of net sales:

                                                             FISCAL 1996                      FISCAL 1997
                                                    -----------------------------    -----------------------------
                                                    IN MILLIONS    % OF NET SALES    IN MILLIONS    % OF NET SALES
                                                    -----------    --------------    -----------    --------------
Net sales........................................    $ 2,161.7          100.0%        $ 2,233.1          100.0%
Costs and expenses (income):
  Cost of merchandise sold.......................      1,565.7           72.4           1,603.6           71.8
  Selling, general and administrative expenses...        564.4           26.1             581.7           26.1
  Leased department and other income.............        (25.8)          (1.2)            (25.1)          (1.1)
  Depreciation and amortization expense, net.....          4.7            0.2               6.7            0.3
  Interest and debt expense, net.................         19.0            0.9              11.6            0.5
  Store closing charge...........................          6.9            0.3               1.0             --
                                                     ---------         ------         ---------         ------
  Income before income taxes and extraordinary
     item........................................         26.8            1.3              53.6            2.4
Income tax (provision)...........................         (8.1)          (0.4)            (19.1)          (0.9)
                                                     ---------         ------         ---------         ------
Income before extraordinary item.................         18.7            0.9              34.5            1.5
Extraordinary loss, net..........................          1.4            0.1                --             --
                                                     ---------         ------         ---------         ------
     Net income..................................    $    17.3            0.8%        $    34.5            1.5%
                                                     ---------         ------         ---------         ------
                                                     ---------         ------         ---------         ------

     Net sales increased 3.3%, from $2.16 billion in fiscal 1996 to $2.23 billion in fiscal 1997, due to an increase of 2.1% in same-store sales, the inclusion of 53 weeks of operations in fiscal 1997 and the opening of new stores.

     Gross margin increased $33.5 million, or 0.6% as a percentage of net sales, in fiscal 1997. The gross margin rate was favorably impacted by a slightly higher average markup on sales and a reduction in markdowns. These factors were partially offset by higher volume of "55 Gold(Registered) Savings" senior citizen markdowns in fiscal 1997. Cost of merchandise sold in fiscal 1997 included a $0.6 million charge for inventory write-downs associated with two stores that were designated for closing in fiscal 1998. Cost of merchandise sold in fiscal 1996 included a $2.8 million charge for inventory write-downs associated with 13 stores that were designated for closing in fiscal 1997.

     Selling, general and administrative expenses increased $17.3 million in fiscal 1997, but remained unchanged as a percentage of net sales compared to fiscal 1996. The increase was primarily attributable to higher payroll expenses, a substantial portion of which was related to the inclusion of an additional week of operations and to federal minimum wage increases. Insurance expense increased due to a greater loss experience in fiscal 1997 compared to fiscal 1996.

     Leased department and other income declined $0.7 million (or 2.7%) in fiscal 1997 compared to fiscal 1996, due primarily to a decline in sales at leased shoe departments.

     Depreciation and amortization expense increased by $2.0 million, or 0.1% as a percentage of net sales, in fiscal 1997. Depreciation and amortization expense included impairment losses of $1.2 million in fiscal 1997 and $2.2 million in fiscal 1996 that were recorded pursuant to the adoption of SFAS No. 121 in the fourth quarter of fiscal 1995. Depreciation and amortization also included depreciation on capital additions subsequent to December 26, 1992, the date on which we wrote off all of our non-current assets in connection with the adoption of fresh-start reporting. The amortization of the excess of revalued net assets over equity under fresh-start reporting remained the same in fiscal 1997 as in fiscal 1996. We are amortizing this amount over a ten-year period.

     Interest and debt expense, net of interest income, declined $7.4 million, or 0.4% as a percentage of net sales, in fiscal 1997. The reduction was primarily due to a reduction in the amortization of deferred financing costs, a reduction in short-term interest expense and the favorable impact of lower outstanding long-term debt and capital lease balances. The decrease in short-term interest expense reflected a decrease in short-term borrowings (weighted average of $66.5 million in fiscal 1997 compared to $86.1 million in fiscal 1996) and a decrease in interest rates under our revolving credit facility. Our average outstanding long-term debt and capital lease balances decreased to $41.3 million in fiscal 1997 from $56.3 million in fiscal 1996.

     During fiscal 1997, we realized proceeds of $1.9 million from the sale of our rights under a lease, which resulted in a deferred gain of $1.7 million to be recognized over a 20-year period. During fiscal 1996, we sold our rights under several leases for a total of $0.7 million in proceeds and recognized gains totaling $0.4 million.

     In the fourth quarter of fiscal 1997, we recorded charges of $1.6 million in connection with the closing of two stores, of which $1.0 million was classified as a store closing charge and $0.6 million was classified as part of the cost of merchandise sold. Both of the stores closed in February 1998. In the fourth quarter of fiscal 1996, we recorded charges of $9.7 million in connection with the closing of 13 stores. The $9.7 million is classified in two line items:
$6.9 million as a store closing charge and $2.8 million as part of cost of merchandise sold.

     We recorded an income tax provision of $19.1 million in fiscal 1997, of which approximately $0.3 million was paid in cash. In fiscal 1996, we recorded a non-cash income tax provision of $8.1 million.

     As a result of our termination of a revolving credit facility in December 1996, we recorded in fiscal 1996 a non-cash extraordinary charge of $1.4 million, net of tax benefit of $0.6 million. The tax benefit was recorded as a reduction of additional paid-in capital. The charge was for the write-off of the deferred financing costs related to the facility.

LIQUIDITY AND CAPITAL RESOURCES

     Our principal sources of liquidity are our bank credit facility, cash from operations and cash on hand. Our current bank credit facility consists of a revolving credit facility of up to $650.0 million, with a sublimit of $150.0 million for letters of credit, which expires June 30, 2002. Borrowings under the bank credit facility are secured by substantially all of our assets and we are required to meet certain financial covenants after February 2000. In addition, we are required to maintain a minimum availability of at least
$100.0 million. Our peak borrowing level in fiscal 1998 under this bank credit facility and a predecessor facility was $148.3 million. We believe we will have sufficient liquidity to meet our financial obligations for the foreseeable future.

     Our cash position decreased by $22.1 million during fiscal 1998. The decrease was due primarily to $103.9 million paid out in the acquisition of Hills (net of cash acquired), $51.6 million of capital expenditures and $16.3 million in debt and capital lease payments, partially offset by $111.6 million in cash from operations and $44.9 million of borrowings under our bank credit facility. Our cash position increased by $11.7 million during fiscal 1997. This increase was primarily due to $56.8 million of cash from operations, partially offset by $32.9 million of capital expenditures and $15.7 million of debt and capital lease payments.

     Merchandise inventories increased by $197.7 million in fiscal 1998 due to planned increases and the inclusion of $169.1 million of merchandise inventories of Hills. The Hills inventories have been valued at approximately 40% of the initial ticketed retail price of the merchandise, which represents the minimum amount we are entitled to retain out of the proceeds from the liquidation of the merchandise. Our merchandise inventories increased by $32.8 million in fiscal 1997 as a result of planned increases as well as early receipts of additional merchandise for our 40th anniversary promotion held in March 1998. We use the first-in, first-out (FIFO) method of accounting for inventories.

     Net fixed assets increased by $288.3 million during fiscal 1998 due to the inclusion of $230.9 million in net fixed assets of Hills and $77.5 million of capital expenditures, including $25.9 million in new point-of-sale information equipment and related software acquired under capital leases. The Hills net fixed assets were adjusted to their estimated fair value as of the acquisition date. In fiscal 1997, our net fixed assets increased by $19.7 million.

     Beneficial lease rights represent the excess of the fair market value of the acquired Hills leases over contract value of those leases. We are amortizing this amount over the terms of the related leases (which average approximately
25 years) using the straight-line method. Goodwill is being amortized over 25 years using the straight-line method.

     Accounts payable increased $173.6 million during fiscal 1998 due to improved payment terms and the inclusion of Hills accounts payable of $127.8 million as of January 30, 1999. Accounts payable increased $34.2 million during fiscal 1997 due to improved payment terms and an increase in merchandise receipts in January 1998 over January 1997.

     Long-term debt as of January 30, 1999 consisted of borrowings under our bank credit facility of $44.9 million and $50.9 million of Hills senior notes that remained outstanding after the acquisition.

     Capital lease and financing obligations increased by $165.5 million during fiscal 1998 due to the inclusion of $147.9 million of capital lease and financing obligations of Hills and $25.9 million of new capital leases.

     We have not paid any cash dividends during the past three fiscal years. The payment of cash dividends is restricted under the terms of our bank credit facility.

CAPITAL EXPENDITURES

     Capital expenditures for fiscal 1998 were $77.5 million, including
$25.9 million in new point-of-sale information equipment and related software acquired pursuant to capital leases. The capital expenditure amount also included, among other items, the opening of six new stores, the remodeling of 22 stores and the upgrading of certain management information systems. Capital expenditures for fiscal 1997 were $32.9 million and included, among other items, the opening of nine new stores, the remodeling of nine stores and the upgrading of certain management information systems, including the installation of new point-of-sale systems in ten stores.

     Capital expenditures are expected to be approximately $210.0 million for fiscal 1999, primarily for the remodeling and conversion of 150 of the acquired Hills stores and nine former Caldor stores. We expect to finance conversion expenditures, including but not limited to, distribution center equipment purchases, store fixtures and equipment and remodeling expenses, through internally generated funds and borrowings under our bank credit facility. We expect to finance a substantial portion of new point-of-sale systems through capital leases. Land, buildings and improvements are financed principally through long-term leases.

SEASONALITY

     Our business is seasonal in nature, with a large portion of our net sales occurring in the second half of our fiscal year as a result of the back-to-school and Christmas shopping seasons. Net sales are highest in the last fiscal quarter (31.7% in fiscal 1998). The demand for working capital is heaviest in May, and from August through November, when sufficient merchandise must be purchased for the spring, back-to-school and Christmas seasons, respectively.

YEAR 2000 READINESS

     In operating our business, we are dependent on information technology and process control systems that employ computers as well as embedded microprocessors. We also depend on the proper functioning of the business systems of third parties, particularly the more than 3,200 vendors from whom we purchase the merchandise sold in our stores. Many computer systems and microprocessors can only process dates in which the year is represented by two digits. As a result, some of these systems and processors may interpret "00" incorrectly as the year 1900 instead of the year 2000, in which event they could malfunction or become inoperable after December 31, 1999. Systems and processors that can properly recognize the year 2000 are referred to as "year 2000 compliant."

     As previously reported, we initiated a comprehensive program to prepare our computer systems and applications for the year 2000. We have spent approximately $3.8 million on this program through the end of fiscal 1998 and expect that full implementation of the program will involve an additional $2.0 million to $2.5 million, including expenditures for software and consulting services. Additionally, we estimate the allocated costs of our internal system development staff who are implementing our year 2000 initiatives to be $3.5 million to $4.0 million over the life of the project.

FORWARD-LOOKING STATEMENTS

     The statements contained or incorporated by reference in this Management's Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this Annual Report that are not historical facts are "forward-looking statements," as that term is defined in the Private Securities Litigation Reform Act of 1995. Those statements include all discussions of strategy as well as statements that contain such forward-looking expressions as "believes," "estimates," "expects," "intends," "may," "will," "should," or "anticipates" or the negative thereof. In addition, from time to time, we or our representatives have made or may make forward-looking statements, orally or in writing. Furthermore, forward-looking statements may be included in our filings with the Securities and Exchange Commission as well as in press releases or oral presentations made by or with the approval of one of our authorized executive officers.

     We caution you to bear in mind that forward-looking statements, by their very nature, involve assumptions and expectations and are subject to risks and uncertainties. Although we believe that the assumptions and expectations reflected in the forward-looking statements contained herein are reasonable, no assurance can be given that those assumptions or expectations will prove to have been correct. Important factors that could cause actual results to differ materially from our expectations include, but are not limited to, the following:

     o deteriorating general economic conditions in the United States, particularly in the regions in which our stores are located;

     o decreased consumer spending, particularly among those consumers who comprise our primary customer base;

     o increased competition from other discount retailers, including major national chains, as well as from merchandise offerings on the Internet;

     o severe adverse weather conditions during the winter months, particularly during the peak Christmas holiday shopping season; and

     o failure of our suppliers to make their computer systems year 2000 compliant in a timely manner.

     All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these factors and the cautionary statements contained herein.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     We have exposure to interest rate volatility primarily relating to interest rate changes applicable to revolving loans under our bank credit facility. These loans bear interest at rates which vary with changes in (i) the London Interbank Offered Rate (LIBOR) or (ii) a rate of interest announced publicly by Bank of America NT&SA.

     We do not speculate on the future direction of interest rates. As of January 30, 1999, approximately $44.9 million of our debt bore interest at variable rates. We believe that the effect, if any, of reasonably possible near term changes in interest rates on our consolidated financial position, results of operations or cash flows would not be significant.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     See Index to Consolidated Financial Statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVES OF THE REGISTRANT.

     The following table sets forth information with respect to the executive officers and directors of Ames:

NAME                           AGE   POSITION
-----------------------------  ---   ----------------------------------------------------------------------
Joseph R. Ettore.............  59    President and Chief Executive Officer
Denis T. Lemire..............  51    Executive Vice President and Chief Operating Officer
Rolando de Aguiar............  50    Executive Vice President and Chief Financial and Administrative
                                       Officer
James J. Aglio, Jr...........  46    Senior Vice President and General Merchandise Manager, Home Lines
Lisa Bachmann................  37    Senior Vice President, Allocation and Planning
Eugene E. Bankers............  59    Senior Vice President, Marketing
Richard L. Carter............  50    Senior Vice President, Human Resources
David S. Covitz..............  57    Senior Vice President and General Merchandise Manager, Hardlines
Paul C. Lanham...............  41    Senior Vice President, Chief Information Officer
David H. Lissy...............  55    Senior Vice President, General Counsel and Corporate Secretary
Alfred B. Petrillo, Jr.......  56    Senior Vice President, Store Planning
Grant C. Sanborn.............  47    Senior Vice President, Store Operations
Sanford H. Sansavera.........  50    Senior Vice President and General Merchandise Manager, Softlines
John Tempesta................  50    Senior Vice President, Logistics
James A. Varhol..............  43    Senior Vice President, Asset Protection
Paul M. Buxbaum..............  44    Director and Chairman of the Board
Francis X. Basile............  66    Director
Alan Cohen...................  62    Director
Richard M. Felner............  63    Director
Sidney S. Pearlman...........  67    Director
Laurie M. Shahon.............  47    Director

     Joseph R. Ettore has been President, Chief Executive Officer and a director of Ames since he joined our company in June 1994. Mr. Ettore has nearly
30 years of experience in the retailing industry. From July 1993 to June 1994, he was President, Chief Executive Officer and a director of Jamesway Corp., a regional discount store chain based in Secaucus, New Jersey, where he had previously served in various merchandise management positions from 1982 to 1989. He served as President, Chief Operating Officer and a director of Stuarts Department Stores Inc., a regional discount store chain based in Franklin, Massachusetts, from October 1989 until October 1992, when he was promoted to President, Chief Executive Officer and Chairman of the Board of that company. Mr. Ettore remained a director of Stuarts until May 1994. Jamesway filed for protection under chapter 11 of the Bankruptcy Code in July 1993, emerged from the chapter 11 case in January 1995 and re-filed for protection under chapter 11 in October 1995. Stuarts filed under chapter 11 in December 1990, emerged from the chapter 11 case in October 1992 and re-filed for protection under chapter 11 in May 1995.

     Denis T. Lemire joined Ames in August 1994 as Executive Vice President, Merchandising and was promoted to Executive Vice President and Chief Operating Officer in March 1999. Mr. Lemire has nearly 25 years of retailing experience. He served as President and Chief Operating Officer of Stuarts Department Stores Inc. from November 1993 to August 1994 and as Senior Vice President, Merchandising, of Stuarts from April 1990 to November 1993. From 1989 to 1990, Mr. Lemire was a General Merchandise Manager at American Eagle Outfitters, Inc., a subsidiary of Retail Ventures, Inc. From 1987 to 1989, he served as President of the Buying Network. Prior thereto, Mr. Lemire served for twelve years with Marshalls, formerly a division of Melville Corp., including as Vice President and General Merchandise Manager, Women's Apparel, from 1983 to 1987 and as Merchandising Manager from 1978 to 1983. Stuarts filed under chapter 11 in December 1990, emerged from the chapter 11 case in October 1992 and re-filed for protection under chapter 11 in May 1995.

     Rolando de Aguiar joined Ames as Executive Vice President and Chief Financial Officer in April 1998 and was promoted to Executive Vice President and Chief Financial and Administrative Officer in March 1999. From

March 1997 to March 1998, he was President of Aguiar Associates, a retailing consulting firm. From October 1994 to January 1997, he served as Executive Vice President and Chief Administrative Officer of Gruma S.A. de C.V., a leading packaged food producer in Mexico, and from September 1991 to August 1994, he held senior financial positions at Sears, Roebuck & Co., including Vice President and Controller--Merchandise Group for Sears' U.S. operations and, prior thereto, Vice President, Planning and Development at Sears in Mexico.
Mr. de Aguiar previously served for ten years at Occidental Petroleum Corporation in various management positions, including Manager of Mergers and Acquisitions, Chief Financial Officer of the Minerals Division and Director of Internal Audit for Occidental Petroleum's worldwide operations.

     James J. Aglio, Jr. became Senior Vice President, General Merchandise Manager, of Ames' Home Lines Division in June 1998. Since joining Ames in July 1974, he has served in various merchandising positions, including as a buyer, a Divisional Merchandise Manager, Assistant Vice President, and Vice President of the Home Lines Division.

     Lisa Bachmann joined Ames in August 1997 as Vice President, Allocation and Planning, and was named Senior Vice President, Allocation and Planning, in December 1998, when she also assumed responsibility for the Merchandising Information Office. From 1983 to 1997, she held several management positions with the Casual Corner Group, Inc., including Senior Merchandise Planner at Ups N' Downs, Director--Planning & Allocation at the Capezio Division, Vice President--Planning & Allocation, Casual Corner Division, and Vice President-- Planning & Allocation for the Casual Corner and Petite Sophisticate Divisions.

     Eugene E. Bankers joined Ames as Senior Vice President, Marketing, in January 1994. Prior to joining Ames, he served for nearly 14 years in several capacities at ShopKo Stores, Inc., including Vice President, Communications and Investor Relations from 1991 to 1993, Vice President of Advertising, Public Relations and Sales Promotion from 1986 to 1990, Vice President Planning and Real Estate from 1984 to 1986 and Divisional Merchandise Manager from 1981 to 1984.

     Richard L. Carter joined Ames in February 1993 as Senior Vice President, Human Resources. From May 1978 to 1993 Mr. Carter held a variety of senior management positions with The May Department Stores Company, most recently as Senior Vice President, Human Resources for G. Fox Department Stores in Hartford, Connecticut. While with May, he also served as Senior Vice President, Human Resources, for Hahne's Department Stores in New Jersey and as Director of Executive Development at May's corporate headquarters in St. Louis, Missouri. Mr. Carter began his career in 1978 at O'Neil's Department Stores, where he served in a variety of Human Resources positions.

     David S. Covitz joined Ames in November 1989 as Divisional Merchandise Manager and subsequently was promoted to the position of Vice President, General Merchandise Manager. Mr. Covitz was named to his current position as Senior Vice President and General Merchandise Manager, Hardlines, in June 1998. Prior to joining Ames he held positions in the buying division at Filene's and as Vice President/Divisional Merchandise Manager at Gold Circle Stores.

     Paul C. Lanham joined Ames in October 1994 as Vice President, Planning and Allocation. He was named Senior Vice President, Management Information Systems, in March 1995, and assumed his current position as Senior Vice President and Chief Information Officer in March 1996. Prior to joining Ames Mr. Lanham held a variety of positions in the retailing industry, including Director of Inventory Management at Brookstone, Inc., Distribution Manager and Regional Merchandise Manager at Payless Shoesource, Inc., and Systems Analyst, Distributor and Store Manager at The Gap Inc.

     David H. Lissy joined Ames in June 1990 and was named Senior Vice President, General Counsel and Corporate Secretary in December 1992. Prior to joining Ames, Mr. Lissy served in senior positions in a number of other major corporations, including United Brands and Gulf & Western, and in the federal government, where from 1969 to 1977 he held positions including Special Assistant to the President, Special Assistant to the Secretary of State and Executive Secretary of the Department of Health Education and Welfare.
Mr. Lissy has also owned Samuel Lehrer & Co., Inc., a wholesaler of fine quality fabrics, since 1988.

     Alfred B. Petrillo, Jr. joined Ames in October 1995 as Senior Vice President, Store Planning. Prior to joining Ames, Mr. Petrillo was Senior Vice-President, Store Planning, Construction, Visual Merchandising, Planogramming, Maintenance and Energy at Jamesway. He joined Jamesway in 1969 as Director of Store Planning and Construction. He was promoted to Assistant Vice President, Store Planning and Construction in 1973 and served as Vice President, Store Planning, Construction, Maintenance and Energy from 1976 to 1995.
Mr. Petrillo began his career in 1962 as an architectural designer and draftsman at the firm of John Scacchetti,

AIA. Jamesway filed for protection under chapter 11 of the Bankruptcy Code in July 1993, emerged from the chapter 11 case in January 1995 and re-filed for protection under chapter 11 in October 1995.

     Grant C. Sanborn joined Ames in April 1971 as an assistant manager and was named Senior Vice President, Store Operations, in January 1995. Since joining Ames, Mr. Sanborn has held a wide variety of field store operations positions, including Store Manager at seven locations, District Manager in both northern Maine and Syracuse, New York, Assistant Regional Director and Regional Operations Director. In July 1991, Mr. Sanborn joined Ames' corporate headquarters as Director of Operations, with responsibility for remodelling, merchandise presentation and store planning, construction and facilities. In October 1993, he was promoted to Vice President, Store Operations. In January 1995 he became responsible for Ames' entire field organization.

     Sanford H. Sansavera joined Ames in May 1993 as Divisional Merchandise Manager--Jewelry and assumed additional responsibility for Accessories in August 1994. He was promoted to Senior Vice President, General Merchandise Manager--Softlines, in June 1998. Prior to joining Ames, Mr. Sansavera spent
21 years with The May Department Stores Company in a variety of positions, including General Manager--Merchandise, Branch Store Divisional Manager, Department Manager and Store Manager.

     John Tempesta joined Ames in February 1999 as Senior Vice President, Logistics, and is responsible for all aspects of Ames' logistics and distribution network. From 1994 to 1999, Mr. Tempesta was with Caldor Corporation, most recently as Senior Vice President, Distribution/Logistics. From 1988 to 1993, Mr. Tempesta was a Senior Vice President, Catalogue Operations, at Chadwick's of Boston, a division of TJX Companies, Inc. From 1983 to 1988, he was Senior Vice President, Operations, at Filene's Basement. He also has held management positions at Hit or Miss and Zayre Corporation. Caldor filed for protection under chapter 11 in September 1995.

     James A. Varhol joined Ames in August 1995 as Senior Vice President, Asset Protection, and is responsible for all aspects of corporate, store and distribution center loss prevention and safety initiatives. From 1977 to 1995, Mr. Varhol was employed at Jamesway Corp., where he served in various positions, including eight years as Vice President of Loss Prevention. Jamesway filed for protection under chapter 11 of the Bankruptcy Code in July 1993, emerged from the chapter 11 case in January 1995 and re-filed for protection under chapter 11 in October 1995.

     Paul M. Buxbaum became a director of Ames in 1992 and Chairman of its Board of Directors in 1993. He has been President of Buxbaum Group & Associates, Inc., a nationwide retail consulting company since 1984, and since 1998 has been Chief Executive Officer of Global Health Sciences, Inc., a developer, manufacturer and packager of vitamins, herbs, dietary supplements and protein powders. He is also a director of Lamonts Apparel, Inc. and was formerly a director of Herbalife International, Inc. and Richmond Gordman 1/2 Price Stores.

     Francis X. Basile has been a director of Ames since 1992. Prior to his retirement in January 1992, he served as Chairman and Chief Executive Officer of the CIT Group/Factoring, Inc. from 1986. He also served as a director and Chairman of the National Commercial Finance Association and a member of its Executive Committee.

     Alan Cohen has been a director of Ames since 1992. He has been Chairman of Alco Capital Group, Inc., a diversified financial service and investment company, since 1975, and Chief Executive Officer of Russ Toggs, Inc., since November 1993. He also serves as Chairman of the Board of Alco Cadillac-Pontiac Sales Corp., and formerly served as court-appointed trustee of Tower Financial Corporation and as Chief Executive Officer of Health-Tex, Inc.

     Richard M. Felner has been a director of Ames since 1994. Since 1991, he has been the head of Richard M. Felner Associates, a consulting firm specializing in retail and commercial real estate. From 1985 to 1991, he was Vice President of Real Estate and Corporate Development, and a director of Worth Stores Corporation, a subsidiary of Reitmans Ltd., Canada's largest women's apparel retailer.

     Sidney S. Pearlman has been a director of Ames since 1992. He has been retired since May 1991, after 40 years in the retailing industry, including service as President of three department store chains and as Senior Vice President/General Merchandise Manager of Younkers, Inc. from 1987 to March 1991.

     Laurie M. Shahon has been a director of Ames since 1995. Since January 1994, she has served as President of the Wilton Capital Group, which invests as a principal in later-stage venture capital companies and medium-sized management buyouts. From April 1988 to December 1993, she served as a Managing Director of "21" International Holdings, Inc., a privately-owned holding company. She is also a director of One Price Clothing Stores, Inc. and Homeland Holdings Corporation. Ms. Shahon has informed Ames that she will not stand for reelection at the 1999 annual meeting.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth each item of compensation paid, earned or awarded over each of the preceding three years to the Chief Executive Officer and the four other most highly paid executive officers serving at January 30, 1999.

                           SUMMARY COMPENSATION TABLE

                                                                                               LONG-TERM COMPENSATION
                                                                                      ----------------------------------------
                                                         ANNUAL COMPENSATION             AWARDS
                                                   -------------------------------    ------------  (#) SECURITIES
                                                                          OTHER       RESTRICTED      UNDERLYING
                                           FISCAL                         ANNUAL        STOCKS          OPTIONS      ALL OTHER
NAME & PRINCIPAL POSITION                  YEAR     SALARY   BONUS(a)    COMP.(g)     AWARDS(b)         SARS(c)      COMP.(d)
-----------------------------------------  ------  --------  --------   ----------    ------------   -------------   ---------
Joseph R. Ettore ........................   1998   $939,423  $750,000   $2,311,675(f)   $       0       325,000(f)   $2,840,538(f)
  President & Chief                         1997    866,346   425,000      (e)                  0             0         39,589
  Executive Officer                         1996    815,385   575,000      (e)                  0       300,000(f)      39,938

Denis T. Lemire .........................   1998    387,500   160,000      387,575        695,700        15,000          6,900
  Executive Vice President and              1997    369,712   150,000      (e)                  0             0          7,860
  Chief Operating Officer                   1996    324,038   140,000      (e)                  0        59,000          6,017

Eugene E. Bankers .......................   1998    245,654    99,360      268,325        347,850         7,500          8,419
  Senior Vice President,                    1997    240,161    96,000      (e)                  0             0          6,833
  Marketing                                 1996    224,473    90,853      (e)                  0         6,300          8,016

David H. Lissy ..........................   1998    234,844    94,995      268,325        347,850         7,500          7,222
  Senior Vice President,                    1997    231,183    91,783      (e)                  0             0          6,559
  General Counsel and Corporate Secretary   1996    220,193    88,679      (e)                  0         6,300          6,881

Richard L. Carter .......................   1998    227,049    91,835      268,325        347,850         7,500          5,689
  Senior Vice President,                    1997    223,853    88,729      (e)                  0             0          7,806
  Human Resources                           1996    205,634    71,788      (e)                  0         6,300          5,746

------------------
(a) Includes certain signing bonuses and bonuses earned under the Annual Incentive Compensation Plan (see below).
(b) Pursuant to the 1998 Stock Incentive Plan (the "1998 Incentive Plan") and the 1995 Long Term Incentive Plan (the "1995 Incentive Plan"; see below), a total of 215,000 shares of Restricted Stock in the aggregate were awarded in Fiscal 1998. The awards were made to each Executive Vice President and each Senior Vice President. The dollar value of the Restricted Stock award shown in the table was calculated by multiplying the share price of Ames' common stock on the date of the award by the number of shares awarded. As of January 30, 1999, a total of 240,000 shares of the Restricted Stock that had been awarded under the 1998 Incentive Plan and the 1995 Incentive Plan remained outstanding and unvested. The total aggregate value of these shares was $7,380,000, based on a market price of Ames' common stock of $30.75 as of January 30, 1999.
(c) Stock options were granted to certain members of management pursuant to the 1998 Incentive Plan and the 1994 Option Plan (see below).
(d) Includes Ames' matching contributions under the Retirement and Savings Plan (see below), excess paid life insurance; and for J. Ettore, $40,112, $31,629 and $31,943 of paid disability and life insurance coverage in fiscal years 1998, 1997 and 1996, respectively.
(e) Includes a car allowance and/or living allowance (for J. Ettore and D. Lemire) that aggregated to the lesser of $50,000 or 10% of the individual executive's total salary and bonus.
(f) Pursuant to the terms of an employment agreement entered into between Ames and Mr. Ettore on June 1, 1998, Mr. Ettore surrendered rights with regard to 300,000 shares of common stock. In consideration therefor, Mr. Ettore received (i) 70,200 shares of common stock, (ii) 125,000 stock appreciation rights, and (iii) $2,666,100 in cash (including $1,514,700 for the payment of taxes by Mr. Ettore on the 70,200 shares of common stock). See "Employment Contracts" below.
(g) Amounts shown primarily represent the Cash Payment made on the Vesting Date for the Restricted Stock (as each such term is defined below) awarded pursuant to the 1995 Incentive Plan: Mr. Ettore ($759,375), Mr. Lemire ($354,375), Mr. Bankers, Mr. Lissy and Mr. Carter ($253,125 each). In addition, Mr. Ettore's amount includes $1,514,700 for the payment of taxes referenced in (f) above.

OPTION AND SAR GRANTS IN LAST FISCAL YEAR

     The table below discloses information regarding grants of stock options and stock appreciation rights (SARs) to the named executive officers during fiscal 1998:

                                                                                                    POTENTIAL
                                                                                                 REALIZABLE VALUE
                                                     INDIVIDUAL GRANTS                              AT ASSUMED
                                   ------------------------------------------------------             ANNUAL
                                    NUMBER OF        % OF                                         RATE OF STOCK
                                   SECURITIES       TOTAL                                             PRICE
                                   UNDERLYING      OPTIONS/SARS    EXERCISE                        APPRECIATION
                                   OPTIONS/SARS    GRANTED TO      OR BASE                       FOR OPTION TERM
                                     GRANTED       EMPLOYEES IN     PRICE      EXPIRATION    ------------------------
NAME                                   (#)         FISCAL 1998      ($/SH)       DATE            5%           10%
--------------------------------   ------------    ------------    --------    ----------    ----------    ----------
Joseph R. Ettore................       200,000         35.5%       $  23.38      5/31/08     $2,942,000    $7,452,000
                                       125,000(a)      22.2%       $   2.00(b)   5/31/08     $1,838,750    $4,657,500
Denis T. Lemire.................        15,000          2.7%       $  15.00      10/9/03     $   62,250    $  137,550
Eugene E. Bankers...............         7,500          1.3%       $  15.00      10/9/03     $   31,125    $   68,775
Richard Carter..................         7,500          1.3%       $  15.00      10/9/03     $   31,125    $   68,775
David H. Lissy..................         7,500          1.3%       $  15.00      10/9/03     $   31,125    $   68,775

(a) Pursuant to the terms of an employment agreement entered into between the Company and Mr. Ettore on June 1, 1998, Mr. Ettore surrendered certain rights with regard to 300,000 shares of common stock. In consideration therefor, Mr. Ettore received (i) 70,200 shares of common stock,
    (ii) 125,000 stock appreciation rights, and (iii) $2,666,100 in cash (including $1,514,700 for the payment of taxes by Mr. Ettore on the 70,200 shares of common stock). See "Employment Contracts" below.

(b) Equals the exercise price of the rights surrendered by Mr. Ettore as described in footnote (a) above. The market price of the common stock on June 1, 1998 was $23.38.

     Pursuant to the 1994 Management Stock Option Plan (the "1994 Option Plan"), Ames may grant options with respect to an aggregate of up to 1,700,000 shares of common stock, provided that no individual optionee may receive in excess of 200,000 shares of common stock upon exercise of options granted under the 1994 Option Plan. During fiscal year 1998, options with respect to a total of 65,000 shares of common stock were issued under the 1994 Option Plan to members of management. After terminations and exercises, options with respect to a total of 520,251 shares of common stock were outstanding as of January 30, 1999. The exercise prices of the options are equal to the fair market value of the common stock on the date the options were granted. Except as noted below, one-third of the shares underlying the options may be purchased annually for each of three years, beginning one year from the grant date. For options granted to J. Ettore in June 1994, one-fifth of the shares underlying the options may be purchased annually for each of five years, beginning one year after the grant date. For all options granted on May 21, 1996 and all options granted after May 1, 1997, 100% of the shares underlying the options may be purchased one year after the grant date. The unexercised portion of the options granted under the 1994 Option Plan will terminate upon the expiration of five years from the grant date, except as follows: the options granted to J. Ettore in June, 1994 terminate six years from grant date; and the options granted to D. Lemire in August 1996 terminate ten years from grant date.

     The 1998 Incentive Plan, approved by stockholders in May 1998, provides for the grant of Awards (as defined in the 1998 Incentive Plan) and makes available for Awards an aggregate amount of 1,800,000 shares of common stock. The maximum number of shares of common stock with respect to which Awards may be granted (or measured) to any individual participant may not exceed 300,000. During fiscal 1998, options with respect to a total of 497,600 shares of common stock were issued under the 1998 Incentive Plan to members of management. As of January 30, 1999, 10,250 shares had been forfeited and the remaining 487,350 were unvested. The exercise prices are equal to the fair market value of the common stock on the date the stock option is granted. Options issued under the 1998 Incentive Plan may be exercised one year after the grant date. This Plan will terminate in May 2008.

AGGREGATED SAR EXERCISES IN LAST FISCAL YEAR AND FY-END SAR/OPTION VALUES

     The table below discloses information regarding aggregated exercises of stock options and SARs by the named executive officers during Fiscal 1998 and stock options and SARs held by the named executive officers as of January 30, 1999. There were no stock options or SARs repriced during Fiscal 1998.

AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FY-END SAR/OPTION VALUES

                                                                            # OF SHARES             VALUE OF
                                                                            UNDERLYING             UNEXERCISED
                                                                            UNEXERCISED           IN-THE-MONEY
                                                                           SARS/OPTIONS           SARS/OPTIONS
                                                                            AT 1/30/99            AT 1/30/99($)
                                              # SHARES     ($) VALUE       EXERCISABLE/           EXERCISABLE/
NAME                                          EXERCISED    REALIZED(a)     UNEXERCISABLE          UNEXERCISABLE
--------------------------------------------  ---------    -----------    ---------------     ---------------------
Joseph R. Ettore............................         0       $     0      160,000/365,000(b)  $4,320,000/$5,897,625(b)
Denis T. Lemire.............................    29,000       625,710        33,333/31,667           947,657/710,093
Eugene E. Bankers...........................    27,300       546,544              0/7,500                 0/118,125
David H. Lissy..............................    27,300       522,656              0/7,500                 0/118,125
Richard L. Carter...........................         0             0         17,300/7,500           444,385/118,125

------------------
(a) Dollar value realized represents the number of options exercised multiplied by the difference between the market price of Ames' common stock at date of exercise and the strike price of the options.

(b) Includes 125,000 SARs granted to J. Ettore pursuant to an employment contract which is more fully described below. The dollar value of the SARs in the table is calculated by multiplying the number of SARs times the difference between (i) $2.00 (representing the exercise price of certain rights surrendered by Mr. Ettore in connection with the Ettore Agreement (as defined)) and (ii) $28.741, the average closing price of a share of common stock during the twenty trading days prior to January 30, 1999.

     All SARs granted to members of management in connection with the Ames' emergence from Chapter 11 protection in 1992 expired as of December 30, 1997. During Fiscal 1997, a total of 166,683 such SARs were exercised.

LONG-TERM INCENTIVE PLAN AWARDS

     There were 215,000 shares of Restricted Stock (35,000 pursuant to the 1995 Incentive Plan and 180,000 pursuant to the 1998 Incentive Plan as defined previously) awarded to certain executive officers during fiscal year 1998.

     Ames' 1995 Incentive Plan was approved by the stockholders on May 24, 1995. The purpose of the 1995 Incentive Plan is to promote Ames' long term success by affording certain officers with an opportunity to acquire an ownership interest in Ames in order to incentivize such persons and to align their financial interests with Ames' stockholders. Pursuant to the 1995 Incentive Plan, Ames may make awards ("Awards") of an aggregate of up to 500,000 shares of common stock that are subject to restrictions on transfer thereof ("Restricted Stock") and a cash payment (a "Cash Payment") in an amount up to 50% of the Fair Market Value (as defined in the 1995 Incentive Plan) of the Restricted Stock determined as of, and paid on, the third anniversary of the date of grant (the "Vesting Date"). The Cash Payment is intended to defray a substantial portion of an Award recipient's federal and state income tax liabilities on the Award (including the Cash Payment) in order to allow the recipient to receive the Restricted Stock substantially free and clear on the Vesting Date.

     Officers eligible for Awards under the 1995 Incentive Plan are the Chief Executive Officer, each Executive Vice President and each Senior Vice President. The Compensation Committee administers the 1995 Incentive Plan. During 1998, there were 35,000 shares of Restricted Stock issued pursuant to the 1995 Incentive Plan. As of January 30, 1999, 295,000 shares in the aggregate had vested, and 60,000 shares remain unvested.

     The 1998 Incentive Plan (as defined above) was approved by the stockholders in May 1998. The purpose of the 1998 Incentive Plan is intended to provide incentives which will attract, retain and motivate highly competent persons as key employees by providing them opportunities to acquire shares of common stock or receive monetary payments based on the value of such shares. The 1998 Incentive Plan makes available for Awards (as defined in the 1998 Incentive Plan) an aggregate amount of 1,800,000 shares of common stock. The maximum number of shares of common stock with respect to which Awards (as defined in the 1998 Incentive
Plan) may be granted (or measured) to any individual participant may not exceed 300,000. Common stock awarded under the 1998 Incentive Plan vests 50% on the fourth anniversary from the date of grant and 50% on the fifth anniversary. There is no cash payment to be made related to the vesting of the grant.

     Officers eligible for Awards under the 1998 Incentive Plan are such key employees of Ames as the Board of Directors in its sole discretion determines to be significantly responsible for the success, future growth and profitability of Ames. During 1998, there were 195,000 shares of Restricted Stock issued pursuant to the 1998 Incentive Plan and as of January 30, 1999, all 180,000 shares remain unvested.

ANNUAL INCENTIVE COMPENSATION PLAN

     Ames has an Annual Incentive Compensation Plan (the "Annual Bonus Plan") that is subject to annual review by the Compensation Committee and the Board of Directors. The Annual Bonus Plan provides annual incentive cash bonuses based on the achievement of Ames' financial goals for the year (as well as customer service goals for store and field management). Pursuant to the Annual Bonus Plan, bonuses for fiscal year 1998 will be paid in May 1999. Participants must be active Ames employees at the time the bonus payments are made to earn a bonus.

RETIREMENT AND SAVINGS PLAN

     Ames has a defined contribution retirement and savings plan (the "Retirement and Savings Plan") that is qualified under Sections 401(a) and 401(k) of the Internal Revenue Code of 1986, as amended. Employees who have reached the age of 21 are eligible to participate after one year of service provided they have completed at least 1,000 hours of service in a 12-month period. For each participant's contribution (up to a maximum of 5% of such participant's total compensation), Ames contributes to the Retirement and Savings Plan an amount equal to 50% of such contribution. A participant may contribute to the plan from 1% to 18% of annual compensation on a pre-tax or after-tax basis, or a combination of both. Participants who terminate their employment with Ames are entitled to receive the full amount of their contributions and, depending on the length of the participant's service to Ames, a portion of Ames' matching contributions.

     The following table sets forth as to the named executive officers (those listed in the Summary Compensation Table), and all other officers and employees of Ames as a group, the aggregate matching contributions by Ames under the Retirement and Savings Plan during fiscal year 1998:

                                                   AGGREGATE MATCHING
                                                     CONTRIBUTIONS
                                                   ------------------
Joseph R. Ettore................................           $    4,952
Denis T. Lemire.................................                4,880
Eugene E. Bankers...............................                5,270
David H. Lissy..................................                5,016
Richard L. Carter...............................                4,470
All other employees and officers................           $3,130,783

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

     Benefits under the Retirement Plan are payable upon termination of employment due to retirement, death or disability. The annual benefit is equal to two-thirds of the participant's average annual base salary during the five-year period of highest compensation preceding such termination of employment. The maximum annual benefit under the Retirement Plan is $100,000, reduced by an amount equal to certain of such participant's annual

Social Security benefits. Each participant in the Retirement Plan is entitled to benefits for a period of 10 years. Upon the earlier death of the participant, at Ames' option, the future payments as scheduled or the then present value of all unpaid benefits would be paid to the participant's estate. Joseph Ettore, current President, Chief Executive Officer and Director, potentially qualifies for benefits under this plan. As of January 30, 1999, Mr. Ettore had completed approximately fifty-six months of credited service as a full-time officer and director of Ames. No payments were made under this plan in fiscal year 1998.

COMPENSATION OF DIRECTORS

     Ames' directors who are not full-time Ames employees (the "Outside Directors") receive a base fee of $40,000 in director's fees ($80,000 per year for the Chairman) for six regular meetings and $3,000 for each additional Board meeting and are reimbursed for their expenses. Directors are also compensated at the rate of $10,000 per year for up to four meetings for each committee on which they serve and $2,500 for each additional committee meeting. For fiscal year 1998, Board activity and meetings exceeded the anticipated number of regular meetings. The directors, however, determined to limit their compensation for fiscal year 1998 to the base fee, and to forego any additional compensation for additional meetings.

     Pursuant to Ames' 1994 Non-Employee Directors Stock Option Plan, as amended (the "Amended Non-Employee Plan"), directors who are not full-time Ames employees are granted options to purchase common stock of Ames on the date of each annual meeting of stockholders of the Company. Commencing with the May 27, 1998 Annual Meeting, the number of shares granted on the date of each annual meeting is 7,500. All options terminate ten years after date of grant. The exercise prices of the options are equal to the fair market value of the Common Stock on the date of grant. The options become exercisable in full six months after date of grant. As of January 30, 1999, Messrs. Basile, Buxbaum, Cohen and Pearlman had been granted 22,500 options each and Mr. Felner and Ms. Shahon had been granted 15,000 options each.

EMPLOYMENT CONTRACTS

     Set forth below are descriptions of the material features of the employment contracts between Ames and Joseph R. Ettore, President and Chief Executive Officer, Denis T. Lemire, Executive Vice President and Chief Operating Officer, and Rolando de Aguiar, Executive Vice President and Chief Financial and Administrative Officer.

     Ames is party to an employment agreement with Joseph Ettore dated June 1, 1998 and expiring May 31, 2004 (the "Ettore Agreement"), pursuant to which
Mr. Ettore serves as President and Chief Executive Officer of Ames. Under the Ettore Agreement, Mr. Ettore is entitled to a base salary of $1,000,000 per year through May 31, 2002, and $1,250,000 thereafter; an annual bonus of up to 75% of his base salary then in effect; an option to acquire up to 200,000 shares of common stock, which will vest and become exercisable on May 31, 2003; a bonus of $450,000 and $550,000, payable on June 30, 1999, and at the end of the term of Mr. Ettore's employment, respectively; and an annual automobile allowance, payable in equal monthly installments of not less $1,800 per month.

     In addition, in consideration of Mr. Ettore's surrender of options to purchase an aggregate of 300,000 shares of common stock, which right was granted to Mr. Ettore pursuant to his prior employment agreement, Mr. Ettore received
(a) a stock award of 70,200 shares of common stock in accordance with Ames' 1998 Incentive Plan, (b) $2,666,100 in cash and (c) 125,000 fully vested stock appreciation rights ("SARs"), which entitle Mr. Ettore to receive, in the aggregate, an amount equal to (x) the number of SARs which Mr. Ettore elects to exercise on or after May 31, 1999 multiplied by (y) the difference between
(i) $2.00 (representing the exercise price of certain rights surrendered by Mr. Ettore in connection with the Ettore Agreement) and (ii) the Average Stock Price (as defined in the Ettore Agreement) as of the date of such election.

     During the term of the Ettore Agreement, Ames is required to reimburse
Mr. Ettore $12,000 per year for the cost of maintaining a policy insuring the life of Mr. Ettore with a face amount of $500,000; provide additional life insurance in the face amount of $500,000 and maintain a disability insurance policy that will pay Mr. Ettore 60% of his base salary during any period of disability up to age 65. In addition, Ames will maintain customary directors' and officers' liability insurance for Mr. Ettore if such insurance is available to Ames at reasonable cost.

     In the event that Ames terminates the employment of Mr. Ettore without cause (as such term is defined in the Ettore Agreement), or if Mr. Ettore terminates his employment for Good Reason (as such term is defined in the Ettore Agreement) Mr. Ettore will be entitled to (a) his base salary for the remaining term of the Ettore Agreement when it would otherwise be payable; (b) any annual bonus prorated to the effective date of termination; (c) immediate vesting of his stock options as of the date of termination; and (d) coverage under Ames' medical plan for one year after the date of termination. If Mr. Ettore's employment is terminated by Ames for cause or if Mr. Ettore terminates his employment without Good Reason, he will receive no further compensation or other benefits under the Ettore Agreement except for any amounts to which he was entitled prorated to the effective date of termination.

     Ames is party to an employment agreement with Denis Lemire dated as of March 23, 1999 and expiring May 31, 2003 (the "Lemire Agreement"), pursuant to which Mr. Lemire serves as Executive Vice President and Chief Operating Officer of Ames. Under the Lemire Agreement, Mr. Lemire is entitled to an initial base salary of $500,000 per year increasing to $600,000 per year over the term of the contract; an annual bonus under the Ames' Annual Bonus Plan; a sign-on bonus of $100,000 payable at the end of the Term of Employment (as such term is defined in the Lemire Agreement); an option to acquire 100,000 shares of common stock under the 1998 Incentive Plan; an annual automobile allowance; and other compensation and benefits in effect from time to time for Ames' senior executive officers.

     During the term of the Lemire Agreement, Ames is required to provide a policy insuring the life of Mr. Lemire in the face amount of Mr. Lemire's base salary then in effect, and maintain a disability insurance policy that will pay Mr. Lemire 60% of his base salary during any period of disability up to age 65.

     In the event that Ames terminates the employment of Mr. Lemire without cause (as such term is defined in the Lemire Agreement), or if Mr. Lemire terminates his employment for Good Reason (as such term is defined in the Lemire Agreement), Mr. Lemire would be entitled to (a) his base salary for the remaining term of the Lemire Agreement when it would otherwise be payable;
(b) any annual bonus prorated to the effective date of termination;
(c) immediate vesting of his stock options as of the date of termination; and
(d) coverage under the Ames' medical plan for one year after the date of termination. If Mr. Lemire's employment is terminated by Ames for cause, or if Mr. Lemire terminates his employment without Good Reason, he shall receive no further compensation or other benefits under the Lemire Agreement except for any amounts to which he was entitled prorated to the effective date of termination. If Mr. Lemire teminates his employment upon a Change in Control of the Company (as such term is defined in the Continuity Plan referred to below) or any successor or replacement plan, he will be entitled to the greater of the benefits provided by (x) the Continuity Plan, and (y) any such successor or replacement plan and (z) the benefits provided by the Lemire Agreement.

     Ames is party to an employment agreement with Rolando de Aguiar dated as of March 23, 1999 and expiring May 31, 2003 (the "de Aguiar Agreement"), pursuant to which Mr. de Aguiar serves as Executive Vice President and Chief Financial and Administrative Officer of Ames. Under the de Aguiar Agreement, Mr.
de Aguiar is entitled to an initial base salary of $400,000 per year increasing to $500,000 per year over the term of the contract; an annual bonus under Ames' Annual Bonus Plan; a sign-on bonus of $75,000 payable at the end of the Term of Employment (as such term is defined in the de Aguiar Agreement); an option to acquire 75,000 shares of common stock under the 1998 Incentive Plan; an annual automobile allowance; and other compensation and benefits in effect from time to time for Ames' senior executive officers.

     During the term of the de Aguiar Agreement, Ames is required to: provide a policy insuring the life of Mr. de Aguiar in the face amount of Mr. de Aguiar's base salary then in effect, and maintain a disability insurance policy that will pay Mr. de Aguiar 60% of his base salary during any period of disability up to age 65.

     In the event that Ames terminates the employment of Mr. de Aguiar without cause (as such term is defined in the de Aguiar Agreement), or if Mr. de Aguiar terminates his employment for Good Reason (as such term is defined in the de Aguiar Agreement), Mr. de Aguiar would be entitled to (a) his base salary for the remaining term of the de Aguiar Agreement when it would otherwise be payable; (b) any annual bonus prorated to the effective date of termination;
(c) immediate vesting of his stock options as of the date of termination; and
(d) coverage under Ames' medical plan for one year after the date of termination. If Mr. de Aguiar's employment is terminated by Ames for cause, or if Mr. de Aguiar terminates his employment without Good Reason, he shall receive no further compensation or other benefits under the de Aguiar Agreement except for any amounts to which he was entitled prorated to the effective date of termination. If Mr.
de Aguiar terminates his employment upon a Change in Control of Ames (as such term is defined in the Continuity Plan referred to below) or any successor or replacement plan, he will be entitled to the greater of the benefits provided by
(x) the Continuity Plan, and (y) any such successor or replacement plan and
(z) the benefits provided by the de Aguiar Agreement.

INCOME CONTINUATION PLAN

     The named executive officers of Ames (those listed in the Summary Compensation Table), except for Mr. Ettore and Mr. Lemire, who have separate contracts (see above), participate in an Income Continuation Plan that guarantees up to one year's salary in the event of termination other than for cause. Certain other officers of Ames also participate in the plan.

KEY EMPLOYEE CONTINUITY BENEFIT PLAN

     Ames has a Key Employee Continuity Benefit Plan (the "Continuity Plan") that covers all officers (Vice President and above) and certain other employees of Ames. If the employment of any participant in the Continuity Plan is terminated by the Company other than for death, disability, cause (as defined in the Continuity Plan) or by the participant for good reason (as defined in the Continuity Plan) within 18 months after a change of control of Ames, the participant will receive a lump sum cash severance payment. The severance payment is 2.99 times Base Compensation for the President and Executive Vice Presidents, 2 times Base Compensation for Senior Vice Presidents and selected Vice Presidents, and 1 times Base Compensation for other Vice Presidents. Base Compensation is defined generally as the sum of the participant's annual base compensation in effect immediately prior to the participant's termination plus one-third of the value of the cash and stock bonuses paid to the participant during the 36 months ending on the date of termination. For purposes of the Continuity Plan, a change of control includes, but is not limited to, the acquisition by any person of beneficial ownership of 20% or more of the Company's outstanding voting securities or the failure of the individuals who constituted the Board of Directors at the beginning of any period of 12 consecutive months to continue to constitute a majority of the Board during such period.

ADDITIONAL INFORMATION WITH RESPECT TO BOARD OF DIRECTORS INTERLOCKS AND INSIDER PARTICIPATION IN COMPENSATION DECISIONS

     Joseph Ettore has been a member of the Board of Directors and an executive officer of Ames since June, 1994. However, he did not participate as a Board member in Board deliberations in fiscal year 1998 relating to his own executive compensation.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

     Ames is not aware of any person or group of persons who is known to have beneficially owned more than 5% of the total outstanding shares of the common stock as of March 1, 1999.

SECURITY OWNERSHIP OF MANAGEMENT

     As of March 1, 1999, Ames' directors and officers as a group were beneficial owners of 1,145,892 shares of its common stock. As used herein, "beneficial ownership" means the sole or shared power to vote or invest either common stock or warrants of Ames, or the right to acquire common stock or warrants within sixty days.

     Ames is not aware of any arrangements, including any pledge by any person of securities of Ames, which may at a subsequent date result in a change of control of Ames.

     Listed below are the number of shares of common stock beneficially owned by the named executive officers (those listed in the Summary Compensation Table) and all executive officers as a group as of March 1, 1999:

                                                                                           TOTAL SHARES
                                                                                            OF COMMON
                                                            SHARES OF       EXERCISABLE       STOCK
                                                            COMMON STOCK      STOCK        BENEFICIALLY    PERCENT OF
NAME OF BENEFICIAL OWNER                                     OWNED(a)       OPTIONS(b)        OWNED          CLASS
---------------------------------------------------------   ------------    -----------    ------------    ----------
J. Ettore................................................      160,200        160,000         320,200          1.3%
D. Lemire................................................       99,000         33,333         132,333            *
E. Bankers...............................................       62,750              0          62,750            *
D. Lissy.................................................       62,264              0          62,264            *
R. Carter................................................       50,000         17,300          67,300            *
All executive officers as a group........................      732,875        256,633         989,508          4.0%

------------------

(a) The shares listed include 195,000 shares of Restricted Stock awarded under the 1998 Incentive Plan. These shares vest 50% each on the fourth and fifth anniversaries of the date of grant. Except as noted in the following sentence, each named executive has sole voting and investment power in the shares listed. Mr. Lemire holds 40,000 of his shares jointly with his wife and Mr. Lissy holds 47,736 of his shares jointly with his wife.

(b) Represents shares of common stock that may be acquired within 60 days through the exercise of stock options under the 1994 Management Stock Option Plan.

 * Percentage is less than 1%

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Since 1996, Mr. Buxbaum has owned a 50% equity interest in Dealco, Inc., an entity that has assisted Ames in identifying opportunities for close-out and other off price purchases in exchange for commissions. In fiscal 1998, Ames paid approximately $135,198 and $4,056 for direct purchases and commissions, respectively, to Dealco, Inc.

     During fiscal 1998, Grant Sanborn, Senior Vice President, Store Operations and Gregory Lambert, former Senior Vice President, Finance received loans from Ames each in the amount of $100,000. Mr. Lambert's loan was forgiven by Ames in connection with his termination in January 1999. Mr. Sanborn's loan remains outstanding and bears interest at the annual rate of 5.51%. To the knowledge of Ames, there were no other related transactions or business relationships, with directors or executive officers of Ames during fiscal 1998, or any currently proposed, that would require disclosure.

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

     Section 16(a) of the Securities Exchange Act of 1934 requires Ames' officers and directors and persons who own more than ten percent of Ames' common stock, to file initial reports of ownership and changes in ownership with the Securities and Exchange Commission and NASDAQ. Additionally, Item 405 of Regulation S-K under the Exchange Act requires Ames to identify those individuals for whom one of the above referenced reports was not filed on a timely basis during the most recent fiscal year or prior fiscal years.

     To the knowledge of Ames, there were no director or officer reporting delinquencies except for a filing of a Form 4 by Paul Lanham regarding a sale of stock and a filing of a Form 5 by Paul Buxbaum reflecting an acquisition (by gift) of shares of common stock.

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

     (b) Reports on Form 8-K

     Ames filed a Current Report on Form 8-K dated January 15, 1999 (and a related Form 8-KA dated March 16, 1999) regarding the consummation of the acquisition of Hills Stores Company. The following financial statements were filed with the Form 8-KA:

    Independent Auditors' Report on Hills Stores Company and Subsidiaries Consolidated Financial Statements for the Fiscal Years ended January 31, 1998, February 1, 1997, and February 3, 1996

    Hills Stores Company and Subsidiaries: Consolidated Balance Sheets as of January 31, 1998 and February 1, 1997

    Hills Stores Company and Subsidiaries: Consolidated Statements of Operations, Consolidated Statements of Cash Flows, and Consolidated Statements of Common Shareholders' Equity for the Fiscal Years ended January 31, 1998, February 1, 1997, and February 3, 1996

    Hills Stores Company and Subsidiaries: Unaudited Condensed Consolidated Balance Sheets as of October 31, 1998 and November 1, 1997

    Hills Stores Company and Subsidiaries: Unaudited Condensed Consolidated Statements of Operations and Condensed Consolidated Statements of Cash Flows for the thirty-nine weeks ended October 31, 1998 and November 1, 1997

    Pro Forma Condensed Consolidated Balance Sheet as of October 31, 1998

    Pro Forma Condensed Consolidated Statement of Operations for the Fiscal Year ended January 31, 1998

    Pro Forma Condensed Consolidated Statement of Operations for the thirty-nine weeks ended October 31, 1998

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                          AMES DEPARTMENT STORES, INC.
                                                    (Registrant)

                    NAME                                         TITLE                             DATE
--------------------------------------------  --------------------------------------------     -------------
            /s/ JOSEPH R. ETTORE              President, Chief Executive Officer               April 1, 1999
            ----------------------              and Director
              Joseph R. Ettore

           /s/ ROLANDO DE AGUIAR              Executive Vice President,                        April 1, 1999
            ----------------------              Chief Financial and Administrative Officer
             Rolando de Aguiar

          /s/ MARK VON MAYRHAUSER             Vice President, Controller                       April 1, 1999
            ----------------------
            Mark von Mayrhauser

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

                    NAME                                         TITLE                             DATE
--------------------------------------------  --------------------------------------------     -------------
            /s/ PAUL M. BUXBAUM               Director and Chairman                            April 1, 1999
            ----------------------
              Paul M. Buxbaum

           /s/ FRANCIS X. BASILE              Director                                         April 1, 1999
            ----------------------
             Francis X. Basile

               /s/ ALAN COHEN                 Director                                         April 1, 1999
            ----------------------
                 Alan Cohen

           /s/ RICHARD M. FELNER              Director                                         April 1, 1999
            ----------------------
             Richard M. Felner

           /s/ SIDNEY S. PEARLMAN             Director                                         April 1, 1999
            ----------------------
             Sidney S. Pearlman

            /s/ LAURIE M. SHAHON              Director                                         April 1, 1999
            ----------------------
              Laurie M. Shahon

                          AMES DEPARTMENT STORES, INC.
                                AND SUBSIDIARIES
                            ------------------------
                       FINANCIAL STATEMENTS AND FINANCIAL
                               STATEMENT SCHEDULE
                                  (FORM 10-K)

                                    EXHIBITS

                  FOR THE FISCAL YEARS ENDED JANUARY 30, 1999,
                     JANUARY 31, 1998 AND JANUARY 25, 1997

                (WITH REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS)

                            ------------------------

                 AMES DEPARTMENT STORES, INC. AND SUBSIDIARIES
            INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL
                 STATEMENT SCHEDULE FOR THE FISCAL YEARS ENDED
            JANUARY 30, 1999, JANUARY 31, 1998 AND JANUARY 25, 1997

FINANCIAL STATEMENTS:

     Report of Independent Public Accountants.

    Consolidated Statements of Operations for the fiscal years ended January 30, 1999, January 31, 1998 and January 25, 1997.

    Consolidated Balance Sheets as of January 30, 1999 and January 31, 1998.

    Consolidated Statements of Changes in Stockholders' Equity for the fiscal years ended January 30, 1999, January 31, 1998 and January 25, 1997.

    Consolidated Statements of Cash Flows for the fiscal years ended January 30, 1999, January 31, 1998 and January 25, 1997.

     Notes to Consolidated Financial Statements.

SCHEDULE:

     II. Valuation and Qualifying Accounts for the fiscal years ended January 30, 1999, January 31, 1998 and January 25, 1997.

SCHEDULES OMITTED:

     All other schedules are omitted as they are not applicable or the information is shown in the consolidated financial statements or notes thereto.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders and Board of Directors of Ames Department Stores, Inc.:

We have audited the accompanying consolidated balance sheets of Ames Department Stores, Inc. (a Delaware corporation) and subsidiaries as of January 30, 1999 and January 31, 1998, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the fifty-two weeks ended January 30, 1999, and the fifty-three weeks ended January 31, 1998 and the fifty-two weeks ended January 25, 1997. These consolidated financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ames Department Stores, Inc. and subsidiaries as of January 30, 1999 and January 31, 1998, and the results of their operations and their cash flows for the fifty-two weeks ended January 30, 1999, and the fifty-three weeks ended January 31, 1998 and the fifty-two weeks ended January 25, 1997 in conformity with generally accepted accounting principles.

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



New York, New York
March 15, 1999

                 AMES DEPARTMENT STORES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                            52 WEEKS       53 WEEKS       52 WEEKS
                                                                              ENDED          ENDED          ENDED
                                                                           JANUARY 30,    JANUARY 31,    JANUARY 25,
                                                                              1999           1998           1997
                                                                           -----------    -----------    -----------
Ames net sales..........................................................   $ 2,395,092    $ 2,233,118    $ 2,161,680
Hills net sales.........................................................       112,126             --             --
                                                                           -----------    -----------    -----------
Total net sales.........................................................     2,507,218      2,233,118      2,161,680
Costs, expenses and (income):
  Ames cost of merchandise sold.........................................     1,719,907      1,603,636      1,565,653
  Hills cost of merchandise sold........................................        66,324             --             --
  Ames selling, general and administrative expenses.....................       608,653        581,659        564,432
  Hills operating expenses and agency fees..............................        51,940             --             --
  Leased department and other income....................................       (30,164)       (25,069)       (25,811)
  Depreciation and amortization expense, net............................        14,478          6,659          4,701
  Interest and debt expense, net........................................        15,253         11,600         19,043
  Store closing charge..................................................         8,222          1,000          6,858
                                                                           -----------    -----------    -----------
Income before income taxes and extraordinary item.......................        52,605         53,633         26,804
Income tax provision....................................................       (18,775)       (19,087)        (8,149)
                                                                           -----------    -----------    -----------
Income before extraordinary item........................................        33,830         34,546         18,655
Extraordinary item--loss on early extinguishment of debt (net of tax
  benefit of $571)......................................................            --             --         (1,354)
                                                                           -----------    -----------    -----------
Net income..............................................................   $    33,830    $    34,546    $    17,301
                                                                           -----------    -----------    -----------
                                                                           -----------    -----------    -----------
Basic net income per common share:
  Income before extraordinary item......................................   $      1.47    $      1.59    $      0.91
  Extraordinary item....................................................            --             --          (0.06)
                                                                           -----------    -----------    -----------
  Net income............................................................   $      1.47    $      1.59    $      0.85
                                                                           -----------    -----------    -----------
                                                                           -----------    -----------    -----------
Weighted average common shares..........................................        23,010         21,723         20,467
                                                                           -----------    -----------    -----------
                                                                           -----------    -----------    -----------
Diluted net income per common share:
  Income before extraordinary item......................................   $      1.40    $      1.46    $      0.85
  Extraordinary item....................................................            --             --          (0.06)
                                                                           -----------    -----------    -----------
                                                                           -----------    -----------    -----------
  Net income............................................................   $      1.40    $      1.46    $      0.79
                                                                           -----------    -----------    -----------
                                                                           -----------    -----------    -----------
Weighted average common and common equivalent shares....................        24,216         23,649         21,812
                                                                           -----------    -----------    -----------
                                                                           -----------    -----------    -----------

  (The accompanying notes are an integral part of these consolidated financial statements.)
                                       36

                 AMES DEPARTMENT STORES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                                          JANUARY 30,   JANUARY 31,
                                                                                             1999          1998
                                                                                          -----------   -----------
                                               ASSETS
Current Assets:
  Cash and short-term investments.......................................................  $    35,744    $  57,828
  Receivables:
     Trade..............................................................................       13,315        8,977
     Other..............................................................................       16,929        9,945
                                                                                          -----------    ---------
          Total receivables.............................................................       30,244       18,922
  Merchandise inventories...............................................................      621,509      423,836
  Prepaid expenses and other current assets.............................................       16,075       12,060
                                                                                          -----------    ---------
          Total current assets..........................................................      703,572      512,646
                                                                                          -----------    ---------
Fixed Assets:
  Land and buildings....................................................................       22,319        3,694
  Property under capital leases.........................................................      159,654        7,115
  Fixtures and equipment................................................................      179,766       83,335
  Leasehold improvements................................................................       76,095       34,646
                                                                                          -----------    ---------
                                                                                              437,834      128,790
  Less--Accumulated depreciation and amortization.......................................      (66,205)     (45,457)
                                                                                          -----------    ---------
          Net fixed assets..............................................................      371,629       83,333
                                                                                          -----------    ---------
Other assets and deferred charges.......................................................       16,447        6,657
Deferred taxes, net.....................................................................      102,406        7,406
Beneficial lease rights, net............................................................       58,885           --
Goodwill, net...........................................................................      230,454           --
                                                                                          -----------    ---------
                                                                                          $ 1,483,393    $ 610,042
                                                                                          -----------    ---------
                                                                                          -----------    ---------
                                LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable:
     Trade..............................................................................  $   313,280    $ 180,971
     Other..............................................................................       83,485       42,185
                                                                                          -----------    ---------
          Total accounts payable........................................................      396,765      223,156
                                                                                          -----------    ---------
  Current portion of long-term debt.....................................................           --        2,000
  Current portion of capital lease and financing obligations............................       17,799        2,177
  Self-insurance reserves...............................................................       29,115       16,059
  Accrued compensation..................................................................       48,408       31,789
  Accrued expenses......................................................................      163,419       41,648
  Store closing reserves................................................................       59,768       12,050
                                                                                          -----------    ---------
          Total current liabilities.....................................................      715,274      328,879
                                                                                          -----------    ---------
Long-term debt..........................................................................       95,810        9,340
Capital lease and financing obligations.................................................      191,904       26,393
Other long-term liabilities.............................................................      132,376       41,874
Excess of revalued net assets over equity under fresh-start reporting...................       24,021       30,174
Commitments and contingencies
Stockholders' Equity:
  Preferred stock (3,000,000 shares authorized; no shares issued or outstanding at
     January 30, 1999 and January 31, 1998, respectively; par value per share $.01).....           --           --
  Common stock (40,000,000 shares authorized; 23,921,545 and 22,506,108 shares outstanding at January 30, 1999 and January 31, 1998, respectively; par value per
     share $.01)........................................................................          239          225
  Additional paid-in capital............................................................      236,667      118,971
  Retained earnings.....................................................................       88,016       54,186
  Treasury stock (79,495 shares, at cost)...............................................         (914)          --
                                                                                          -----------    ---------
          Total stockholders' equity....................................................      324,008      173,382
                                                                                          -----------    ---------
                                                                                          $ 1,483,393    $ 610,042
                                                                                          -----------    ---------
                                                                                          -----------    ---------

  (The accompanying notes are an integral part of these consolidated financial statements.)
                                       37

                 AMES DEPARTMENT STORES, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                     PREFERRED STOCK    COMMON STOCK     ADDITIONAL              TREASURY STOCK
                                     ---------------   ---------------    PAID-IN     RETAINED   ---------------    TOTAL
                                     SHARES   AMOUNT   SHARES   AMOUNT    CAPITAL     EARNINGS   SHARES   AMOUNT    EQUITY
                                     ------   ------   ------   ------   ----------   --------   ------   ------   --------
Balance, January 27, 1996..........      --    $ --    20,472    $205     $ 80,759    $  2,339            $  --    $ 83,303
Exercise of stock options..........                         2      --            4                                        4
Utilization of tax attributes......                                          7,578                                    7,578
Net income.........................                                                     17,301                       17,301
                                     ------    ----    ------    ----     --------    --------    ----    ------   --------
Balance, January 25, 1997..........      --    $ --    20,474    $205     $ 88,341    $ 19,640      --    $  --    $108,186
Exercise of stock options, net.....                       772       7        3,074                                    3,081
Exercise of warrants...............                     1,260      13        1,386                                    1,399
Utilization of tax attributes......                                         26,170                                   26,170
Net income.........................                                                     34,546                       34,546
                                     ------    ----    ------    ----     --------    --------    ----    ------   --------
Balance, January 31, 1998..........      --    $ --    22,506    $225     $118,971    $ 54,186      --    $  --    $173,382
Exercise of warrants...............                       824       8        1,387                                    1,395
Exercise of stock options, net.....                       331       3        1,106                                    1,109
Issuance of common stock pursuant
  to executive employment
  agreement........................                        70       1        1,640                                    1,641
Issuance of restricted common
  stock, net.......................                       190       2                                                     2
Vesting of restricted common
  stock............................                                            788                                      788
Utilization of tax attributes......                                        112,775                                  112,775
Acquisition of treasury shares.....                                                                (79)    (914)       (914)
Net income.........................                                                     33,830                       33,830
                                     ------    ----    ------    ----     --------    --------    ----    ------   --------
Balance, January 30, 1999..........      --    $ --    23,921    $239     $236,667    $ 88,016     (79)   $(914)   $324,008
                                     ------    ----    ------    ----     --------    --------    ----    ------   --------
                                     ------    ----    ------    ----     --------    --------    ----    ------   --------

  (The accompanying notes are an integral part of these consolidated financial statements.)

                 AMES DEPARTMENT STORES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                               52 WEEKS ENDED       53 WEEKS ENDED      52 WEEKS ENDED
                                                               JANUARY 30, 1999     JANUARY 31, 1998    JANUARY 25, 1997
                                                               -----------------    ----------------    ----------------
Cash flows from operating activities:
  Net income................................................       $  33,830            $ 34,546            $ 17,301
  Expenses not requiring the outlay of cash:
     Extraordinary loss on early extinguishment of debt.....              --                  --               1,354
     Income tax provision...................................          18,275              18,764               8,149
     Depreciation and amortization of fixed and other
       assets...............................................          15,487               6,884               5,201
     Amortization of debt discounts and deferred financing
       costs................................................           2,787                 861               3,037
     Gain on disposition of properties......................              --                  --                (395)
     Other, net.............................................          (3,514)              1,834               1,141
                                                                   ---------            --------            --------
Cash provided by operations before changes in working
  capital and store closing activities......................          66,865              62,889              35,788
Changes in working capital:
  (Increase) decrease in receivables........................          (6,787)                149              (4,593)
  (Increase) decrease in merchandise inventories............          12,259             (32,760)              7,857
  (Increase) decrease in prepaid expenses and other current
     assets.................................................          (2,962)                109                 624
  Increase in accounts payable..............................          12,233              34,239              32,599
  Increase in accrued expenses and other current
     liabilities............................................          24,302               5,033               6,516
Changes due to store closing activities:
  Payments of store closing costs...........................          (2,547)            (13,907)             (7,621)
  Store closing charge......................................           8,222               1,000               6,858
                                                                   ---------            --------            --------
Net cash provided by operating activities...................         111,585              56,752              78,028
                                                                   ---------            --------            --------
Cash flows from investing activities:
  Acquisition costs, net of cash acquired...................        (103,857)                 --                  --
  Proceeds from the disposition of properties...............              --               1,900                 690
  Purchases of fixed assets.................................         (51,602)            (32,875)            (19,805)
  Purchases of leases.......................................              --              (2,801)             (3,211)
                                                                   ---------            --------            --------
Net cash used for investing activities......................        (155,459)            (33,776)            (22,326)
                                                                   ---------            --------            --------
Cash flows from financing activities:
  Borrowings (payments) under the revolving credit
     facilities, net........................................          44,935                  --              (4,284)
  Proceeds from option exercises............................           4,933               4,480                   4
  Payments on debt and capital lease obligations............         (16,262)            (15,747)            (17,388)
  Purchase of treasury stock................................            (914)                 --                  --
  Deferred financing costs..................................         (10,902)                 --              (2,100)
                                                                   ---------            --------            --------
Net cash provided by (used for) financing activities........          21,790             (11,267)            (23,768)
                                                                   ---------            --------            --------
Increase (decrease) in cash and short-term investments......         (22,084)             11,709              31,934
Cash and short-term investments, beginning of period........          57,828              46,119              14,185
                                                                   ---------            --------            --------
Cash and short-term investments, end of period..............       $  35,744            $ 57,828            $ 46,119
                                                                   ---------            --------            --------
                                                                   ---------            --------            --------

  (The accompanying notes are an integral part of these consolidated financial statements.)

                 AMES DEPARTMENT STORES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

  (a) Nature of operations:

     Ames Department Stores, Inc. (a Delaware corporation) and its subsidiaries (collectively, "Ames" or the "Company") are retail merchandisers. As of March 1, 1999, Ames operated 453 discount department stores in 19 states in the Northeast, Midwest and Mid-Atlantic regions, as well as the District of Columbia. The stores are located in rural communities, small cities and the suburbs of larger metropolitan areas.

     In 1999, the Company will remodel and convert substantially all of the acquired Hills stores to Ames stores. The remodeling and conversion process is being conducted in three stages, each stage involving approximately one-third of the Hills stores. The first stage is scheduled to be completed in late April 1999; the second and third stages are scheduled to be completed in July 1999 and September 1999, respectively.

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

  (c) Change in fiscal year:

     The Company changed its fiscal year from the last Saturday in January to the Saturday nearest January 31, effective with the fiscal year ended January 30, 1999. This change was made so that the Company's fiscal year would coincide with the fiscal year of most other publicly-held retailers. There was no impact on the current year period as a result of this change. The fiscal year ended January 30, 1999 ("Fiscal 1998" or "1998") included 52 weeks. The fiscal year ended January 31, 1998 ("Fiscal 1997" or "1997") included 53 weeks. The fiscal year ended January 25, 1997 ("Fiscal 1996" or "1996") included 52 weeks.

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

  (f) Inventory valuation:

     Inventories are valued at the lower of cost, using the first-in, first-out
(FIFO) method, or market and include the capitalization of transportation and distribution center costs.

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

                 AMES DEPARTMENT STORES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:--(CONTINUED)
  (h) Intangible assets:

     Beneficial lease rights represent the excess of fair market value over contract value of certain of the leases acquired in the Hills Acquisition (as defined in Note 2 below). Goodwill represents the excess of cost over the fair value of net tangible assets acquired at the date of the Hills Acquisition. See
Note 2 for further explanation.

  (i) Depreciation and amortization:

     Land and buildings and fixtures and equipment are recorded at cost and are depreciated on a straight-line basis over their estimated useful lives. Property under capital leases and leasehold improvements are depreciated over the shorter of their estimated useful lives or their related lease terms.

     Beneficial lease rights are being amortized over the terms of the related leases (which average approximately 25 years). Goodwill is being amortized over a 25-year period.

     The excess of revalued net assets over equity under fresh-start reporting is being amortized over a 10-year period. The amount recorded as a credit to depreciation and amortization was $6.2 million in each of Fiscal 1998, Fiscal 1997 and Fiscal 1996.

     The unfavorable lease liability is being amortized on a straight-line basis over the applicable lease terms.

     Depreciation and amortization includes adjustments recorded pursuant to the application of Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." The Company did not record an impairment loss during Fiscal 1998. During Fiscal 1997 and Fiscal 1996, the Company recorded impairment losses of $1.2 million and $2.2 million, respectively.

  (j) Deferred charges:

     Pursuant to SOP 98-5, "Reporting on the Costs of Start-Up Activities," expenses related to new store openings are expensed when incurred. See
Note 18--Recently Issued Accounting Standards.

     Debt transaction costs and related issue expenses are deferred and amortized over the term of the associated debt. Lease acquisition and related costs are deferred and amortized over the term of the lease.

  (k) Income taxes:

     Ames files a consolidated federal income tax return. In December 1992, Ames adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS No. 109") under fresh-start reporting. Under this method, any deferred income taxes recorded are provided for at currently effective statutory rates on the differences in the basis of assets and liabilities for tax and financial reporting purposes. If recorded, deferred income taxes are classified in the balance sheet as current or non-current based upon the expected future period in which such deferred income taxes are anticipated to reverse.

  (l) Self-insurance reserves:

     The Company is self-insured for workers' compensation, general liability, property and casualty, and accident and health insurance claims, subject to certain limitations. The Company has insurance coverage for losses that may occur above certain levels. The Company determines its liability for claims based on the circumstances of each individual claim and estimates its liability for claims incurred but not yet reported based on historical experience. As of January 30, 1999 and January 31, 1998, Ames had established self-insurance reserves of $66.3 million and $31.7 million, respectively. The long-term portion of these reserves is classified as part of other long-term liabilities in the Consolidated Balance Sheets. These reserves are subject to changes in estimates as claims are settled or continue to remain outstanding.

                 AMES DEPARTMENT STORES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:--(CONTINUED)
  (m) Leased department and other income:

     Ames has an agreement with an independent contractor that allows the independent contractor to operate shoe departments within the Ames stores. Ames receives a percentage of the sales under the agreement.

  (n) Earnings per common share:

     In February 1997 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS
No. 128"). Under SFAS No. 128, the presentation of Primary and Fully Diluted Earnings per Share was replaced by Basic and Diluted Earnings per Share. The Company adopted the provisions of SFAS No. 128 effective January 31, 1998, and has restated all periods presented.

     Net income per common share for each of Fiscal 1998, 1997 and 1996 was determined by using the weighted average number of common and common equivalent shares outstanding during that fiscal year. Common equivalent shares represented the assumed exercise of the Company's outstanding Series B and Series C Warrants and stock options.

  (o) Stock-based compensation:

     Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," ("SFAS No. 123") encourages, but does not require companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," ("APB Opinion No. 25") and related interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of grant over the exercise price of the options.

2. ACQUISITION AND AGENCY AGREEMENT:

  Acquisition of Hills Stores Company

     On December 31, 1998, HSC Acquisition Corp. ("HSC"), a wholly owned subsidiary of the Company, acquired 81.3% of the outstanding common stock and 74.4% of the outstanding convertible preferred stock of Hills Stores Company ("Hills") pursuant to a tender offer made in implementation of an Agreement and Plan of Merger (the "Merger Agreement"), dated as of November 12, 1998, by and among the Company, HSC and Hills. At the closing of that acquisition (the "Hills Acquisition"), a total of $114.5 million was disbursed as follows:

     o $12.7 million to Hills common shareholders for 81.3% of the shares outstanding

     o $1.0 million to holders of Hills Series A convertible preferred stock for 74.4% of the shares outstanding

     o $100.8 million to holders of Hills 12 1/2% senior notes for 73.9% of the notes outstanding

     The amount paid to the holders of the Hills senior notes represented a discount of approximately 30% from the face value of the acquired notes.

     Holders of the Hills shares and senior notes who tendered their securities for purchase also received a deferred contingent right to receive a further cash payment out of, and based upon, Hills ultimate net recovery, if any, in a lawsuit brought by Hills in September 1995 against certain of its former directors. The outcome of this lawsuit, whether favorable or unfavorable, would result in a corresponding adjustment to goodwill recorded in connection with the Hills Acquisition.

                 AMES DEPARTMENT STORES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

2. ACQUISITION AND AGENCY AGREEMENT:--(CONTINUED)
     Subsequent to the acquisition date, Hills was merged with HSC. Upon the effectiveness of that merger, the Company paid $3.3 million to retire the remaining common and preferred shares of Hills. The Company also incurred professional fees, accounting, legal and other costs of approximately
$12.2 million in connection with the acquisition. These costs have been accounted for as part of the purchase price. The Hills Acquisition was funded by cash provided by operations and borrowings under the Company's 1998 Credit Agreement. (See Note 6.)

     The acquisition has been recorded under the purchase method of accounting and, accordingly, the results of operations of Hills for the period from December 31, 1998 through January 30, 1999 are included in the accompanying consolidated financial statements. The aggregate purchase price of $130 million has been allocated to assets acquired and liabilities assumed based on a preliminary determination of respective fair market values at the date of acquisition and is subject to adjustment. The fair value of tangible assets acquired and liabilities assumed was $477 million and $637 million, respectively. The balance of the purchase price, $290 million, was recorded as two components: an excess of cost over net assets acquired (goodwill) of $231 million, which is being amortized over 25 years on a straight-line basis, and beneficial lease rights of $59 million, which is being amortized over the life of the respective leases (which average approximately 25 years).

     In connection with the acquisition, management determined that certain previously capitalized technology costs, intangible assets, property and equipment and other assets of Hills had no future use to the Company. As a result, these assets have been effectively written-off in connection with the acquisition, and have been reflected at "zero value" (or adjusted estimated fair value where appropriate) in the above summary of fair value of assets assumed. In addition, due to the agency agreement discussed below, certain fair value adjustments were recorded to inventory and related accounts.

     At the time of the acquisition, Hills operated 155 discount department stores. In 1999, the Company will remodel and convert 150 of the Hills stores to Ames stores. The five remaining Hills stores will be closed because they are in locations that are either competitive with other Ames stores or are underperforming. The remodeling and conversion process will be conducted in three stages, each stage involving approximately one third of the Hills stores. The first stage is scheduled to be completed in late April 1999; the second and third stages are scheduled to be completed in July 1999, and September 1999, respectively.

  Agency Agreement Overview

     Concurrent with the Hills Acquisition, the Company entered into a transition and agency agreement (the "Agency Agreement") with Gordon Brothers Retail Partners, LLC and The Nassi Group, LLC (collectively the "Agent"), which provides that the Agent serve for a period of time to operate all of the acquired Hills stores and to conduct inventory liquidation sales at each of those stores prior to its scheduled remodeling or final closure. Accordingly, the Agent is managing the sale of the inventory acquired in the Hills Acquisition as well as certain other inventory identified in the Agency Agreement (collectively the "Merchandise").

     The Agency Agreement is based upon the Company providing Hills merchandise having a minimum initial retail value or selling price of $625.0 million for the Agent to manage, including both store merchandise and distribution center merchandise, on-hand at the time of the acquisition, as well as committed on-order merchandise. The Agency Agreement entitles the Company to receive out of the sale proceeds a minimum amount (the "Guaranteed Amount") equal to 40% of the initial retail value or initial ticketed selling price of the merchandise (the "Guaranteed Return"). An additional payment may be made to the Company if proceeds of sale exceed a target percentage of the initial retail value. The Agency Agreement further entitles the Company to reimbursement of certain store operating expenses (e.g., payroll, rent, advertising, etc.) out of the sale proceeds during the agency period.

                 AMES DEPARTMENT STORES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

2. ACQUISITION AND AGENCY AGREEMENT:--(CONTINUED)
     The Agent will be paid a fee (the "Agency Fee") for its services pursuant to the Agency Agreement. The Agency Fee will be an amount equal to the proceeds from the sales of Hills merchandise less a deduction for the reimbursement of store operating expenses and the Guaranteed Return.

     As a result of the above terms and provisions, the Company valued the acquired Hills inventory at an amount equal to the Guaranteed Return, which resulted in an opening balance sheet adjustment to reduce inventory by approximately $131.0 million. In addition, the Company has recorded a purchase commitment valuation liability of approximately $37.5 million with respect to the prior purchase commitments of Hills for merchandise ordered prior to the Hills Acquisition which the Company is legally required to honor. The recording of this valuation liability will result in an inventory valuation for these committed purchases that approximates 40% of initial retail value.

  Agency Agreement Accounting

     As discussed earlier, the results of operations of Hills since the date of the Hills Acquisition have been included in the accompanying consolidated financial statements. For the month of January 1999, and for the duration of the Agency Agreement, the following accounting treatment has been, and will be, applied to recognize the results of the Hills stores prior to their conversion to Ames stores during Fiscal 1999. Hills net sales will be recorded as "Hills Net Sales" and represent net sales achieved by the Hills stores prior to their conversion to Ames stores. "Hills Cost of Merchandise Sold" represents the cost of merchandise sold in connection with the Hills net sales as adjusted for the Guaranteed Return amount mentioned above. "Hills Operating Expenses and Agency Fees " include the following: the associated store expenses incurred while operating the Hills stores prior to their conversion to Ames stores, which are reimbursable to the Company out of the proceeds of Hills merchandise sales per the Agency Agreement; the Agency Fee due to the Agent for the period presented; and other expenses (e.g., non-store payroll, non-store rent, etc.) associated with supporting the Hills stores prior to their conversion to Ames stores, which are not reimbursable under the Agency Agreement.

     The Agency Fee amount was determined based upon the Hills sales results for the period, less the Guaranteed Return and reimbursable Hills store expenses, as specified in the Agency Agreement. Because the Company is entitled to a Guaranteed Return and reimbursement of Hills store expenses during the term of the Agency Agreement, it is anticipated that the Company will realize "Agency Income" during the latter stages of the Agency Agreement after the sale proceeds from the liquidation of Hills merchandise decrease as a percentage of the initial retail value. As a result, any Agency Fee calculated on an interim basis may not be indicative of the total fee to be remitted to the Agent. The Agency Fee will only be determined after a final accounting for all revenues and expenses earned/incurred during the entire agency period. The final accounting will be completed during the third quarter of Fiscal 1999.

                 AMES DEPARTMENT STORES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

3. SUPPLEMENTAL INFORMATION:

     The following table illustrates the separate contribution to the Company's consolidated results of operations for Fiscal 1998 of (i) the operations of Ames stores during that year, (ii) the operation of the Hills stores during January 1999 and various other costs and charges discussed below:

                                                                                    FISCAL 1998
                                                                ---------------------------------------------------
                                                                                          OTHER COSTS
                                                                   AMES        HILLS      AND CHARGES      TOTAL
                                                                ----------    --------    -----------    ----------
                                                                       (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net sales....................................................   $2,395,092    $112,126     $      --     $2,507,218
Costs, expenses and (income):
  Cost of merchandise sold...................................    1,719,907      66,324            --      1,786,231
  Selling, general and administrative expenses...............      606,912      51,940         1,741        660,593
  Leased department and other income.........................      (29,160)     (1,004)           --        (30,164)
  Depreciation and amortization expense, net.................       11,261       3,217            --         14,478
  Interest and debt expense, net.............................       11,423       1,935         1,895         15,253
  Store closing charge.......................................           --          --         8,222          8,222
                                                                ----------    --------     ---------     ----------
Income (loss) before income taxes............................       74,749     (10,286)      (11,858)        52,605
Income tax (provision) benefit...............................      (26,680)      3,672         4,233        (18,775)
                                                                ----------    --------     ---------     ----------
Net income (loss)............................................   $   48,069    $ (6,614)    $  (7,625)    $   33,830
                                                                ----------    --------     ---------     ----------
                                                                ----------    --------     ---------     ----------
Diluted net income (loss) per common share...................   $     1.99    $  (0.27)    $   (0.32)    $     1.40
                                                                ----------    --------     ---------     ----------
                                                                ----------    --------     ---------     ----------
Weighted average common and common equivalent shares.........       24,216      24,216        24,216         24,216
                                                                ----------    --------     ---------     ----------
                                                                ----------    --------     ---------     ----------

     In January 1999, the Hills stores were being operated pursuant to the terms and conditions of the Agency Agreement (see Note 2). Approximately one-third of the Hills stores were conducting liquidation sales during January 1999 in order to prepare these stores for their conversion to Ames stores. The cost of merchandise for Hills represents the merchandise sold during January 1999 adjusted for the Guaranteed Return (see Note 2). The selling, general and administrative expenses for Hills include reimbursable store operating expenses of $25.4 million; Agency Fee of $21.7 million; and other non-reimbursable expenses of $4.8 million. The depreciation and amortization expense for Hills includes the depreciation and amortization of the revalued fixed assets, the amortization of the beneficial lease rights and the goodwill recorded in the Hills Acquisition. The interest expense reflects interest on the debt, capital lease and financing obligations assumed in the Hills Acquisition.

     The "Other Costs and Charges" column in the foregoing table consists of: the cost to exit certain Ames contractual obligations rendered obsolete by the Hills Acquisition; the write-off of the deferred financing costs related to the Company's 1996 Credit Agreement; the incremental interest expense incurred in January in connection with financing the purchase price of Hills and the charge recorded in connection with the announced closing of seven Ames stores that are scheduled to close in 1999. The closings are part of planned closings resulting from the overlap in certain Ames and Hills locations.

4. CASH AND SHORT-TERM INVESTMENTS:

     As of January 30, 1999 there were no short-term investments. As of January 31, 1998 short-term investments totaled $37.9 million. These investments consisted of time deposits, certificates of deposit, bankers acceptances, repurchase agreements and high grade commercial paper.

5. INVENTORIES:

     Inventories are valued at the lower of cost, using the first-in, first-out
(FIFO) method, or market and include the capitalization of transportation and distribution center costs.

                 AMES DEPARTMENT STORES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

6. LONG-TERM DEBT:

     The Company's outstanding long-term debt as of January 30, 1999 and January 31, 1998 is listed and described below:

                                                                                               1/30/99    1/31/98
                                                                                               -------    -------
                                                                                                 (000S OMITTED)
Secured Debt:
  Borrowings under the Credit Agreement.....................................................   $44,935    $    --
  9.5% Guaranteed First Mortgage Notes, due March 1997 through March 1999,
     discount rate of 11%...................................................................        --     11,500
Unsecured Debt:
  12.5% Senior Notes, due July 2003.........................................................    50,875         --
                                                                                               -------    -------
Total Face Value of Debt....................................................................   $95,810    $11,500
  Less: Current Portion.....................................................................        --      2,000
        Debt Discount.......................................................................        --        160
                                                                                               -------    -------
Amount Due After One Year...................................................................   $95,810    $ 9,340
                                                                                               -------    -------
                                                                                               -------    -------

THE CREDIT AGREEMENT

     On December 31, 1998, in connection with the Hills Acquisition (see Note
2), certain of the Company's subsidiaries entered into an agreement (the "Credit Agreement") with a syndicate of other banks and financial institutions for whom Bank of America NT&SA is serving as agent. The Credit Agreement provides for a secured revolving credit facility of up to $650 million, with a sublimit of $150 million for letters of credit.

     The Credit Agreement replaced a $320 million secured revolving credit facility (the 1996 Credit Agreement).

     The Credit Agreement is in effect until June 30, 2002 and is secured by substantially all of the assets of the Company. The interest rate per annum on borrowings under the Credit Agreement is equal to the Base Rate (as defined in the Credit Agreement) plus 0.625% (subject to downward adjustments). Alternatively, the interest rate per annum may be equal to LIBOR Rate (as defined in the Credit Agreement) plus 2.25% (subject to downward adjustments).

     Fees required under the Credit Agreement include: (a) monthly commitment fees on the unused portion of the facility; (b) an initial closing fee and
(c) an initial agency fee and annual collateral management fees for the account of the agent.

     For Fiscal 1998, the weighted average interest rate on the Company's revolving credit facilities was 7.57% and the peak borrowing level was $148.3 million. As of January 30, 1999, borrowings under the Credit Agreement were $44.9 million (at a weighted average interest rate per annum of 7.57%) and $3.3 million and $11.0 million was outstanding in trade and standby letters of credit, respectively.

     The amount of borrowing under the Credit Agreement may not exceed the sum of (a) an amount equal to 70% or 75% of certain inventory in the possession of the Company (depending on the period of year as provided for in the Credit Agreement) plus (b) an amount equal to 50% of certain inventory not in the possession of the Company, but covered by any outstanding letter of credit. The agent, in addition, reserves the right to adjust the total available to be borrowed by establishing reserves, making determinations of eligible inventory, revising standards of eligibility or decreasing from time to time the percentages set forth above.

     The financial covenants under the Credit Agreement are limited to: minimum borrowing availability; for the quarter ended April 2000, minimum EBITDA (as defined below) and, thereafter, a minimum fixed charge coverage ratio (as defined in the Credit Agreement). EBITDA is defined as: income before
(a) interest expense, (b) income tax expense or benefit, (c) depreciation and amortization expense, stock appreciation rights accruals, certain restructuring charges and other non-cash charges.

                 AMES DEPARTMENT STORES, INC. AND SUBSIDIARIES

GUARANTEED FIRST MORTGAGE NOTES

     The Guaranteed First Mortgage Notes were prepaid at par by the Company in June 1998. This debt had been secured by the Company's distribution center in Mansfield, Massachusetts.

SENIOR NOTES DUE 2003

     The 12.5% Senior Notes due 2003 (the "Senior Notes") were, at the time of the Hills Acquisition (see Note 2), an unsecured obligation of Hills.

     Pursuant to the Merger Agreement, the Company, in November 1998, made a tender offer to purchase at a stated discount all of Hills' outstanding Senior Notes, which at the time totaled $195.0 million. Upon expiration of the tender offer, the Company on December 31, 1998, paid cash of $100.8 million (including the related accrued interest) to acquire Senior Notes having a face value of $144.1 million. Senior Notes with a face value balance of $50.9 million remain outstanding.

     The tendering holders of the Senior Notes, representing 73.9% of the then outstanding Senior Notes, consented to certain modifications to the indenture governing the Senior Notes. Included among the modifications were the deletion of the sections covering reporting requirements, debt and lien incurrence and asset sales and additional subsidiary guarantees.

     As of January 30, 1999, the payments due on long-term debt for the next five years and thereafter were as follows:

FISCAL YEARS
ENDING JANUARY                                                                      AMOUNT
-------------------------------------------------------------------------------   --------------
                                                                                  (000'S OMITTED)
2000...........................................................................       $   --
2001...........................................................................           --
2002...........................................................................           --
2003...........................................................................       44,935
2004...........................................................................       50,875
Thereafter.....................................................................           --

7. LEASE COMMITMENTS, BENEFICIAL LEASES AND UNFAVORABLE LEASE LIABILITY:

     Ames is committed under long-term leases for various retail stores, warehouses and equipment expiring at various dates through 2023 with varying renewal options and escalating rent clauses. Some leases are classified as capital leases under Statement of Financial Accounting Standards No. 13. Ames generally pays for real estate taxes, insurance, and specified maintenance costs under real property leases. Most leases also provide for contingent rentals based on percentage of sales in excess of specified amounts.

                 AMES DEPARTMENT STORES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

7. LEASE COMMITMENTS, BENEFICIAL LEASES AND UNFAVORABLE LEASE
LIABILITY:--(CONTINUED)
     Future minimum lease payments for leases as of January 30, 1999 were as follows:

                                                                                 LEASE PAYMENTS
                                                                      ------------------------------------
                                                                      CAPITAL     FINANCING      OPERATING
FISCAL YEAR ENDING JANUARY                                             LEASES     OBLIGATIONS     LEASES
-------------------------------------------------------------------   --------    -----------    ---------
                                                                                (000'S OMITTED)
2000...............................................................   $ 31,949      $ 8,006      $  77,252
2001...............................................................     30,815        8,096         71,564
2002...............................................................     29,346        7,988         64,756
2003...............................................................     27,111        4,678         57,746
2004...............................................................     24,781        5,081         51,732
Thereafter.........................................................    172,488       12,321        279,686
                                                                      --------      -------      ---------
Total minimum lease payments.......................................    316,490       46,170      $ 602,736
                                                                                                 ---------
                                                                                                 ---------
Less: amount representing estimated executory costs................      1,701           --
                                                                      --------      -------
Net minimum lease payments.........................................    314,789       46,170
Less: amount representing interest.................................    138,273       12,983
                                                                      --------      -------
Present value of net minimum lease payments........................    176,516       33,187
Less: currently payable............................................     13,409        4,390
                                                                      --------      -------
Long-term lease obligations........................................   $163,107      $28,797
                                                                      --------      -------
                                                                      --------      -------

     At January 30, 1999, the financing obligations represent sale/leaseback arrangements. These lease arrangements, which have terms from 42 months to ten years, include options to purchase some or all of the assets either at the end of the initial lease term or renewal periods at an amount not greater than the then current fair market value of the properties.

     Total payments have not been reduced by minimum sublease rentals to be received in the aggregate under noncancellable subleases of capital leases and operating leases of approximately $0.0 and $9.3 million, respectively, as of January 30, 1999. Amortization of capital lease assets was approximately
$2.5 million, $0.4 million and $0.4 million for Fiscal 1998, Fiscal 1997 and Fiscal 1996, respectively. Rent expense (income) was as follows:

                                                                          FISCAL     FISCAL     FISCAL
                                                                           1998       1997       1996
                                                                          -------    -------    -------
                                                                                 (000'S OMITTED)
Minimum rent on operating leases.......................................   $55,566    $48,577    $43,856
Contingent rental expense..............................................     7,797      6,651      5,768
Sublease rental income.................................................    (1,609)    (1,730)    (1,988)

     An unfavorable lease liability was recorded in December 1992 under fresh start reporting and represents the estimated liability related to lease commitments that exceeded market rents for similar locations. As of January 30, 1999 and January 31, 1998, the unfavorable lease liability is $13.7 million and $15.3 million, respectively, and is classified as part of other long-term liabilities in the Consolidated Balance Sheets. This liability is being amortized as a reduction to depreciation and amortization in the Consolidating Statements of Operations over the remaining lease terms. The amortization, recorded as a reduction to depreciation and amortization, was $1.4 million, $1.4 million and $1.6 million in Fiscal 1998, Fiscal 1997 and Fiscal 1996, respectively.

     Beneficial lease rights were recorded in connection with the Hills Acquisition and represent the excess of fair market value over contract value of certain of the Hills leases. Beneficial lease rights are being amortized as part of depreciation and amortization in the Consolidated Statements of Operations over the terms of the related leases (which average approximately 25 years).

                 AMES DEPARTMENT STORES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

8. STOCKHOLDERS' EQUITY:

PREFERRED STOCK AND COMMON STOCK

     As provided under the Amended and Restated Certificate of Incorporation, the authorized capital stock of Ames consisted of 43,000,000 shares divided into two classes: (i) 3,000,000 shares of preferred stock, par value of $.01 per share (the "Preferred Stock"), and (ii) 40,000,000 shares of common stock, par value $.01 per share (the "Common Stock").

     There were no shares of Preferred Stock outstanding as of January 30, 1999 and January 31, 1998. There were 23,921,545 and 22,506,108 shares of Common Stock outstanding as of January 30, 1999 and January 31, 1998, respectively.

     The Board of Directors of the Company may authorize the issuance of one or more series of Preferred Stock and specify for each such series the voting powers (but no greater than one vote per share), designations, preferences, and relative, participating, optional, redemption, conversion, exchange or other special rights, qualifications, limitations or restrictions of such series, and the number of shares in each series.

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

TREASURY STOCK

     In August 1998, the Company's Board of Directors approved a stock repurchase program and authorized management to purchase up to 1.5 million shares of Common Stock. During Fiscal 1998, the Company acquired 79,495 shares of its Common Stock. During the course of the third and fourth quarters of Fiscal 1998, the Company suspended further purchases due to the pending acquisition of Hills.

WARRANTS

     An aggregate of 200,000 Series B Warrants were issued on December 30, 1992. Each such warrant entitles the holder to purchase one share of Common Stock at any time from June 30, 1993 through December 30, 2000. The exercise price is $5.92 per share. During Fiscal 1998, 100,000 Series B Warrants were exercised.

     An aggregate of 2,120,000 Series C Warrants were issued on December 30, 1992. Each such warrant entitled the holder to purchase one share of Common Stock at any time from June 30, 1993 through January 31, 1999. The exercise price was $1.11 per share. During Fiscal 1998, 723,867 Series C Warrants were exercised. On January 31, 1999, 8,635 Series C Warrants expired.

     The exercise prices of the above warrants are subject to adjustment upon the occurrence of certain events, including, among other things, the payment of a stock dividend, a merger or consolidation and the issuance for consideration of rights, options or warrants (other than rights to purchase Common Stock issued to shareholders generally) to acquire Common Stock.

     A holder of any of the warrants described above will not be entitled to any rights as a stockholder of the Company, including, without limitation, the right to vote the underlying shares of Common Stock, until the holder has exercised the warrants.

                 AMES DEPARTMENT STORES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

8. STOCKHOLDERS' EQUITY:--(CONTINUED)
STOCK PURCHASE RIGHTS AGREEMENT

     On November 30, 1994, the Company adopted a Stock Purchase Rights Agreement (the "Rights Agreement"). Under the terms of the Rights Agreement, one purchase right ("Right"), with an exercise price of $14.00, is attached to each share of Common Stock outstanding as of, or issued subsequent to, November 30, 1994 but prior to the occurrence of certain events (as more fully described in the Rights Agreement). The Rights become exercisable in the event that a person or group (an "Acquiring Person") either acquires 15% or more of the Company's outstanding voting stock or announces an intention to acquire 20% or more of such stock. Once exercisable, each Right will, depending on the circumstances, entitle a holder, other than an Acquiring Person, to purchase shares of either the Company or an acquiring company having a market value equal to twice the exercise price. The Rights Agreement was adopted to assure that all of the Company's stockholders receive full value for their investment in the event of stock accumulation by an Acquiring Person. Unless previously redeemed by the Company, the Rights will expire on November 29, 2004.

9. STOCK OPTIONS:

     The 1998 Stock Incentive Plan (the "1998 Incentive Plan"), approved by stockholders in May 1998, provides for the grant of Awards (as defined in the 1998 Incentive Plan) and makes available for Awards an aggregate amount of 1,800,000 shares of Common Stock. The maximum number of shares of Common Stock with respect to which awards (as defined in the 1998 Incentive Plan) may be granted (or measured) to any individual may not exceed 300,000. With respect to such Awards under the 1998 Incentive Plan, the Company may grant awards in the form of options to purchase Common Stock provided that the exercise price shall not be less than 100% of the fair market value of the Common Stock on the date the stock option is granted.

     Pursuant to the 1994 Management Stock Option Plan (the "1994 Option Plan") approved by stockholders in June 1994, the Company may grant options with respect to an aggregate of up to 1,700,000 shares of Common Stock, with no individual optionee to receive in excess of 200,000 shares of Common Stock upon exercise of options granted. The exercise prices of the options are equal to the fair market value of the Common Stock on the date the options are granted. The options become exercisable over one to five years and terminate after five to ten years from the grant date.

     Pursuant to the 1994 Non-Employee Directors Stock Option Plan (the "Non-Employee Plan") approved by stockholders in May 1995, the Company may grant to non-employee directors options to purchase up to an aggregate of 200,000 shares of Common Stock. The exercise prices of the options are equal to the fair market value of the Common Stock on the date the options are granted. The options become exercisable in full six months after date of grant and terminate ten years after date of grant. Effective on the date of each annual meeting of stockholders of the Company commencing with the 1996 Annual Meeting, each non-employee director of the Company then in office was granted an option to purchase 2,500 shares, with the date of grant to be the date of such meeting. At the 1998 Annual Meeting, the stockholders approved an amendment to the Non-Employee Plan increasing the number of options granted on the date of each Annual Meeting from 2,500 to 7,500 effective as of the May 27, 1998 grant. As of January 30, 1999, 120,000 options had been granted under the Non-Employee Plan; all were exercisable.

                 AMES DEPARTMENT STORES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

9. STOCK OPTIONS:--(CONTINUED)
     The following table sets forth the stock option activity for all stock option plans for Fiscal 1998, Fiscal 1997 and Fiscal 1996 (shares in thousands):

                                                             1998                  1997                  1996
                                                      ------------------    ------------------    ------------------
                                                                WEIGHTED              WEIGHTED              WEIGHTED
                                                      NUMBER    AVERAGE     NUMBER    AVERAGE     NUMBER    AVERAGE
                                                        OF      EXERCISE      OF      EXERCISE      OF      EXERCISE
                                                      SHARES     PRICE      SHARES     PRICE      SHARES     PRICE
                                                      ------    --------    ------    --------    ------    --------
Outstanding at beginning of year...................     914      $ 3.97     1,664      $ 3.73     1,320      $ 4.15
Granted............................................     608       19.09        76        9.43       538        2.82
Exercised..........................................    (375)       3.90      (775)       4.03        (2)       1.76
Forfeited..........................................     (19)      12.42       (51)       3.59      (192)       4.07
                                                      ------                ------                ------
Outstanding at end of year.........................   1,128       12.00       914        3.97     1,664        3.73
                                                      ------                ------                ------
                                                      ------                ------                ------
Options exercisable at year-end....................     490        5.79       640        3.77       691        4.27
                                                      ------                ------                ------
                                                      ------                ------                ------
Weighted average fair value of options granted.....   $13.56                $7.09                 $1.80
                                                      ------                ------                ------
                                                      ------                ------                ------

     The fair value of options granted per the above table was estimated on the date of grant using the Black-Scholes pricing model with the following assumptions: no dividend yield, expected option volatilities, a risk-free interest rate equal to U.S. Treasury securities with a maturity equal to the expected life of the option (weighted average interest rate of 5.2%, 6.4% and 6.4% for 1998, 1997 and 1996, respectively) and an expected life from date of grant until option expiration date (weighted average expected life of 5.4, 6.0 and 5.6 years for 1998, 1997 and 1996, respectively).

     The following table summarizes information about stock options outstanding as of January 30, 1999:

                                                        OPTIONS OUTSTANDING
                                            --------------------------------------------          OPTIONS EXERCISEABLE
                                                           WEIGHTED                         ---------------------------------
                                                           AVERAGE                          WEIGHTED
                                             NUMBER        REMAINING       WEIGHTED          NUMBER             WEIGHTED
                                            OUTSTANDING    CONTRACTUAL     AVERAGE          EXERCISABLE AT      AVERAGE
RANGE OF EXERCISE PRICES                    AT 1/30/99      LIFE          EXERCISE PRICE     1/30/99           EXERCISE PRICE
-----------------------------------------   -----------    -----------    --------------    ---------------    --------------
$1.50- 3.00..............................        167           4.1            $ 2.34              137              $ 2.37
$3.13- 4.38..............................        270           2.1              3.70              223                3.67
$5.06-15.56..............................        378           4.1             13.12               85                7.69
$18.38-24.75.............................        313           4.3             22.94               45               23.19
                                               -----                                              ---
                                               1,128           3.7             12.00              490                5.79
                                               -----                                              ---
                                               -----                                              ---

     The Company accounts for its stock option plans under APB Opinion No. 25. Had compensation cost for the Company's 1998, 1997 and 1996 stock option grants been determined in accordance with SFAS No. 123, the Company's net income and net income per common share for Fiscal 1998, Fiscal 1997 and Fiscal 1996 would have approximated the proforma amounts below:

                                                      FISCAL 1998             FISCAL 1997             FISCAL 1996
                                                  --------------------    --------------------    --------------------
                                                     AS                      AS                      AS
                                                  REPORTED    PROFORMA    REPORTED    PROFORMA    REPORTED    PROFORMA
                                                  --------    --------    --------    --------    --------    --------
Net income.....................................   $ 33,830    $32,065     $ 34,546    $34,147     $ 17,301    $ 16,700
Net income per common share
  --basic......................................   $   1.47    $  1.39     $   1.59    $  1.57     $    .85    $    .82
  --diluted....................................   $   1.40    $  1.32     $   1.46    $  1.44     $    .79    $    .77

     SFAS No. 123 does not apply to stock options granted prior to 1995.

                 AMES DEPARTMENT STORES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

10. INCOME TAXES:

     The Company adopted SFAS No. 109 in conjunction with the adoption of fresh-start reporting in December 1992. Under SFAS No. 109, deferred income taxes are recognized by applying the enacted statutory tax rates in future years to the changes in "cumulative temporary differences" (the differences between financial statement carrying values and the tax basis of assets and liabilities).

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

     On December 31, 1998, the Company completed its acquisition of approximately 81.3% of the outstanding common stock of Hills. Accordingly, the tax data presented for Fiscal 1998 reflects the tax effects of the acquisition, including the temporary differences created by the application of purchase accounting.

     For Fiscal 1998, the Company recorded an income tax provision of $18.8 million, of which approximately $0.5 million will be paid in cash. For Fiscal 1997, the Company recorded an income tax provision of approximately $19.1 million of which $0.3 million was paid in cash.

     The provision for income taxes is comprised of the following:

                                                                     FISCAL 1998    FISCAL 1997    FISCAL 1996
                                                                     -----------    -----------    -----------
                                                                                   (IN MILLIONS)
Currently Payable: Federal Alternative Minimum Tax................      $ 0.5          $ 0.3          $  --
Deferred Non-cash Pre-emergence Tax Provision.....................       18.3           18.8            8.1
                                                                        -----          -----          -----
  Total Income Tax Provision......................................      $18.8          $19.1          $ 8.1
                                                                        -----          -----          -----
                                                                        -----          -----          -----

     Ames has the following deferred tax assets (liabilities) from pre-consummation periods and the Hills Acquisition, as of the following dates:

                                                             AS OF JANUARY 30, 1999    AS OF JANUARY 31, 1998
                                                             ----------------------    ----------------------
                                                                              (IN MILLIONS)
Fixed assets..............................................           $   47                    $   31
Self insurance reserves...................................               13                        13
Store closing reserves....................................               16                         9
Leases....................................................               36                        15
Inventory reserves........................................               57                        --
Vacation pay reserve and other............................               52                        16
Other purchase accounting liabilities.....................               20                        --
Net operating loss carryovers.............................              162                       172
                                                                     ------                    ------
Total deferred tax assets.................................              403                       256
Valuation allowances......................................             (301)                     (249)
                                                                     ------                    ------
Net deferred tax assets...................................           $  102                    $    7
                                                                     ------                    ------
                                                                     ------                    ------

     The Company has reduced its valuation allowance on its deferred tax assets by $95.0 million, after consideration for recording additional valuation allowances to offset net deferred tax assets recorded in connection with the Hills Acquisition, during Fiscal 1998, which reflects the Company's expectation of utilization of net operating loss carryforwards and other deferred tax assets in the foreseeable future (2 years)

                 AMES DEPARTMENT STORES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

10. INCOME TAXES:--(CONTINUED)
after considering an adjustment for unusual activity and potential contingencies. The reduction of the valuation allowance resulted in a corresponding addition to paid-in-capital.

     A significant portion of the Ames deferred tax assets (including those created by the Hills Acquisition) continue to require a valuation allowance because of the uncertainty of future recognition of such deductions. In subsequent periods, Ames may further reduce the valuation allowances, provided that the possibility of utilization of the deferred tax asset is more likely than not to occur, as defined by SFAS No. 109. Any such reduction in the valuation allowance in the near future will result in a corresponding addition to paid-in-capital for the Ames component of the deferred asset and to goodwill for the Hills components.

     The Company has treated "pre-emergence net operating losses" (qualified losses incurred prior to the Consummation Date) under Section 382(1) (5) of the Internal Revenue Code ("IRC"). There is approximately $409.0 million of pre-emergence and approximately $35.0 million of post-emergence net operating losses currently available as carryovers without any annual limitation. These losses will expire between 2007 and 2012. Additionally, the Company has filed a $20 million refund claim under Section 172(f) of the Internal Revenue Code. The claim represents a 10-year carryback of qualified expenses and is currently under review by the Internal Revenue Service ("IRS"). The claim, if successful, will reduce net operating losses by approximately $47.0 million.

     In addition, Ames has targeted jobs tax credit carryovers of approximately $7.0 million, which will expire in 2007, and alternative minimum tax credit carryovers of approximately $4.0 million, which have no expiration period. Federal net operating loss carryovers for fiscal years subsequent to January 27, 1990 are subject to future adjustments, if any, by the IRS.

     As a result of the acquisition of the common stock of the Hills Stores Company, Ames has succeeded to the tax attributes of Hills, including net operating losses of $178.0 million and general business credits of $11.0 million. These tax attributes expire between 2000 and 2013. Ames also has succeeded to minimum tax credit carryforwards of $5.0 million, which do not expire. These tax attributes are significantly limited under Internal Revenue Code Sections 382 and 383, respectively, as a result of the change in control caused by the Hills Acquisition and the resulting deferred tax asset has been reduced accordingly.

     Ames and Hills have substantial potential state net operating loss carryovers. It is difficult, however, to quantify the utilizable amounts of such state operating losses because of the uncertainty related to the mix of future profits in specific states.

     The IRS has completed its audit of Hills for the 1991, 1992 and 1993 fiscal years. The final outcome of this examination will not have an adverse effect on the Company. Hills has filed a claim for a refund of federal taxes for the subsequent years. The refund claim, if successful, is approximately
$7.0 million. If the Company receives this refund amount, there will be a corresponding adjustment to reduce goodwill recorded in connection with the Hills Acquisition.

11. BENEFIT AND COMPENSATION PLANS:

RETIREMENT AND SAVINGS PLANS

  Ames Plan

     Ames has a defined contribution retirement and savings plan (the "Ames Retirement and Savings Plan") that is qualified under Sections 401(a) and 401(k) of the Internal Revenue Code of 1986, as amended, for employees who, after one year of service, have reached the age of 21 and have completed at least 1,000 hours of service in a 12-month period. For each participant's contribution (up to a maximum of 5% of such participant's total compensation), the Company contributes to the Retirement and Savings Plan an amount equal to 50% of

                 AMES DEPARTMENT STORES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

11. BENEFIT AND COMPENSATION PLANS:--(CONTINUED) such contribution. Ames funds all administrative costs incurred by the plan. Ames' expense associated with this plan amounted to approximately $3.3 million, $3.0 million and $2.9 million, in 1998, 1997 and 1996, respectively.

  Hills Plan

     Hills has a defined contribution retirement and savings plan (the "Hills Retirement and Savings Plan ") that is qualified under sections 401(a) and 401(k) of the Internal Revenue Code of 1986, as amended, for full-time employees who are eligible to participate at the first of each calendar quarter and for all regular and part-time employees who, after one year of service have completed at least 1,000 hours of service in a 12-month period. For each participant's contribution (after one year of service) Hills contributes 100% of the first 2% from service years 1-3 and 100% of the first 4% for service years 4 and over. Hills funds all administrative costs incurred by the plan with certain exceptions. The expense associated with this plan was $0.3 million for January 1999.

     The Company intends to merge the two retirement and savings plans after further review and consideration of how to structure the merged plan and how to transition to the merged plan.

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

ANNUAL INCENTIVE COMPENSATION PLAN

     The Company has an Annual Incentive Compensation Plan (the "Annual Bonus Plan") that is subject to annual review by the Board of Directors. The Annual Bonus Plan provides annual incentive cash bonuses based on the achievement of the Company's financial goals for the year (and customer service goals for store and field management). There are approximately 1,500 members of management eligible under the plan. Bonus expense recorded under the plan was $8.3 million, $6.3 million, and $7.9 million for Fiscal 1998, 1997 and 1996, respectively.

                 AMES DEPARTMENT STORES, INC. AND SUBSIDIARIES

RESTRICTED STOCK AWARDS

  1995 Long Term Incentive Plan

     Pursuant to the Company's 1995 Long Term Incentive Plan (the "1995 Incentive Plan"), approved by the stockholders in May, 1995, the Company may make awards of an aggregate of up to 500,000 shares of Common Stock and cash payment in an amount up to 50% of the fair market value (as defined in the 1995 Incentive Plan) of the Common Stock awarded, determined as of and paid on the vesting date. Each award under the 1995 Incentive Plan vests in full on the third anniversary of the date of grant of such award. Awards may be made to the Chief Executive Officer, any Executive Vice President and any Senior Vice President of the Company. Other than for death or disability, awards which have not yet vested are forfeited upon the termination of the employment of the executive.

     As of January 30, 1999, awards aggregating to 355,000 shares of Common Stock had been made to certain executives of the Company, 60,000 of which remain unvested.

  1998 Incentive Plan

     Pursuant to the Company's 1998 Incentive Plan (as defined in Note 9), awards aggregating 195,000 shares of Common Stock were made to certain executives during Fiscal 1998. Fifty percent (50%) of each stock award under the 1998 Incentive Plan vests on the fourth anniversary from the date of grant and 50% on the fifth anniversary. There is no cash payment to be made relative to the vesting of the grant.

     The shares for the outstanding awards under both the 1995 Incentive Plan and the 1998 Incentive Plan have been issued and are being held in custody by the Company on behalf of the grantees thereof. A portion of the estimated market value of the awards, including the cash, has been accrued as compensation expense as of January 30, 1999. The Company recorded as compensation expense for the 1995 Incentive Plan and the 1998 Incentive Plan $1.9 million, $2.0 million, and $1.1 million during 1998, 1997 and 1996, respectively.

STOCK APPRECIATION RIGHTS

     All stock appreciation rights ("SARs") granted to certain members of management in connection with the Company's emergence from Chapter 11 protection in 1992 expired as of December 30, 1997. During Fiscal 1997, a total of 166,683 SARs were exercised. The Company recorded an expense of $0.1 million and $0.8 million in 1997 and 1996, respectively. In June 1998, the Company extended the employment agreement with Joseph R. Ettore, Chief Executive Officer and President. In connection therewith, Mr. Ettore was granted 125,000 SARs which entitle Mr. Ettore to receive in cash upon exercise the excess of (a) the average closing price of a share of Common Stock during the twenty trading days prior to the exercise date over (b) $2.00 (representing the exercise price of certain rights surrendered by Mr. Ettore). Mr. Ettore's SARs are exercisable on or after May 31, 1999.

INCOME CONTINUATION PLAN

     Certain officers of Ames participate in an Income Continuation Plan ("ICP"), which guarantees up to one year's salary in the event of termination other than for cause. As of January 30, 1999, the Company had no obligations under the ICP.

KEY EMPLOYEE CONTINUITY BENEFIT PLAN

     Ames has a Key Employee Continuity Benefit Plan (the "Continuity Plan") that covers all officers, Vice President and above, and certain other employees of Ames. If the employment of any participant in the Continuity Plan is terminated, other than for death, disability, cause (as defined in the Continuity Plan) or by the participant other than for good reason (as defined in the Continuity Plan), within 18 months after a change of control of Ames, the participant will receive a lump sum cash severance payment. The severance payment is 2.99 times Base Compensation for the President and Executive Vice Presidents, two times Base Compensation for

                 AMES DEPARTMENT STORES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
Senior Vice Presidents and selected Vice Presidents and one times Base Compensation for other Vice Presidents. Base Compensation is defined generally as the sum of the participant's annual base compensation in effect immediately prior to the participant's termination plus one-third of the value of the cash and stock bonuses paid to the participant during the 36 months ending on the date of termination. For purposes of the Continuity Plan, a change of control includes but is not limited to the acquisition by any person of beneficial ownership of 20% or more of Ames outstanding voting securities or the failure of the individuals who constituted the Board of Directors at the beginning of any period of 12 consecutive months to continue to constitute a majority of the Board during such period.

HILLS POST RETIREMENT BENEFITS

     Hills has a retiree medical plan that provides medical benefits to eligible retirees of Hills. This plan is accounted for in accordance with Statement of Financial Accounting Standards No. 106: "Employers' Accounting for Postretirement Benefits Other Than Pensions" ("FAS 106"). This statement requires accrual of postretirement benefits during the years an employee provides services. Hills has historically funded benefit costs principally on a pay-as-you-go basis. The status of the plan is as follows:

                                                                                           JANUARY 30,
                                                                                              1999
                                                                                           -------------
                                                                                                (IN
                                                                                            THOUSANDS)
Accumulated post retirement benefit obligation ("APBO") for:
  Active employees......................................................................      $ 2,293
  Retirees..............................................................................           61
                                                                                              -------
                                                                                                2,354
Plan assets at fair value...............................................................           --
                                                                                              -------
Unfunded APBO...........................................................................        2,354
Unrecognized actuarial gain.............................................................        1,442
                                                                                              -------
Accrued post retirement benefit cost....................................................      $ 3,796
                                                                                              -------
                                                                                              -------

     The assumed health care cost trend rate used in measuring the APBO was 9% in fiscal year 1998 (7% for Medicare eligible retirees); grading down to 5% (5% for Medicare eligible retirees) by fiscal year 2002 and remaining at that level thereafter. A one percentage point increase in the assumed health care cost trend rate would increase the APBO at the end of fiscal year 1998 by $348,300 (or by 15%) and the service and interest cost by $34,100 (or by 11%). Conversely, a one percentage point decrease in the assumed healthcare cost trend rate would decrease the APBO at the end of fiscal year 1998 by $278,600 (or by 12%) and the service and interest cost by $27,200 (or by 9%). The assumed discount rate used in determining the APBO was 7%.

12. COMMITMENTS AND CONTINGENCIES:

  Wage and Hour Litigation

     Since March 1995, the Company has been named as a defendant in several class action complaints which allege that the Company was obligated to pay overtime to its hardlines and softlines assistant store managers. The Company has consistently stated its belief that these positions are appropriately designated as exempt positions not calling for overtime pay. The Company has settled several of these cases. These settlements have not required any change in the Company's treatment of the status of its hardlines and softlines assistant managers. The Company is vigorously defending one remaining case which it does not believe represents a material exposure.

                 AMES DEPARTMENT STORES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

  Other Matters

     The Company is party to various claims and legal proceedings covering a wide range of matters that arise in the ordinary course of its business. The Company believes that its probable liability as to these matters will not have a material adverse effect on its consolidated financial position or results of operations.

13. SUPPLEMENTAL CASH FLOW INFORMATION:

                                                                         FISCAL     FISCAL      FISCAL
                                                                          1998       1997        1996
                                                                        --------    -------    --------
                                                                                (000'S OMITTED)
Cash paid for interest and income taxes were as follows:
Interest.............................................................   $ 12,166    $11,655    $ 15,149
Income taxes.........................................................        125         73           2

Ames entered into other non-cash investing and financing activities as follows:

New capital lease obligations........................................   $ 25,859    $ 2,940    $    375
Issuance of Common Stock under the 1998 Incentive Plan...............          2         --          --

14. FAIR VALUES OF FINANCIAL INSTRUMENTS:

     The Financial Accounting Standards Board requires disclosure of the fair value of financial instruments under Statement of Financial Accounting Standards No. 107, "Disclosures About Fair Value of Financial Instruments". The following methods and assumptions were used by the Company in estimating the fair value disclosures for its financial instruments.

     The Company's financial instruments as of January 30, 1999 and January 31, 1998 were cash and short-term investments, long-term debt, and the Series C Warrants, which expired on January 30, 1999. For cash and short-term investments, the carrying amounts reported in the Consolidated Balance Sheets approximated fair values. For long-term debt obligations, the fair values were estimated using a discounted cash flow analysis (based upon the Company's incremental borrowing rates for similar types of borrowing arrangements). The fair value of the Series C Warrants was based on the market trading price at year-end times the number of such warrants that were outstanding.

     The carrying amounts and fair values of the Company's financial instruments at January 30, 1999 and January 31, 1998 were as follows:

                                                                   FISCAL 1998            FISCAL 1997
                                                               -------------------    -------------------
                                                               CARRYING     FAIR      CARRYING     FAIR
                                                                AMOUNT      VALUE      AMOUNT      VALUE
                                                               --------    -------    --------    -------
                                                                       (000'S OMITTED)
Cash and short-term investments.............................   $ 35,744    $35,744    $ 57,828    $57,828
Long-term debt
  Secured debt..............................................     44,935     44,935      11,340     11,500
  Unsecured debt............................................     50,875     50,875          --         --
Series C Warrants...........................................         --         --          --      9,065

15. STORE CLOSING CHARGES:

     In the fourth quarter of 1998, the Company recorded charges of $8.2 million in connection with the closing of seven stores that overlap markets with acquired Hills stores. Four stores are expected to close in August 1999, and three stores are expected to close in October 1999.

                 AMES DEPARTMENT STORES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

15. STORE CLOSING CHARGES:--(CONTINUED)
     In the fourth quarter of 1997, the Company recorded charges of $1.6 million in connection with the closing of two stores. The $1.6 million is classified in two line items: $1.0 million as store closing charge and $0.6 million as part of cost of merchandise sold.

     In the fourth quarter of 1996, the Company recorded charges of $9.7 million in connection with the closing of thirteen stores. The $9.7 million is classified in two line items: $6.9 million as store closing charge and $2.8 million as part of cost of merchandise sold.

     The following items represent the major components of the total charges recorded in January 1999, January 1998 and January 1997 in connection with store closings:

                                                                              FISCAL    FISCAL    FISCAL
ITEM                                                                           1998      1997      1996
---------------------------------------------------------------------------   ------    ------    ------
                                                                                    (IN THOUSANDS)
Lease costs................................................................   $6,254    $  363    $3,535
Net fixed asset write-down.................................................    1,161       394     1,149
Severance costs............................................................      370       113       773
Other......................................................................      437       130     1,401
                                                                              ------    ------    ------
  Store closing charge.....................................................    8,222     1,000     6,858
  Inventory write-down.....................................................       --       560     2,860
                                                                              ------    ------    ------
     Total charges.........................................................   $8,222    $1,560    $9,718
                                                                              ------    ------    ------
                                                                              ------    ------    ------

     The lease costs provided for in the store closing charge include all projected occupancy costs from date of closing until estimated lease disposition date.

16. LEASED DEPARTMENT AND OTHER INCOME:

     The following is a summary of the major components of the "Leased department and other income":

                                                                          FISCAL     FISCAL     FISCAL
                                 ITEM                                      1998       1997       1996
-----------------------------------------------------------------------   -------    -------    -------
                                                                                 (IN THOUSANDS)
Leased department income...............................................   $17,914    $16,592    $16,932
Concession and vending income..........................................     1,508      1,252      1,148
Layaway service fees...................................................     2,644      2,605      2,382
Various other..........................................................     8,098      4,620      5,349
                                                                          -------    -------    -------
                                                                          $30,164    $25,069    $25,811
                                                                          -------    -------    -------
                                                                          -------    -------    -------

17. EXTRAORDINARY ITEMS:

     In December 1996, the Company terminated a prior credit agreement (Note 6) and recorded a non-cash extraordinary charge of $1.4 million, net of tax benefit of $0.6 million, for the write-off of deferred financing costs.

18. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In April 1998, AICPA issued SOP 98-5, "Reporting on the Costs of Start-Up Activities" which requires start-up costs, as defined, to be expensed as incurred. Pursuant to SOP 98-5, previously capitalized start-up costs are required to be written-off as a cumulative effect of a change in accounting principle. SOP 98-5 is effective for financial statements for fiscal years beginning after December 15, 1998.

                 AMES DEPARTMENT STORES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

18. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS--(CONTINUED)
     The Company elected early adoption of SOP 98-5 during the fourth quarter of Fiscal 1998, retroactively effective to the first quarter of Fiscal 1998. The Company's previous policy was to expense all store pre-opening costs in the year of opening, amortizing them from the date of opening through the balance of the fiscal year. No cumulative effect has been recorded on the Company's Consolidated Statement of Operations. However, the quarterly financial data presented in Note 19 has been restated to properly reflect the effect of the SOP in each of the presented quarterly results.

     In February 1998, the Financial Accounting Standards Board released Statement No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits" ("SFAS No. 132"). This statement, which is effective for fiscal years beginning after December 15, 1997, modifies and expands disclosure requirements. Adoption of SFAS No. 132 will have no impact on the Company's consolidated financial condition or results of operations.

19. QUARTERLY FINANCIAL DATA (UNAUDITED):

     Summarized unaudited quarterly financial data (in thousands except for per share amounts) for the last three fiscal years are shown below.

                                                                     FIRST       SECOND      THIRD       FOURTH
                                                                    --------    --------    --------    ---------
                                                                        (IN THOUSANDS, EXCEPT PER SHARE DATA)
Fiscal 1998:
     Net sales...................................................   $499,048    $536,297    $599,188    $ 872,685(d)
     Gross margin................................................    138,434     156,836     163,094      262,619(d)
     Net income (loss) (a).......................................     (3,401)      8,375       5,885       22,981(d)
     Net income (loss) per share--basic..........................      (0.15)       0.37        0.28         0.98(d)
                                 --diluted.......................      (0.15)       0.35        0.27         0.94(d)

Fiscal 1997:
     Net sales...................................................   $432,601    $503,567    $527,573    $ 769,377
     Gross margin................................................    118,366     146,348     148,231      215,809
     Income (loss) before extraordinary item.....................     (5,930)      7,378       3,519       29,579(b)
     Income (loss) per share before extraordinary item...........      (0.28)       0.31        0.15         1.23
     Net income (loss)...........................................     (5,930)      7,378       3,519       29,579(b)
     Net income (loss) per share--basic..........................      (0.28)       0.34        0.16         1.32
                                 --diluted.......................      (0.28)       0.31        0.15         1.23

Fiscal 1996:
     Net sales...................................................   $438,667    $499,107    $516,876    $ 707,030
     Gross margin................................................    117,402     139,725     141,224      194,355
     Income (loss) before extraordinary item.....................     (6,998)      4,514         421       20,718(c)
     Income (loss) per share before extraordinary item...........      (0.34)       0.21        0.02         0.93
     Net income (loss)...........................................     (6,998)      4,514         421       19,364(c)
     Net income (loss) per share--basic..........................      (0.34)       0.22        0.02         0.95
                                 --diluted.......................      (0.34)       0.21        0.02         0.87

------------------
(a) First three quarters restated according to SOP 98-5 (Note 18).

(b) Includes charges of $1.6 million related to the closing of two (2) stores (Note 15).

(c) Includes charges of $9.7 million related to the closing of thirteen
    (13) stores (Note 15).

(d) Includes the financial results of Hills Stores Company for January 1999.

                 AMES DEPARTMENT STORES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

20. PRO FORMA INFORMATION (UNAUDITED):

     The following table reflects unaudited pro forma combined results of operations of the Company and Hills on the basis that the Hills Acquisition had taken place at the beginning of each of the fiscal years presented:

                                                                                  YEAR ENDED
                                                                  ------------------------------------------
                                                                  JANUARY 30, 1999       JANUARY 31, 1998
                                                                  -------------------    -------------------
                                                                     (IN THOUSANDS EXCEPT PER SHARE DATA)
Net sales......................................................       $ 4,131,194            $ 4,001,392
Net income (loss)..............................................           (54,903)                27,635
Earnings (loss) per Common Share...............................       $     (2.39)           $      1.27

     These unaudited pro forma results have been prepared for comparative purposes only. They do not purport to be indicative of the results of operations which actually would have resulted had the Hills Acquisition been consummated at the beginning of fiscal 1997 or fiscal 1998, or of future results of operations of the consolidated entities.

     The above pro forma net income and earnings per common share amounts for the year ended January 30, 1999 reflect the previously recorded write-down of Hills deferred tax assets of approximately $49.6 million (which is net of a reversal of approximately $5.9 million of accrued tax liabilities). Excluding the write-down of the Hills deferred tax assets recorded as of October 31, 1998, pro forma net loss and loss per common share would have been $5.3 million and $0.23, respectively for the year ended January 30, 1999.

21. SUBSEQUENT EVENTS:

     On March 4, 1999, the Company entered into an agreement with Caldor Corporation to purchase seven of its stores in Connecticut, one store in Massachusetts and a 649,000 square foot distribution center in Westfield, Massachusetts, for a cash purchase price of $40.0 million. Under the terms of the agreement, the Company will assume Caldor's leases for the eight stores and the distribution center and will acquire all of the store fixtures and all racking, sorting systems and materials handling equipment in the distribution center.

     On March 26, 1999, the United States Bankruptcy Court for the Southern District of New York approved the Company's right to purchase the leases for the stores and the distribution center.

     On March 26, 1999, the Company entered into an agreement with Caldor Corporation for the purchase of an additional store in Massachusetts for a cash purchase price of $2.7 million. This agreement is subject to competing bids and the approval of the Bankruptcy Court.

                                                                     SCHEDULE II

                 AMES DEPARTMENT STORES, INC. AND SUBSIDIARIES
                       VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

                                                 BALANCE AT      CHARGED TO                                       BALANCE AT
                                                 BEGINNING OF    COST AND                                          END OF
DESCRIPTION                                        PERIOD        EXPENSE       RECLASSIFICATIONS    DEDUCTIONS     PERIOD
----------------------------------------------   ------------    ----------    -----------------    ----------    ----------
Fiscal 1998:
Store Closing Reserve.........................     $ 12,050        $8,222           $41,957 (a)      $ (2,461)     $ 59,768

Fiscal 1997:
Store Closing Reserve.........................     $ 24,438        $1,000           $   519 (b)      $(13,907)     $ 12,050

Fiscal 1996:
Store Closing Reserve.........................     $ 27,379        $6,858           $(2,178)(b)      $ (7,621)     $ 24,438
Distribution Center Closing Reserve included
  in Accrued Expenses.........................     $    123        $   --           $  (122)(b)      $     (1)     $     --

------------------
(a) Represents the store (and other facilities) closing reserve assumed and recorded in connection with the Hills Acquisition.

(b) Represents reclassifications of liabilities associated with closed stores and other reclassifications.

                                 EXHIBIT INDEX

  NUMBER     EXHIBIT
----------   ------------------------------------------------------------------------------
    2.1      Third Amended and Restated Plan of Reorganization of Ames Department Stores,
             Inc. and other members of the Ames Group, Citibank, N.A. as Agent, the Parent
             Creditor's Committee, the Subsidiaries Creditor's Committee, the Bondholders'
             Committee and the Employees' Committee dated October 23, 1992 (incorporated herein by reference to Exhibit 2 of the Registrant's Report on Form 8-K filed with the Commission on December 31, 1992).
    2.2      Statement of the Ames Group with respect to conditions to Consummation of
             Third Amended and Restated Joint Plan of Reorganization of Ames Department
             Stores, Inc. and other members of the Ames Group, Citibank, N.A., the Parent
             Creditor's Committee, Subsidiaries Creditors' Committee, Bondholders'
             Committee and Employees' Committee dated December 28, 1992 (incorporated herein by reference to Exhibit 2B of the Registrant's Report on Form 8-K filed with the Commission on December 31, 1992).
    2.3      Ames Department Stores, Inc. Information Supplementing Disclosure Statement
             dated December 29, 1992 (incorporated herein by reference to Exhibit 2C of the
             Registrant's Report on Form 8-K filed with the Commission on December 31,
             1992).
    2.4      Agreement and Plan of Merger, dated as of November 12, 1998, among Ames
             Department Stores, Inc., HSC Acquisition Corporation and Hills Stores Company
             (incorporated herein by reference to Exhibit 99(c)(1) of the Registrant's
             Schedule 14D-1 filed with the Commission on November 12, 1998).
    3.1      Amended and Restated Certificate of Incorporation of Ames Department Stores,
             Inc. (incorporated herein by reference to the Registrant's definitive proxy filed with the Commission on April 8, 1996).
    3.2      By-laws of Ames Department Stores, Inc. as amended February 23, 1995
             (incorporated herein by reference to Exhibit 3(b) of the Registrant's Annual
             Report on Form 10-K for the fiscal year ended January 28, 1995).
    4.1      Series B Warrant Certificate for Purchase of New Common Stock of Ames
             Department Stores, Inc. (incorporated herein by reference to Form 8-A filed with the Commission on December 11, 1992).
    4.2      Rights Agreement, dated as of November 30, 1994, between Ames Department
             Stores, Inc. and Chemical Bank, as Rights Agent (incorporated herein by reference to Exhibit 4 of the Registrant's Quarterly Report on Form 10-Q for
             the quarterly period ended October 29, 1994).
   10.1      Retirement and Savings Plan as restated December 27, 1984, and Amendment
             No. 1 (incorporated herein by reference to Exhibit 10(n) of the Registrant's
             Annual Report on Form 10-K for the fiscal year ended January 26, 1985).
   10.2      Settlement Agreement, dated March 31, 1994, between Ames Department Stores,
             Inc. and Subsidiaries and Wertheim Schroder & Co. Incorporated and James A.
             Harmon (incorporated herein by reference to Exhibit 10 of the Registrant's
             Report on Form 8-K filed with the Commission on April 8, 1994).
   10.3      1994 Management Stock Option Plan (incorporated herein by reference to the
             Registrant's definitive proxy statement filed with the Commission on May 5,
             1994).
   10.4      1994 Non-Employee Directors Stock Option Plan as amended (incorporated by reference to the Registrant's definitive proxy statement filed with the
             Commission on April 13, 1998).

  NUMBER     EXHIBIT
----------   ------------------------------------------------------------------------------
   10.5      1995 Long Term Incentive Plan (incorporated by reference to the Registrant's definitive proxy statement filed with the Commission on April 10, 1995).
   10.6      Employment Agreement, dated March 23, 1999, between Ames Department Stores,
             Inc. and Denis Lemire (incorporated herein by reference to Exhibit 10 of the
             Registrant's Report on Form 8-K filed with the Commission on April 2, 1999).
   10.7      Employment Agreement, dated March 23, 1999, between Ames Department Stores,
             Inc. and Rolando de Aguiar (incorporated herein by reference to Exhibit 10 of the Registrant's Report on Form 8-K filed with the Commission on April 2,
             1999).
   10.8      Employment Agreement, dated June 1, 1998, between Ames Department Stores, Inc.
             and Joseph R. Ettore, (incorporated herein by reference to Exhibit 10(j) of the Registrant's Report on Form 8-K filed with the Commission on June 30,
             1998).
   10.9      Second Amended and Restated Credit Agreement, dated December 31, 1998, among certain financial institutions, as Lenders, Bank of America NT&SA, as the
             Administrative Agent, and Ames FS, Inc., Ames Merchandising Corporation, and
             Hills Department Stores Company, (incorporated herein by reference to
             Exhibit 10(k) of the Registrant's Report on Form 8-K filed with the Commission on January 15, 1999).
   10.10     Post Merger Transition and Agency Agreement, dated as of December 31, 1998, among the Gordon Brothers Retail Partners, LLC and The Nassi Group, LLC, Hills
             Stores Company, Hills Department Store Company and Ames Merchandising
             Corporation (incorporated herein by reference to Exhibit 10(l) of the
             Registrant's Report on Form 8-K filed with the Commission on January 15,
             1999).
   10.11     1998 Stock Incentive Plan (incorporated herein by reference to the
             Registrant's definitive proxy statement filed with the Commission on April 8,
             1998).
   11        Schedule of computation of basic and diluted net earnings per share.
   21        Subsidiaries of the Registrant.
   27        Financial Data Schedule.