Form 10-Q
period 1999-05-01
AMES DEPARTMENT STORES INC
filed 1999-06-15
CIK 6071

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q



[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended                  May 1, 1999
                               -------------------------------------------------


[   ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to
                              ---------------------   --------------------------

                         Commission File Number 1-05380
                          AMES DEPARTMENT STORES, INC.
             (Exact name of registrant as specified in its charter)


           Delaware                                     04-2269444
-------------------------------          ---------------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
 incorporation or organization)


2418 Main Street, Rocky Hill, Connecticut                    06067
-----------------------------------------                -------------
(Address of principal executive offices)                   (Zip Code)


Registrant's telephone number including area code:        (860) 257-2000
                                                       --------------------



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



       24,063,349 shares of Common Stock were outstanding on May 14, 1999.


                            Exhibit Index on page 15

                        Page 1 of 18 (including exhibits)

                  AMES DEPARTMENT STORES, INC. AND SUBSIDIARIES

                                    FORM 10-Q

                        FOR THE QUARTER ENDED MAY 1, 1999




                                    I N D E X




                                                                          Page

Part I:  Financial Information

           Consolidated Condensed Statements of Operations                  3
              for the Thirteen Weeks ended May 1, 1999 and
              May 2, 1998

           Consolidated Condensed Balance Sheets as of                      4
              May 1, 1999, January 30, 1999, and May 2,
              1998

           Consolidated Condensed Statements of Cash Flows                  5
              for the Thirteen Weeks ended May 1, 1999 and May 2, 1998

           Notes to Consolidated Condensed Financial Statements             6

           Management's Discussion and Analysis of Financial               11
              Condition and Results of Operations


Part II: Other Information

           Submission of Matters to a Vote of Security Holders             15

           Exhibits and Reports on Form 8-K                                15






                                     PART I
                              FINANCIAL INFORMATION


                  AMES DEPARTMENT STORES, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                    (In Thousands, Except Per Share Amounts)
                                   (Unaudited)



                                                                                                       For the Thirteen
                                                                                                          Weeks Ended
                                                                                                --------------------------------
                                                                                                   May 1,            May 2,
                                                                                                    1999              1998
                                                                                                --------------    --------------

Ames net sales                                                                                       $581,602          $497,045
Hills net sales                                                                                       247,467                 -
                                                                                                --------------    --------------
     Total net sales                                                                                  829,069           497,045

Costs, expenses and (income):
     Ames cost of merchandise sold                                                                    419,505           358,611
     Hills cost of merchandise sold                                                                   167,450                 -
     Ames selling, general and administrative expenses                                                176,204           145,272
     Hills operating expenses and agency fees                                                          89,257                 -
     Leased department and other income                                                                (8,422)           (6,186)
     Depreciation and amortization expense, net                                                        14,383             1,921
     Interest and debt expense, net                                                                    11,922             2,054
                                                                                                --------------    --------------

Loss before income taxes                                                                              (41,230)           (4,627)
Income tax benefit                                                                                     14,842             1,684
                                                                                                --------------    --------------
Net loss                                                                                             ($26,388)          ($2,943)
                                                                                                ==============    ==============




Weighted average number of common shares outstanding                                                   23,990            22,640
                                                                                                ==============    ==============

Basic net loss per share                                                                              $ (1.10)          $ (0.13)
                                                                                                ==============    ==============







 (The accompanying notes are an integral part of these consolidated condensed financial statements.)









                  AMES DEPARTMENT STORES, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                 (In Thousands)
                                   (Unaudited)

                                                                                    May 1,            January 30,          May 2,
                                                                                     1999                1999               1998
                                                                                ---------------     --------------     -------------
                                     ASSETS

Current Assets:
      Cash and short-term investments                                                  $46,315            $35,744           $22,348
      Receivables                                                                       50,639             30,244            26,713
      Merchandise inventories                                                          687,693            621,509           499,911
      Prepaid expenses and other current assets                                         39,488             16,075            14,244
                                                                                ---------------     --------------     -------------
             Total current assets                                                      824,135            703,572           563,216

Fixed Assets                                                                           471,916            437,834           141,887
      Less - Accumulated depreciation and amortization                                 (80,016)           (66,205)          (49,065)
                                                                                ---------------     --------------     -------------
             Net fixed assets                                                          391,900            371,629            92,822

Other assets and deferred charges                                                       48,973             16,447             6,269
Deferred taxes, net                                                                    102,406            102,406             7,406
Beneficial lease rights, net                                                            58,195             58,885                 -
Goodwill, net                                                                          228,142            230,454                 -
                                                                                ---------------     --------------     -------------
                                                                                    $1,653,751         $1,483,393          $669,713
                                                                                ===============     ==============     =============




                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
      Accounts payable:
          Trade                                                                       $275,552           $313,280          $182,258
          Other                                                                         71,410             83,485            50,782
                                                                                ---------------     --------------     -------------
             Total accounts payable                                                    346,962            396,765           233,040

      Short-term debt                                                                        -                  -            54,256
      Current portion of long-term debt, capital lease and financing obligations        17,799             17,799            12,306
      Self-insurance reserves                                                           29,176             29,115            14,983
      Accrued expenses and other current liabilities                                   237,783            211,827            69,870
      Store closing reserves                                                            58,789             59,768            10,946
                                                                                ---------------     --------------     -------------
          Total current liabilities                                                    690,509            715,274           395,401

Long-term debt                                                                         333,486             95,810                 -
Capital lease and financing obligations                                                184,901            191,904            29,823
Other long-term liabilities                                                            124,175            132,376            44,303
Excess of revalued net assets over equity under fresh-start reporting                   22,483             24,021            28,636
Commitments and contingencies

Stockholders' Equity:
      Preferred stock                                                                        -                  -                 -
      Common stock                                                                         240                239               227
      Additional paid-in capital                                                       237,243            236,667           120,080
      Retained earnings                                                                 61,628             88,016            51,243
      Treasury stock, at cost                                                             (914)              (914)                -
                                                                                ---------------     --------------     -------------
          Total stockholders' equity                                                   298,197            324,008           171,550
                                                                                ---------------     --------------     -------------
                                                                                    $1,653,751         $1,483,393          $669,713
                                                                                ===============     ==============     =============


 (The accompanying notes are an integral part of these consolidated condensed financial statements.)



                                       -4-




                  AMES DEPARTMENT STORES, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (In Thousands)
                                   (Unaudited)


                                                                                                  For the Thirteen
                                                                                                     Weeks Ended
                                                                                     ----------------------------------------
                                                                                          May 1,                  May 2,
                                                                                           1999                    1998
                                                                                     ----------------        ----------------
Cash flows from operating activities:
        Net loss                                                                            ($26,388)                ($2,943)
        Adjustments to reconcile net loss to net cash
            used for operating activities:
        Income tax benefit                                                                   (14,842)                 (1,684)
        Depreciation and amortization of fixed and other assets                               16,183                   2,104
        Increase in accounts receivable                                                      (20,395)                 (7,791)
        Increase in merchandise inventories                                                  (66,184)                (76,075)
        Increase (decrease) in accounts payable                                              (49,803)                  9,884
        Increase (decrease) in accrued expenses and other current liabilities                 24,899                  (3,327)
        Increase (decrease) in other working capital and other, net                          (15,098)                  1,912
                                                                                     ----------------        ----------------
Cash used for operations before store closing items                                         (151,628)                (77,920)
Payments of store closing costs                                                                 (979)                   (710)
                                                                                     ----------------        ----------------
Net cash used for operating activities                                                      (152,607)                (78,630)
                                                                                     ----------------        ----------------
Cash flows from investing activities:
        Purchases of fixed assets                                                            (34,205)                 (8,957)
        Purchase of leases                                                                   (27,822)                      -
                                                                                     ----------------        ----------------

Net cash used for investing activities                                                       (62,027)                 (8,957)
                                                                                     ----------------        ----------------
Cash flows from financing activities:
        Payments of debt, capital lease and financing obligations                             (7,003)                 (2,606)
        Borrowings under the revolver, net                                                    37,676                  54,256
        Proceeds from the issuance of senior notes                                           200,000                       -
        Payments of deferred financing costs                                                  (6,044)                      -
        Proceeds from the exercise of options and warrants                                       576                     457
                                                                                     ----------------        ----------------
Net cash provided by financing activities                                                    225,205                  52,107
                                                                                     ----------------        ----------------

Increase (decrease) in cash and short-term investments                                        10,571                 (35,480)
Cash and short-term investments, beginning of period                                          35,744                  57,828
                                                                                     ----------------        ----------------
Cash and short-term investments, end of period                                               $46,315                 $22,348
                                                                                     ================        ================




Supplemental  disclosures of cash flow information:
  Cash paid during the period for:
        Interest and debt fees not capitalized                                                $8,271                  $1,661
        Income taxes                                                                             355                      10



 (The accompanying notes are an integral part of these consolidated condensed financial statements.)


                                      - 5 -


                  AMES DEPARTMENT STORES, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)


1.     Basis of Presentation:
      -----------------------

              In the opinion of management, the accompanying unaudited consolidated condensed financial statements of Ames Department Stores, Inc. (a Delaware Corporation) and subsidiaries (collectively "Ames" or the "Company") contain all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of such financial statements for the interim periods. Due to the seasonality of the Company's operations, the results of its operations for the interim period ended May 1, 1999 may not be indicative of total results for the full year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations promulgated by the Securities and Exchange Commission (the "SEC"). Certain prior year amounts have been reclassified to conform to the presentation used for the current year. The consolidated condensed balance sheet at January 30, 1999 was obtained from audited financial statements previously filed with the SEC in the Company's Annual Report on Form 10-K for the fiscal year ended January 30, 1999 (the "1998 Form 10-K"). The accompanying unaudited consolidated condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the 1998 Form 10-K.

              In the fourth quarter of the year ended January 30, 1999 ("Fiscal 1998"), the Company adopted SOP 98-5 "Reporting on the Costs of Start-Up Activities" retroactively effective to the first quarter of Fiscal 1998. Therefore, the consolidated condensed financial statements for the quarter ended May 2, 1998 have been adjusted accordingly. Reference can be made to the 1998 Form 10-K for additional discussion of the adoption of SOP 98-5 by the Company.

2.     Acquisition and Agency Agreement:
      ----------------------------------

       Acquisition of Hills Stores Company

              On December 31, 1998, HSC Acquisition Corp. ("HSC"), a wholly owned subsidiary of the Company, acquired in excess of 80% of the outstanding voting stock of Hills Stores Company ("Hills") and approximately 74% of the outstanding Hills 12 1/2% senior notes. Subsequently, Hills was merged with HSC and became a wholly-owned subsidiary of Ames Department Stores, Inc. In April 1999, Hills was merged with and into Ames Department Stores Inc.

              Total  cash  consideration for  the acquisition of  Hills was $130
       million.   Reference  can  be  made  to  the  1998  Form 10-K for further discussion of the Hills acquisition.

              The acquisition has been recorded under the purchase method of accounting and, accordingly, the results of operations of Hills for the quarter ended May 1, 1999 are included in the accompanying consolidated condensed financial statements. The aggregate purchase price of $130 million has been allocated to assets acquired and liabilities assumed based on a preliminary determination of respective fair market values at the date of acquisition and is subject to adjustment. The fair value of tangible assets acquired and liabilities assumed was $477 million and $637 million, respectively. The balance of the purchase price, $290 million, was recorded as two components: an excess of cost over net assets acquired (goodwill) of $231 million, which is being amortized over 25 years on a straight-line basis, and beneficial lease rights of $59 million, which is being amortized over the life of the respective leases (which average approximately 25 years).

              At the time of the acquisition, Hills operated 155 discount department stores. In 1999, the Company will remodel and convert 150 of the Hills stores to Ames stores. The five remaining Hills stores along with seven other Ames stores will be closed because they are in locations that are either competitive with, or are underperforming, other Hills or Ames stores. The remodeling and conversion process will be conducted in three stages, each stage involving approximately one third of the Hills stores. The first stage was completed in late April 1999; the second and third stages are scheduled to be completed in July 1999, and September 1999, respectively.

       Agency Agreement Overview

              Concurrent with the Hills acquisition, the Company entered into a transition and agency agreement (the "Agency Agreement") with Gordon Brothers Retail Partners, LLC and The Nassi Group, LLC (collectively the "Agent"), which provides that the Agent shall serve for a period of time to operate all of the acquired Hills stores and to conduct inventory liquidation sales at each of those stores prior to its scheduled remodeling or final closure. Accordingly, the Agent is managing the sale of the inventory acquired in the Hills acquisition as well as certain other inventory identified in the Agency Agreement.

              The Agency Agreement entitles the Company to receive out of the sale proceeds a minimum amount equal to 40% of the initial retail value or initial ticketed selling price of the merchandise (the "Guaranteed Return"). Accordingly, the Company valued the acquired Hills inventory at an amount equal to the Guaranteed Return. An additional payment may be made to the Company if proceeds of sale exceed a target percentage of the initial retail value. The Agency Agreement further entitles the Company to reimbursement of certain store operating expenses (e.g., payroll, rent, advertising, etc.) out of the sale proceeds during the agency period.

              The Agent will be paid a fee (the "Agency Fee") for its services pursuant to the Agency Agreement. The Agency Fee will be an amount equal to the proceeds from the sales of Hills merchandise less a deduction for the reimbursement of store operating expenses and the Guaranteed Return.

       Agency Agreement Accounting

              As discussed earlier, the results of operations of Hills for the quarter ended May 1, 1999 have been included in the accompanying consolidated condensed financial statements. During the first quarter ended May 1, 1999, and for the duration of the Agency Agreement, the following accounting treatment has been, and will be, applied to recognize the results of the Hills stores prior to their conversion to Ames stores during fiscal 1999. Hills net sales will be recorded as "Hills Net Sales" and represent net sales achieved by the Hills stores prior to their conversion to Ames stores. "Hills Cost of Merchandise Sold" represents the cost of merchandise sold in connection with the above referenced sales as adjusted for the Guaranteed Return amount mentioned above. "Hills Operating Expenses and Agency Fees" include the following: the associated store expenses incurred while operating the Hills stores prior to their conversion to Ames stores, which are reimbursable to the Company out of the proceeds of Hills merchandise sales per the Agency Agreement; the Agency Fee due to the Agent for the period presented; and other expenses (e.g., non-store payroll, non-store rent, etc.) associated with supporting the Hills stores prior to their conversion to Ames stores, which are not reimbursable under the Agency Agreement.

              The Agency Fee of $26.2 million recorded for the first quarter was determined based upon the Hills sales results for the period, less the Guaranteed Return, reimbursable Hills store expenses and an allocation to Ames based on sale proceeds in excess of specified levels. Because the Company is entitled to a Guaranteed Return and reimbursement of Hills store expenses during the term of the Agency Agreement, the Company may realize the benefit of a reduction in the Agency Fee during the latter stages of the Agency Agreement. As a result, any Agency Fee calculated on an interim basis may not be indicative of the total fee to be remitted to the Agent. The Agency Fee will only be determined after a final accounting for all revenues and expenses earned/incurred during the entire agency period. The final accounting will be completed during the third quarter of fiscal 1999.

       Acquisition of Caldor Sites

              During March 1999, the Company entered into two agreements with Caldor Corporation to purchase seven of its stores in Connecticut, two stores in Massachusetts and a 649,000 square foot distribution center in Westfield, MA, for a total cash purchase price of $42.7 million. Under the terms of the agreements, the Company assumed Caldor's leases for the nine stores and the distribution center and acquired all of the store fixtures in eight of the stores and all racking, sorting systems and materials handling equipment in the distribution center. During March and April 1999, the United States Bankruptcy Court for the Southern District of New York approved the Company's right to purchase the leases for the stores and the distribution center. All of the transactions subsequently closed.

3.     Basic Net Loss Per Common Share:
      ---------------------------------

              Basic net loss per share was determined using the weighted average number of common shares outstanding. Diluted net loss per share was equal to basic net loss per share because inclusion of common stock equivalents would have been anti-dilutive. During the quarter ended May 1, 1999, 103,981 options were exercised and no warrants were converted. During the quarter ended May 2, 1998, 61,760 options were exercised and 188,135 warrants were converted.


4.     Inventories:
      -------------

              Inventories are valued at the lower of cost, using the first-in, first-out (FIFO) method, or market and include the capitalization of transportation and distribution center costs.


5.     Debt:
      ------

       Credit Agreement

              On December 31, 1998, in connection with the Hills Acquisition, certain of the Company's subsidiaries entered into an agreement (the "Credit Agreement") with a syndicate of other banks and financial institutions for whom Bank of America NT&SA is serving as agent. The Credit Agreement provides for a secured revolving credit facility of up to $650 million, with a sublimit of $150 million for letters of credit. The Credit Agreement replaced a $320 million secured revolving credit facility.

              The Credit Agreement is in effect until June 30, 2002 and is secured by substantially all of the assets of the Company. Reference can be made to the 1998 Form 10-K for additional discussion of the Credit Agreement and for descriptions of the Company's other obligations not discussed herein.

              As of May 1, 1999, borrowings of $82.6 million were outstanding under the Credit Agreement. These borrowings are included in long-term debt in the accompanying consolidated condensed balance sheet as of May 1, 1999. In addition, $28.2 and $9.0 million of standby and trade letters of credit, respectively, were outstanding under the Credit Agreement. The weighted average interest rate on the borrowings for the thirteen weeks ended May 1, 1999 was 7.7%. The peak borrowing level through May 1, 1999 was $281.8 million.

       Ames Senior Notes

              On April 27, 1999, the Company completed the sale of $200 million of its 10% seven-year senior notes (the "Ames Senior Notes"). The net proceeds from the sale of the Ames Senior Notes, approximately $193.4 million, were used to reduce outstanding borrowings under the Credit Agreement.

            The Ames Senior Notes pay interest semi-annually in April and October and mature April 2006. Prior to April 15, 2002, the Company may redeem up to 35% of the Ames Senior Notes with the proceeds of one or more public equity offerings at a redemption price of 110% of the principal amount thereof. On or after April 15, 2003, the Company may redeem some or all of the Ames Senior Notes outstanding at a redemption price equal, initially, to 105% of the principal amount thereof. In both cases, the accrued and unpaid interest will be added to the redemption price on the applicable redemption date.

           The Ames Senior Notes were issued under an indenture among Ames, its existing subsidiaries and The Chase Manhattan Bank. The financial covenants in the indenture restrict Ames' ability to: borrow money; pay dividends on or purchase Ames' stock; make investments; use assets as security in other transactions; sell certain assets or merge with other companies; and enter into transactions with affiliates. If a Change of Control occurs, each holder of the Ames Senior Notes has the right to require the Company to purchase all or any part of that holder's Ames Senior Notes for a payment in cash equal to 101% of the aggregate principal amount of Ames Senior Notes purchased plus accrued and unpaid interest.

6.     Stock Options:
      ---------------

              The Company has three stock option plans (the "Option Plans"): the 1994 Management Stock Option Plan, the 1998 Stock Incentive Plan and the 1994 Non-Employee Directors Stock Option Plan.

              In October 1995, the Financial Accounting Standards Board issued SFAS No. 123 "Accounting for Stock-Based Compensation." SFAS No. 123 established a fair-value based method of accounting for stock-based compensation; however, it allowed entities to continue accounting for employee stock-based compensation under the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." The Company elected to account for the Option Plans under APB Opinion No. 25, under which no compensation cost has been recognized, and adopt SFAS No. 123 through disclosure.

              If the Company had elected to recognize compensation cost for the Option Plans based on the fair value at the grant dates for awards under those plans, consistent with the method prescribed by SFAS No. 123, net loss and basic net loss per common share would have approximated the pro forma amounts indicated below:

                                                     For the Thirteen
                                                        Weeks Ended
                                                   May 1,          May 2,
                                                    1999            1998
                                                  -------         -------
       Net Loss (in thousands)
         As reported                             ($26,388)        ($2,943)
         Pro forma                               ($27,971)        ($3,080)

       Basic Net Loss Per Common Share
         As reported                              ($1.10)         ($0.13)
         Pro forma                                ($1.17)         ($0.14)

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

 7.    Income Taxes:
      --------------

              The Company's estimated annual effective income tax rate for each year was applied to the loss before income taxes for the thirteen weeks ended May 1, 1999 and May 2, 1998 to compute a non-cash income tax benefit. The income tax benefit is included in other current assets in the accompanying consolidated condensed balance sheet as of May 1, 1999 and May 2, 1998.


 8.    Commitments and Contingencies:
      -------------------------------

              Reference can be made to the 1998 Form 10-K (Item 3 - Legal Proceedings) for various litigation involving the Company, for which there were no material changes since the filing date of the 1998 Form 10-K except as follows:

              With regard to the Gould matter, on May 25, 1999, the Court preliminarily approved a class action settlement that had been reached by the parties. The terms and conditions of the Gould settlement mirror the Abrams settlement. Notice of the proposed class action settlement was sent to class members on June 4, 1999 and a hearing on the Final Approval of the Settlement is scheduled for September 15, 1999. If approved, the settlement provides that each class member will receive a calculated amount of cash and scrip usable in Ames stores based on the number of weeks worked and individual weekly salary levels in exchange for a release of all claims against the Company. The total amount of the settlement is not expected to exceed $265,000 in cash and $90,000 in scrip usable in Ames stores.

9.       Subsequent Events:
        -------------------

              On May 24, 1999, the Company completed the public offering of 5.1 million shares of Common Stock at a price of $38.75 per share by a syndicate of underwriters managed by Lehman Brothers with a co-lead manager and three other co-managers. The proceeds, net of underwriting discounts, of approximately $187.9 million were used to reduce borrowings under the Credit Agreement and for general corporate purposes.

                  AMES DEPARTMENT STORES, INC. AND SUBSIDIARIES
                        FISCAL QUARTER ENDED MAY 1, 1999
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS



       Results of Operations
      -----------------------

              On December 31, 1998,  we  acquired  approximately  80.8%  of  the
       outstanding  voting stock of Hills  Stores  Company.   Accordingly,   the
       operations of Hills and its subsidiaries during the quarter are included in our consolidated results of operations for the quarter ended May 1, 1999. Immediately following our acquisition of Hills, we began implementing a series of initiatives to prepare for the conversion of 150 of the Hills stores into Ames stores and the permanent closure of the five remaining Hills stores. These initiatives included the termination of most of Hills' corporate and administrative operations and personnel, the announced closure of seven Ames stores that we considered to be directly competitive with acquired Hills stores and the engagement of two experienced liquidation firms, Gordon Brothers Retail Partners and The Nassi Group, to operate the Hills stores until their closure and to liquidate Hills' merchandise inventories.

              During the quarter ended May 1, 1999, Gordon Brothers and The Nassi Group completed the merchandise liquidation sales in 50 of the Hills stores. Subsequent to the liquidation sales, we remodeled these stores during an eight-week period and, on April 19, 1999, we re-opened them as Ames stores. In addition, Gordon Brothers and The Nassi Group initiated the liquidation sales in 54 Hills stores in late March and the final liquidation sales in 46 Hills stores in early May.

              Under our agreement with Gordon Brothers and The Nassi Group, we are entitled to retain from the proceeds of the merchandise inventory sales, as a minimum guaranteed amount, 40% of the initial ticketed retail price of the inventory being sold, irrespective of the actual price at which it is sold. The remaining sale proceeds, net of the expenses of operating the stores, are payable to the liquidators as compensation for their services, subject to additional allocations to Ames to the extent the proceeds exceed specified levels. For financial reporting purposes, Hills' net sales represent the actual sale proceeds from merchandise liquidation sales, its cost of merchandise sold represents the minimum guaranteed amount adjusted for proceeds in excess of specified targets, and its selling, general and administrative expenses include the portion of those proceeds that are to be paid over to the liquidators.

                The following table illustrates the separate contribution of Ames' and Hills' operations to various components of the consolidated results of operations, as described below, for the quarter ended May 1, 1999, as well as the impact on these consolidated results of the other costs described below:

                                                         For the
                                                      Thirteen Weeks
                                                          Ended            For the Thirteen Weeks Ended May 1, 1999
                                                        May 2, 1998       ------------------------------------------
                                                      ---------------     Ames        Hills        Other        Total
                                                                         ------      -------      -------      -------
    NET SALES                                             $497,045      $581,602     $247,467    $    -        $829,069



    COSTS, EXPENSES AND (INCOME):

      Cost of merchandise sold                             358,611       419,505      167,450          -        586,955

      Selling, general and administrative expenses         145,272       159,632       89,257       16,572      265,461

      Leased department and other income                    (6,186)       (6,396)      (2,026)         -         (8,422)

      Depreciation and amortization expense, net             1,921         5,917        6,580        1,886       14,383

      Interest and debt expense, net                         2,054         7,978        2,774        1,170       11,922
                                                     --------------   -----------  -----------  -----------  -----------

    LOSS BEFORE INCOME TAXES                                (4,627)       (5,034)     (16,568)     (19,628)     (41,230)

    Income tax  benefit                                      1,684         1,812        5,964        7,066       14,842
                                                     --------------   -----------  -----------  -----------  -----------

    NET LOSS                                               ($2,943)      ($3,222)    ($10,604)    ($12,562)    ($26,388)
                                                           ========      ========    =========    =========    =========


                For the quarter ended May 1, 1999, the Ames results reflect (a) the results of the pre-Hills acquisition Ames base, (b) the post re-opening results of the 50 converted Hills stores and (c) certain expenses associated with the acquisition of Hills, including the interest expense on the acquired Hills senior notes and a pro rata share of the amortization of the goodwill recorded in connection with the acquisition. The Hills results represent (a) the results of operations for the Hills stores during the period that these stores were operated pursuant to the agreement with Gordon Brothers and The Nassi Group, including the fee due Gordon and Nassi and the depreciation and interest expense directly associated with such stores and (b) Hills corporate overhead expenses, principally the Canton, MA corporate facility. The other costs represent the expenses incurred during the period of remodeling the 50 Hills stores that re-opened as Ames stores on April 19, 1999.

                The unique circumstances under which Hills' operations have been conducted through the first quarter ended May 1, 1999 and the accounting treatment accorded those operations as a consequence of our agreement with Gordon Brothers and The Nassi Group distort any direct comparison of the principal components of Ames' consolidated results for the quarters ended May 1, 1999 and May 2, 1998. In the discussion that follows, Ames' net sales, gross margin, and selling, general and administrative expenses for the quarter ended May 1, 1999 are presented and compared exclusive of the Hills results. The impact of the Hills acquisition is included in the comparison of depreciation and amortization expense and interest and debt expense.

                Ames' net sales for the thirteen weeks ended May 1, 1999 increased $84.6 million or 17.0% from the prior-year's first quarter and comparable-store sales increased 9.1%. These sales increases were attributable, in part, to the Grand Openings of 50 converted Hills stores and 1 other new Ames store in April 1999 and a successful month long promotion in March 1999. Net sales for last year have been restated to reflect the effect of recording promotional coupons issued by Ames as markdowns, which conforms with the current year treatment.

                Ames' gross margin increased $23.7 million in the first quarter of 1999 compared to the first quarter of 1998, but remained unchanged as a percentage of net sales at 27.9%. The gross margin rate for the first quarter benefited from a higher average markup on sales, which was offset by higher markdowns.

                Ames' selling, general and administrative expenses increased $14.4 million in the first quarter of 1999 compared to the first quarter of 1998, but decreased as a percentage of net sales from 29.2% in 1998 to 27.4% in 1999. The percentage decrease was primarily attributable to a reduction in store related expenses as a percentage of sales.

                Depreciation and amortization expense increased by $12.5 million. The Hills acquisition added $6.6 million of depreciation and amortization expense associated with the additional depreciation and amortization of the Hills fixed assets and beneficial lease rights and the amortization of goodwill relating to the excess of the Hills acquisition cost over the value of the acquired assets. The increase in depreciation and amortization expense also related to new point-of-sale systems installed in the Ames stores in 1998 and fixtures purchased for the six new Ames stores opened during fiscal 1998.

                Interest expense increased by $9.9 million. The increase was primarily attributable to increased interest on bank borrowings and the interest expense incurred for the Hills senior notes that were not tendered during the Hills acquisition.

                Our estimated annual effective income tax rate for each year was applied to the loss before income taxes for each period to compute a non-cash income tax benefit. The income tax benefits are included in other current assets in the balance sheet as of May 1, 1999 and May 2, 1998.

       Liquidity and Capital Resources
      ---------------------------------

              Our principal sources of liquidity are our bank credit facility, cash from operations and cash on hand. Our current bank credit facility consists of a revolving credit facility of up to $650.0 million, with a sublimit of $150.0 million for letters of credit, which expires June 30, 2002. Borrowings under the bank credit facility are secured by substantially all of our assets and after February 2000 we are required to meet certain financial covenants. In addition, we are required to maintain a minimum availability of at least $100.0 million. Our peak borrowing level during the quarter ended May 1, 1999 under this bank credit facility was $281.8 million. We believe we will have sufficient liquidity to meet our financial obligations for the foreseeable future.

              On April 27, 1999, we completed the sale of $200 million of Ames senior notes. The net proceeds from the sale of the Ames senior notes, approximately $193.4 million, were used to reduce outstanding borrowings under our bank credit facility. The Ames senior notes pay interest semi-annually in April and October and mature April 2006.

              On May 24, 1999, we completed the public offering of 5.1 million shares of Common Stock at a price of $38.75 per share. The proceeds, net of underwriting discounts, of approximately $187.9 million were used to reduce our borrowings under the bank credit facility and for general corporate purposes.

              Merchandise  inventories increased $187.8 million from May 2, 1998 to May 1, 1999 due to planned increases for the opening of the converted Hills stores as well as the inclusion of $82.9 million of merchandise inventories from the Hills locations in liquidation as of the end of the quarter. The inventories in the Hills stores in liquidation have been valued at approximately 40% of the initial ticketed retail price of the merchandise, which represents the minimum amount we are entitled to retain out of the proceeds from the liquidation. Our merchandise inventories increased $66.2 from January 30, 1999 to May 1, 1999 due primarily to the normal seasonal build-up of inventories.

              Trade accounts payable increased $93.3 million from May 2, 1998 to May 1, 1999 primarily due to the merchandise inventory increases referenced above and the inclusion of $20.8 million of Hills' trade payables. The decrease of $37.7 million from January 30, 1999 to May 1, 1999 was principally the result of seasonal dating in effect as of January 30, 1999, partially offset by the seasonal build-up of inventories referenced above.

              Capital expenditures for the thirteen weeks ended May 1, 1999 totaled $34.2 million and for the balance of the year are estimated to be approximately $185.0 million. We adjust our plans for making such expenditures depending on the amount of internally generated funds.

              Net fixed assets increased by $299.1 million from May 2, 1998 to May 1, 1999 due primarily to the inclusion of $226.4 million in net fixed assets of Hills. Our net fixed assets increased $20.3 million from January 30, 1999 to May 1, 1999 due primarily to the capital expenditures associated with the newly converted Hills stores.

              Beneficial lease rights represent the excess of the fair market value of the acquired Hills leases over contract value of those leases. We are amortizing this amount over the terms of the related leases (which average approximately 25 years) using the straight-line method. Goodwill is being amortized over 25 years using the straight-line method.

              Long-term debt as of May 1, 1999 consisted of borrowings under our bank credit facility of $82.6 million, $200.0 million of the Ames senior notes issued in April 1999, and $50.9 million of the Hills senior notes that remained outstanding after the acquisition. The Hills senior notes became direct obligations of Ames as a result of the merger of Hills into Ames.

              Capital lease and financing obligations increased $155.1 million from May 2, 1998 to May 1, 1999 due primarily to the inclusion of $144.5 million of capital lease and financing obligations of Hills. Capital lease and financing obligations decreased by $7.0 million from January
       30,  1999  to  May 1,  1999  due  to  payments  made  on  capital   lease
       obligations.

              The net operating loss carryovers remaining after fiscal year 1998, subject to any limitations pursuant to Internal Revenue Code Sec. 382, should offset income on which taxes would otherwise be payable in the next several years.

       Year 2000 Readiness
      ---------------------

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

              As previously reported, we initiated a comprehensive program to prepare our computer systems and applications for the year 2000. We have spent approximately $4.6 million on this program through the end of the first quarter of fiscal 1999 and expect that full implementation of the program will involve an additional $2.0 million to $2.5 million, including expenditures for software and consulting services. Additionally, we estimate the allocated costs of our internal system development staff who are implementing our year 2000 initiatives to be $3.5 million to $4.0 million over the life of the project.

                                     Part II

                                OTHER INFORMATION


Item 1.        Legal Proceedings
              -------------------

                      Reference  can  be  made  to  Item 3 -  Legal  Proceedings included in the Company's most recent Form 10-K for various litigation involving the Company, for which there were no material changes since the filing date of the Form 10-K except as set forth in Note 8.


Item 4.        Submission of Matters to a Vote of Security Holders
              -----------------------------------------------------

                      On May 14,  1999,  the Company sent a notice of the annual meeting and a proxy statement to its stockholders. The notice of meeting announced that the Annual Meeting of Stockholders would be held Wednesday, June 16, 1999, to consider and act upon the following matters: (a) the election of six (6) directors for a term of one year or until their successor(s) have been elected and qualified; (b) the ratification and approval of the appointment of Arthur Andersen LLP as independent certified public accountants and auditors for the Company for the fiscal year ending January 29, 2000; and (c) the transaction of such other business as may properly come before the meeting or any adjournment(s) thereof.

                      The  results  of  the  meeting  will  be  reported  in the
               Quarterly Report for the Company's fiscal quarter ending July 31, 1999.


Item 6.        Exhibits and Reports on Form 8-K
              ----------------------------------

    (a)        Index to Exhibits
              -------------------

               Exhibit No.                         Exhibit                           Page No.
              -------------                       ---------                         ----------
                   11                   Schedule of computation of basic                18
                                        and diluted net income (loss) per
                                        share



    (b)        Reports on Form 8-K:
              ----------------------

               The following reports on Form 8-K were filed with the Securities and Exchange Commission during the first quarter:


        Date of Report                  Date of Filing                  Item #              Description
       ----------------                ----------------                --------            -------------

        March 16, 1999                  March 16, 1999                     7          Disclosure of Hills Stores Company historical
                                                                                      financial statements and combined pro forma
                                                                                      historical statements to fulfill reporting
                                                                                      requirements.

        April 2, 1999                   April 2, 1999                      5          Disclosure of the Employment Agreement dated
                                                                                      March 23, 1999 between Ames Department Stores,
                                                                                      Inc. and Rolando de Aguiar.

        April 2, 1999                   April 2, 1999                      5          Disclosure of the Employment Agreement dated
                                                                                      March 23, 1999 between Ames Department Stores,
                                                                                      Inc. and Denis T. Lemire.




                                   SIGNATURES





        Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                          AMES DEPARTMENT STORES, INC.
                                  (Registrant)




     Dated:     June 11, 1999            /s/ Joseph R. Ettore
                                         ---------------------------------------
                                          Joseph R. Ettore, President, Director,
                                          and Chief Executive Officer






     Dated:     June 11, 1999            /s/ Rolando de Aguiar
                                         ---------------------------------------
                                          Rolando de Aguiar, Executive Vice
                                          President and Chief Financial and
                                          Administrative Officer

                                                                                                             Exhibit 11






                  AMES DEPARTMENT STORES, INC. AND SUBSIDIARIES
         SCHEDULE OF COMPUTATION OF BASIC AND DILUTED EARNINGS PER SHARE
                 (Amounts in thousands except per share amounts)



                                                                                        For the Thirteen
                                                                                          Weeks Ended
                                                                                  -----------------------------

                                                                                     May 1,          May 2,
                                                                                      1999            1998
                                                                                  -------------   -------------


Net loss                                                                              ($26,338)        ($2,943)
                                                                                  =============   =============






For Basic Net Loss Per Share
-----------------------------
   Weighted average number of common shares
          outstanding during the period                                                 23,990          22,640
                                                                                  =============   =============


        Basic net loss per share                                                        ($1.10)         ($0.13)
                                                                                  =============   =============



For Diluted Net Loss Per Share
-------------------------------
   Weighted average number of common shares
          outstanding during the period                                                 23,990          22,640

   Add:   Common stock equivalent shares represented by
        - Series B Warrants                                                                 (a)             (a)
        - Options under 1994 Management Stock Option Plan &
                1998 Stock Incentive Plan                                                   (a)             (a)
        - Options under 1994 Non-Employee Directors
                Stock Option Plan                                                           (a)             (a)

                                                                                  -------------   -------------
   Weighted average number of common and common equivalent
          shares used in the calculation of diluted net loss per share                  23,990          22,640
                                                                                  =============   =============


        Diluted net loss per share                                                      ($1.10)         ($0.13)
                                                                                  =============   =============


          (a) Common stock equivalents have not been included because the effect would be anti-dilutive.