Form 10-Q
period 1999-07-31
AMES DEPARTMENT STORES INC
filed 1999-09-14
CIK 6071

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q



[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended                July 31, 1999
                               ------------------------------------------------


[   ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to
                              ------------------         ------------------
                         Commission File Number 1-05380

                          AMES DEPARTMENT STORES, INC.
             (Exact name of registrant as specified in its charter)


           Delaware                                     04-2269444
-------------------------------          --------------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
 incorporation or organization)


2418 Main Street, Rocky Hill, Connecticut                   06067
-----------------------------------------                 ----------
(Address of principal executive offices)                  (Zip Code)


Registrant's telephone number including area code:      (860) 257-2000
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


     29,170,909 shares of Common Stock were outstanding on August 17, 1999.


                            Exhibit Index on page 16

                        Page 1 of 31 (including exhibits)

                  AMES DEPARTMENT STORES, INC. AND SUBSIDIARIES

                                    FORM 10-Q

                       FOR THE QUARTER ENDED JULY 31, 1999




                                    I N D E X




                                                                         Page

Part I:  Financial Information

           Consolidated Condensed Statements of Operations                 3
              for the Thirteen and Twenty-Six Weeks ended July 31,
              1999 and August 1, 1998

           Consolidated Condensed Balance Sheets as of                     4
              July 31, 1999, January 30, 1999, and August 1,
              1998

          Consolidated Condensed Statements of Cash Flows                  5
              for the Twenty-Six Weeks ended July 31, 1999
              and August 1, 1998

          Notes to Consolidated Condensed Financial Statements             6

          Management's Discussion and Analysis of Financial               11
              Condition and Results of Operations


Part II: Other Information

          Submission of Matters to a Vote of Security Holders             16

          Exhibits and Reports on Form 8-K                                16



                                     PART I
                              FINANCIAL INFORMATION


                  AMES DEPARTMENT STORES, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                    (In Thousands, Except Per Share Amounts)



                                                                             (Unaudited)                       (Unaudited)
                                                                          For the Thirteen                  For the Twenty-Six
                                                                             Weeks Ended                        Weeks Ended
                                                                    ------------------------------    ------------------------------
                                                                     July 31,        August 1,          July 31,        August 1,
                                                                       1999             1998              1999             1998
                                                                    ------------    ------------      -------------   --------------
Ames net sales                                                         $728,023         $535,047       $1,309,625       $1,032,092
Hills net sales                                                         128,175                -          375,642                -
                                                                    ------------    ------------    -------------   --------------
     Total net sales                                                    856,198          535,047        1,685,267        1,032,092

Costs, expenses and (income):
     Ames cost of merchandise sold                                      514,584          378,211          934,089          736,822
     Hills cost of merchandise sold                                      83,762                -          251,212                -
     Ames selling, general and administrative expenses                  221,371          145,490          397,575          290,762
     Hills operating expenses and agency fees                            52,790                -          142,047                -
     Leased department and other income                                 (11,590)          (7,489)         (20,012)         (13,675)
     Depreciation and amortization expense, net                          16,304            2,257           30,687            4,178
     Interest and debt expense, net                                      13,621            3,192           25,543            5,246
                                                                    ------------    ------------    -------------   --------------

Income (loss) before income taxes                                       (34,644)          13,386          (75,874)           8,759
Income tax benefit (provision)                                           12,471           (5,000)          27,313           (3,316)
                                                                    ------------    ------------    -------------   --------------

Net income (loss)                                                      ($22,173)          $8,386         ($48,561)          $5,443
                                                                    ============    =============    =============   ==============



Basic net income (loss) per common share                                $ (0.80)          $ 0.37          $ (1.87)          $ 0.24
                                                                    ============    =============    =============   ==============

Weighted average number of common shares outstanding                     27,706           22,950           25,914           22,800
                                                                    ============    =============    =============   ==============


Diluted net income (loss) per common share                              $ (0.80)          $ 0.35          $ (1.87)          $ 0.23
                                                                    ============    =============    =============   ==============


Weighted average number of common and common
     equivalent shares outstanding                                       27,706           24,272           25,914           24,171
                                                                    ============    =============    =============   ==============

 (The accompanying notes are an integral part of these consolidated condensed financial statements.)

                                      -3-



                  AMES DEPARTMENT STORES, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                 (In Thousands)
                                                                          (Unaudited)                         (Unaudited)
                                                                            July 31,        January 30,        August 1,
                                                                              1999             1999               1998
                                                                         ---------------   --------------     -------------
                                                          ASSETS
Current Assets:
      Cash and short-term investments                                           $36,404          $35,744           $20,859
      Receivables                                                                47,038           30,244            22,662
      Merchandise inventories                                                   795,440          621,509           502,157
      Prepaid expenses and other current assets                                  57,173           16,075            11,776
                                                                         ---------------   --------------     -------------
             Total current assets                                               936,055          703,572           557,454

Fixed Assets                                                                    527,345          437,834           165,692
      Less - Accumulated depreciation and amortization                          (95,737)         (66,205)          (53,283)
                                                                         ---------------   --------------     -------------
             Net fixed assets                                                   431,608          371,629           112,409

Other assets and deferred charges                                                63,232           16,447             5,900
Deferred taxes, net                                                             102,406          102,406             7,406
Beneficial lease rights, net                                                     57,507           58,885                 -
Goodwill, net                                                                   197,471          230,454                 -
                                                                         ---------------   --------------     -------------
                                                                             $1,788,279       $1,483,393          $683,169
                                                                         ===============   ==============     =============



                                           LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
      Accounts payable:
         Trade                                                                 $343,981         $313,280          $176,147
         Other                                                                   67,557           83,485            43,060
                                                                         ---------------   --------------     -------------
             Total accounts payable                                             411,538          396,765           219,207

      Short-term debt                                                                 -                -            70,525
      Current portion of long-term debt, capital lease and financing obligations 19,801           17,799             4,638
      Self-insurance reserves                                                    29,085           29,115            14,584
      Accrued expenses and other current liabilities                            215,638          211,827            74,581
      Store closing reserves                                                     56,130           59,768            10,301
                                                                         ---------------   --------------     -------------
         Total current liabilities                                              732,192          715,274           393,836

Long-term debt                                                                  257,085           95,810                 -
Capital lease and financing obligations                                         183,559          191,904            37,378
Other long-term liabilities                                                     130,766          132,376            38,995
Excess of revalued net assets over equity under fresh-start reporting            20,944           24,021            27,097
Commitments and contingencies

Stockholders' Equity:
      Preferred  stock  (3,000,000  shares  authorized;   no  shares  issued  or
         outstanding at July 31, 1999, January 30, 1999 and August 1, 1998,
         par value per share $.01)                                                    -                -                 -
      Common stock (40,000,000 shares authorized; 29,166,639, 23,921,545 and 23,096,554 shares outstanding at July 31, 1999, January 30, 1999
         and August 1, 1998, respectively; par value per share $.01)                292              239               233
      Additional paid-in capital                                                424,900          236,667           126,001
      Retained earnings                                                          39,455           88,016            59,629
      Treasury stock (79,495 shares, at cost)                                      (914)            (914)                -
                                                                         ---------------   --------------     -------------
         Total stockholders' equity                                             463,733          324,008           185,863
                                                                         ---------------   --------------     -------------
                                                                             $1,788,279       $1,483,393          $683,169
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


                  AMES DEPARTMENT STORES, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (In Thousands)


                                                                                             (Unaudited)
                                                                                         For the Twenty-Six
                                                                                             Weeks Ended
                                                                                -------------------------------------
                                                                                   July 31,              August 1,
                                                                                    1999                   1998
                                                                                --------------        ---------------
Cash flows from operating activities:
        Net income (loss)                                                            ($48,561)                $5,443
        Adjustments to reconcile net income (loss) to net cash
            used for operating activities:
        Income tax (benefit) provision                                                (27,313)                 3,316
        Depreciation and amortization of fixed and other assets                        34,618                  5,291
        Increase in accounts receivable                                               (16,794)                (3,740)
        Increase in merchandise inventories                                          (173,931)               (78,321)
        Increase (decrease) in accounts payable                                        14,773                 (3,949)
        Increase (decrease) in accrued expenses and other current liabilities           3,781                   (326)
        Increase (decrease) in other working capital and other, net                    13,927                 (1,957)
                                                                                --------------        ---------------
Cash used for operations before store closing items                                  (199,500)               (74,243)
Payments of store closing costs                                                        (3,386)                (1,355)
                                                                                --------------        ---------------
Net cash used for operating activities                                               (202,886)               (75,598)
                                                                                --------------        ---------------
Cash flows from investing activities:
        Purchases of fixed assets                                                     (83,614)               (22,615)
        Purchase of leases                                                            (42,835)                     -
                                                                                --------------        ---------------
Net cash used for investing activities                                               (126,449)               (22,615)
                                                                                --------------        ---------------
Cash flows from financing activities:
        Payments of debt, capital lease and financing obligations                     (12,854)               (13,003)
        Borrowings (payments) under the revolver, net                                 (38,725)                70,525
        Proceeds from the issuance of senior notes                                    200,000                      -
        Proceeds from the issuance of common stock, net                               187,484                      -
        Payments of deferred financing costs                                           (6,712)                     -
        Proceeds from the exercise of options and warrants                                802                  3,722
                                                                                --------------        ---------------

Net cash provided by financing activities                                             329,995                 61,244
                                                                                --------------        ---------------

Increase (decrease) in cash and short-term investments                                    660                (36,969)
Cash and short-term investments, beginning of period                                   35,744                 57,828
                                                                                --------------        ---------------
Cash and short-term investments, end of period                                        $36,404                $20,859
                                                                                ==============        ===============


Supplemental  disclosures of cash flow information:
   Cash paid during the period for:
        Interest and debt fees not capitalized                                         $9,234                 $4,043
        Income taxes                                                                    1,735                      5




 (The accompanying notes are an integral part of these consolidated condensed financial statements.)

                                      -5-

                  AMES DEPARTMENT STORES, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)


1.     Basis of Presentation:
      -----------------------
              In  the  opinion  of  management,   the   accompanying   unaudited
       consolidated condensed financial statements of Ames Department Stores, Inc. (a Delaware corporation) and subsidiaries (collectively "Ames" or the "Company") contain all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of such financial statements for the interim periods. Due to the seasonality of the Company's operations, the results of its operations for the interim period ended July 31, 1999 may not be indicative of total results for the full year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations promulgated by the Securities and Exchange Commission (the "SEC"). Certain prior year amounts have been reclassified to conform to the presentation used for the current year. Pursuant to the indenture governing the Ames Senior Notes (as defined in Note 5), all of Ames' subsidiaries have jointly and severally guaranteed the Ames Senior Notes on a full and unconditional basis. Separate financial statements of those subsidiaries have not been included herein because management has determined that they are not material to investors.

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

              In the fourth quarter of the year ended January 30, 1999 ("Fiscal 1998"), the Company adopted SOP 98-5 "Reporting on the Costs of Start-Up Activities" retroactively effective to the first quarter of Fiscal 1998. Therefore, the consolidated condensed financial statements for the thirteen and twenty-six weeks ended August 1, 1998 have been adjusted accordingly. Reference can be made to the 1998 Form 10-K for additional discussion of the adoption of SOP 98-5 by the Company.


2.     Acquisition and Agency Agreement:
      ----------------------------------
       Acquisition of Hills Stores Company

              On December 31, 1998, HSC Acquisition Corp. ("HSC"), a wholly owned subsidiary of the Company, acquired in excess of 80% of the outstanding voting stock of Hills Stores Company ("Hills") and approximately 74% of the outstanding Hills 12 1/2% senior notes. Subsequently, Hills was merged with HSC and became a wholly-owned subsidiary of Ames Department Stores, Inc. In April 1999, Hills was merged with and into Ames Department Stores, Inc.

              Total  cash  consideration for the  acquisition of  Hills was $130
       million.   Reference can  be  made  to the  1998  Form 10-K  for  further discussion of the Hills acquisition.

              The acquisition has been recorded under the purchase method of accounting and, accordingly, the results of operations of Hills for the quarter ended July 31, 1999 are included in the accompanying consolidated condensed financial statements. The aggregate purchase price of $130 million has been allocated to assets acquired and liabilities assumed based on a preliminary determination of respective fair market values at the date of acquisition and is subject to adjustment. The fair value of tangible assets acquired and liabilities assumed was $477 million and $637 million, respectively. The balance of the purchase price, $290 million, was recorded as two components: an excess of cost over net assets acquired (goodwill) of $231 million, which is being amortized over 25 years on a straight-line basis, and beneficial lease rights of $59 million, which is being amortized over the life of the respective leases (which average approximately 25 years). As of July 31, 1999, goodwill was reduced by $28 million due to the completion of inventory liquidation sales at the Hills store locations.

              At the time of the acquisition, Hills operated 155 discount department stores. In 1999, the Company will remodel and convert 151 of the Hills stores to Ames stores. The four remaining Hills stores along with seven other Ames stores will be closed because they are in locations that are either competitive with, or are underperforming, other Hills or Ames stores. The remodeling and conversion process is being conducted in three stages, each stage involving approximately one third of the Hills stores. The first stage was completed in late April 1999; the second stage was completed in late July 1999; and the third stage is scheduled to be completed in September 1999.

       Agency Agreement Overview

              Concurrent with the Hills acquisition, the Company entered into a transition and agency agreement (the "Agency Agreement") with Gordon Brothers Retail Partners, LLC and The Nassi Group, LLC (collectively the "Agent"), which provided that the Agent serve for a period of time to operate all of the acquired Hills stores and to conduct inventory liquidation sales at each of those stores prior to its scheduled remodeling or final closure. Accordingly, the Agent managed the sale of the inventory acquired in the Hills acquisition as well as certain other inventory identified in the Agency Agreement.

              The Agency Agreement entitled the Company to receive out of the sale proceeds a minimum amount equal to 40% of the initial retail value or initial ticketed selling price of the merchandise (the "Guaranteed Return"). Accordingly, the Company valued the acquired Hills inventory at an amount equal to the Guaranteed Return. An additional payment may be made to the Company if proceeds of sale exceed a target percentage of the initial retail value. The Agency Agreement further entitled the Company to reimbursement of certain store operating expenses (e.g., payroll, rent, advertising, etc.) out of the sale proceeds during the agency period.

              The Agent will be paid a fee (the "Agency Fee") for its services pursuant to the Agency Agreement. The Agency Fee will be an amount equal to the proceeds from the sales of Hills merchandise less a deduction for the reimbursement of store operating expenses and the Guaranteed Return.

       Agency Agreement Accounting

              As discussed earlier, the results of operations of Hills for the thirteen and twenty-six weeks ended July 31, 1999 have been included in the accompanying consolidated condensed financial statements. During the thirteen and twenty-six weeks ended July 31, 1999, the following accounting treatment has been applied to recognize the results of the Hills stores prior to their conversion to Ames stores during fiscal 1999. Hills net sales have been recorded as "Hills Net Sales" and represent net sales achieved by the Hills stores prior to their conversion to Ames stores. "Hills Cost of Merchandise Sold" represents the cost of merchandise sold in connection with the above referenced sales as adjusted for the Guaranteed Return amount mentioned above. "Hills Operating Expenses and Agency Fees" include the following: the associated store expenses incurred while operating the Hills stores prior to their conversion to Ames stores, which are reimbursable to the Company out of the proceeds of Hills merchandise sales per the Agency Agreement; the Agency Fee due to the Agent for the period presented; and other expenses (e.g., non-store payroll, non-store rent, etc.) associated with supporting the Hills stores prior to their conversion to Ames stores, which are not reimbursable under the Agency Agreement.

              The Agency Fee recorded for the second quarter and first half of 1999 was $13.1 million and $39.3 million respectively, and was determined based upon the Hills sales results for the period, less the Guaranteed Return, reimbursable Hills store expenses and an allocation to Ames based on sale proceeds in excess of specified levels. The Agency Fee will only be determined after a final accounting for all revenues and expenses earned/incurred during the entire agency period. The final accounting will be completed during the third quarter of fiscal 1999.

              During the quarter ended July 31, 1999, the inventory liquidation sales at the Hills stores were completed. Proceeds from the sales during the entire agency period exceeded the targeted percentage referenced above. The Company will share in the excess and thereby will realize in excess of the Guaranteed Return for the acquired Hills inventory. The $28.3 million adjustment, recorded as of July 31, 1999, to recognize the increase in inventory valuation concurrently reduced the original estimate of the excess of cost over net assets acquired (goodwill).

       Acquisition of Caldor Sites

              During March 1999, the Company entered into two agreements with Caldor Corporation to purchase seven of its stores in Connecticut, two stores in Massachusetts and a 649,000 square foot distribution center in Westfield, MA, for a total cash purchase price of $42.8 million. Under the terms of the agreements, the Company assumed Caldor's leases for the nine stores and the distribution center and acquired all of the store fixtures in eight of the stores and all racking, sorting systems and materials handling equipment in the distribution center. During March and April 1999, the United States Bankruptcy Court for the Southern District of New York approved the Company's right to purchase the leases for the stores and the distribution center. All of the transactions subsequently closed.


3.     Net Income (Loss) Per Common Share:
      ---------------------------------
              Net income (loss) per share was determined using the weighted average number of common shares outstanding. Diluted net loss per share was equal to basic net loss per share because inclusion of common stock equivalents would have been anti-dilutive. During the quarter ended July 31, 1999, 28,690 options were exercised. During the quarter ended August 1, 1998, 74,210 options were exercised and 190,723 warrants were converted.


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

              As of July 31, 1999, borrowings of $6.2 million were outstanding under the Credit Agreement. These borrowings are included in long-term debt in the accompanying consolidated condensed balance sheet as of July 31, 1999. In addition, $28.1 and $13.4 million of standby and trade letters of credit, respectively, were outstanding under the Credit Agreement. The weighted average interest rate on the borrowings for the thirteen and twenty-six weeks ended July 31, 1999 were 7.9% and 7.7%, respectively. The peak borrowing level through July 31, 1999 was $281.8 million and occurred in April 1999, prior to the sale of the Ames Senior Notes.

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

              If the Company had elected to recognize compensation cost for the Option Plans based on the fair value at the grant dates for awards under those plans, consistent with the method prescribed by SFAS No. 123, net income (loss) and net income (loss) per diluted common share would have approximated the pro forma amounts indicated below:

                                       For the Thirteen                 For the Twenty-Six
                                          Weeks Ended                      Weeks Ended
                                    July 31,         August 1,       July 31,          August 1,
                                      1999             1998            1999              1998
                                    --------        ----------       --------         ----------
       Net Income (Loss) (in thousands)
         As reported                ($22,173)         $8,386         ($48,561)          $5,443
         Pro forma                  ($24,507)         $7,672         ($52,278)          $4,597

       Diluted Net Income (Loss)
       Per Common Share
         As reported                 ($0.80)(a)        $0.35          ($1.87)(a)         $0.23
         Pro forma                   ($0.88)(a)        $0.32          ($2.02)(a)         $0.19

 (a) Common stock equivalent shares have not been included because the effect would be anti-dilutive.


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


 7.    Income Taxes:
      --------------
              The Company's estimated annual effective income tax rate for each year was applied to the loss before income taxes for the thirteen and twenty-six weeks ended July 31, 1999 and to the income before income taxes for the thirteen and twenty-six weeks ended August 1, 1998 to compute a non-cash income tax benefit in 1999 and provision in 1998. The income tax benefit is included in other current assets in the accompanying consolidated condensed balance sheet as of July 31, 1999. The income tax provision is included as an addition to paid-in capital in the accompanying consolidated condensed balance sheet as of August 1, 1998.


 8.    Commitments and Contingencies:
      -------------------------------
              Reference can be made to the 1998 Form 10-K (Item 3 - Legal Proceedings) for various litigation involving the Company, for which there were no material changes since the filing date of the 1998 Form 10-K except as follows:

              With regard to the Gould matter, the Court has entered a Preliminary Order of Approval and set September 15, 1999 as the date for a Final Settlement Hearing.


9.       Equity Offering:
        -----------------
              On May 24, 1999, the Company completed the public offering of 5.1 million shares of Common Stock at a price of $38.75 per share. The proceeds, net of underwriting discounts, of approximately $187.9 million, were used to reduce borrowings under the Credit Agreement and for general corporate purposes.


10.      Subsequent Events:
        -------------------
              On August 2, 1999, the Company opened a new 649,000 square foot distribution center in Westfield, MA. The distribution center was purchased from Caldor during the first quarter of 1999.

                  AMES DEPARTMENT STORES, INC. AND SUBSIDIARIES
                       FISCAL QUARTER ENDED JULY 31, 1999
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS



       Results of Operations
      -----------------------
              On December 31, 1998, we acquired in excess of 80% of the outstanding voting stock of Hills Stores Company. Accordingly, the operations of Hills and its subsidiaries during the quarter are included in our consolidated results of operations for the thirteen and twenty-six weeks ended July 31, 1999. Immediately following our acquisition of Hills, we began implementing a series of initiatives to prepare for the conversion of 151 of the Hills stores into Ames stores and the permanent closure of the four remaining Hills stores. These initiatives included the termination of most of Hills' corporate and administrative operations and personnel, the announced closure of seven Ames stores that we considered to be directly competitive with acquired Hills stores and the engagement of two experienced liquidation firms, Gordon Brothers Retail Partners and The Nassi Group, to operate the Hills stores until their closure and to liquidate Hills' merchandise inventories.

              In May 1999, Gordon Brothers and The Nassi Group completed the merchandise liquidation sales in 56 of the Hills stores. Of these stores, 2 were closed permanently and 54 were remodeled during an eight week period and were re-opened in July 1999, as Ames stores. In July 1999, Gordon Brothers and The Nassi Group completed the merchandise liquidation sales in the final 47 Hills stores, all of which are expected to be re-opened as Ames stores in late September.

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

        The following table illustrates the separate contribution of Ames' and Hills' operations to various components of the consolidated results of operations, as described below, for the thirteen and twenty-six weeks ended July 31, 1999, as well as the impact on these consolidated results of the other costs described below:

                                                     For the Thirteen
                                                        Weeks Ended               For the Thirteen Weeks Ended July 31, 1999
                                                       August 1, 1998         ------------------------------------------------------
                                                    -------------------       Ames           Hills         Other          Total
                                                                            --------       --------      ---------       --------
TOTAL NET SALES                                            $535,047         $728,023       $128,175          $ -         $856,198

COSTS, EXPENSES AND (INCOME):
   Cost of merchandise sold                                 378,211          514,584         83,762            -          598,346
   Selling, general and administrative expenses             145,490          191,271         52,790       30,100          274,161
   Leased department and other income                        (7,489)         (10,248)        (1,342)           -          (11,590)
   Depreciation and amortization expense, net                 2,257           10,606          3,813        1,885           16,304
   Interest and debt expense, net                             3,192           11,439          1,388          794           13,621

                                                     ---------------   --------------  -------------  -----------  ---------------
   INCOME (LOSS) BEFORE INCOME TAXES                         13,386           10,371        (12,236)     (32,779)         (34,644)
   Income tax benefit (provision)                            (5,000)          (3,733)         4,404       11,800           12,471
                                                     ---------------   --------------  -------------  -----------  ---------------
    NET INCOME (LOSS)                                        $8,386           $6,638        ($7,832)    ($20,979)        ($22,173)
                                                     ===============   ==============  =============  ===========  ===============

   Weighted average number of common shares                  22,950           27,706         27,706       27,706           27,706
     outstanding                                     ===============   ==============  =============  ===========  ===============

   Net income (loss) per share                               $ 0.37           $ 0.24         ($0.28)      ($0.76)          ($0.80)
                                                     ===============   ==============  =============  ===========  ===============

   Weighted average number of common and
      common equivalent shares outstanding                   24,272
                                                     ===============


   Diluted net income per share                              $ 0.35
                                                     ===============


                                                    For the Twenty-Six
                                                        Weeks Ended           For the Twenty-Six Weeks Ended July 31, 1999
                                                      August 1, 1998   -----------------------------------------------------------
                                                    ------------------      Ames           Hills         Other          Total
                                                                        --------------  -------------  -----------  ---------------
TOTAL NET SALES                                          $1,032,092       $1,309,625       $375,642          $ -       $1,685,267

COSTS, EXPENSES AND (INCOME):
   Cost of merchandise sold                                 736,822          934,089        251,212            -        1,185,301
   Selling, general and administrative expenses             290,762          350,903        142,047       46,672          539,622
   Leased department and other income                       (13,675)         (16,644)        (3,368)           -          (20,012)
   Depreciation and amortization expense, net                 4,178           16,523         10,393        3,771           30,687
   Interest and debt expense, net                             5,246           19,417          4,162        1,964           25,543

                                                     ---------------   --------------  -------------  -----------  ---------------
   INCOME (LOSS) BEFORE INCOME TAXES                          8,759            5,337        (28,804)     (52,407)         (75,874)
   Income tax benefit (provision)                            (3,316)          (1,921)        10,368       18,866           27,313
                                                     ---------------   --------------  -------------  -----------  ---------------
    NET INCOME (LOSS)                                        $5,443           $3,416       ($18,436)    ($33,541)        ($48,561)
                                                     ===============   ==============  =============  ===========  ===============

   Weighted average number of common shares                  22,800           25,914         25,914       25,914           25,914
     outstanding                                     ===============   ==============  =============  ===========  ===============


   Net income (loss) per share                               $ 0.24           $ 0.13         ($0.71)      ($1.29)          ($1.87)
                                                     ===============   ==============  =============  ===========  ===============

   Weighted average number of common and
      common equivalent shares outstanding                   24,171
                                                     ===============


   Diluted net income per share                              $ 0.23
                                                     ===============



              For the thirteen and twenty-six weeks ended July 31, 1999, the Ames results reflect (a) the results of the pre-Hills acquisition Ames base, (b) the post re-opening results of the 104 converted Hills stores and (c) certain expenses associated with the acquisition of Hills, including the interest expense on the acquired Hills senior notes and a pro rata share of the amortization of the goodwill recorded in connection with the acquisition. The Hills results represent (a) the results of operations for the Hills stores during the period that these stores were operated pursuant to the agreement with Gordon Brothers and The Nassi Group, including the fee due Gordon and Nassi and the depreciation and interest expense directly associated with such stores and (b) Hills corporate overhead expenses, principally the Canton, MA corporate facility. The other costs represent the expenses incurred during the period of remodeling the 54 Hills stores that re-opened as Ames stores on July 19, 1999.

              The unique circumstances under which Hills' operations have been conducted through the second quarter ended July 31, 1999 and the accounting treatment accorded those operations as a consequence of our agreement with Gordon Brothers and The Nassi Group distort any direct comparison of the principal components of Ames' consolidated results for the thirteen and twenty-six weeks ended July 31, 1999 and August 1, 1998. In the discussion that follows, Ames' net sales, gross margin, and selling, general and administrative expenses for the thirteen and twenty-six weeks ended July 31, 1999 are presented and compared exclusive of the Hills results. The impact of the Hills acquisition is included in the comparison of depreciation and amortization expense and interest and debt expense.

              Ames'  net  sales for  the  thirteen  weeks  ended  July 31,  1999 increased $193.0 million or 36.1% from the prior-year's second quarter and comparable-store sales increased 9.5%. These sales increases were attributable, in part, to the Grand Openings of 54 converted Hills stores on July 22, 1999 along with the openings of 50 converted Hills stores and 1 other new Ames store in April 1999. Ames' net sales for the twenty-six weeks ended July 31, 1999 increased $277.5 million or 26.9% from the same prior-year period and comparable-store sales increased 9.3%. These sales increases were attributable, in part, to the openings of 104 converted Hills stores and 1 other new Ames store during the first half of 1999. Net sales for last year have been restated to reflect the effect of recording promotional coupons issued by Ames as markdowns, which conforms to the current year treatment.

              Ames' gross margin  increased $56.6  million in the second quarter of 1999 compared to the second quarter of 1998, but remained unchanged as a percentage of net sales at 29.3%. Ames' gross margin for the twenty-six weeks ended July 31, 1999 increased $80.3 million or .07% as a percentage of net sales compared to the same prior-year period. The year-to-date gross margin rate benefited from a favorable purchase mark-up.

              Ames' selling, general and administrative expenses increased $45.8 million for the thirteen weeks ended July 31, 1999 compared to the same prior-year period, but decreased as a percentage of net sales from 27.2% in 1998 to 26.3% in 1999. The percentage decrease was primarily attributable to a reduction in store related and advertising expenses as a percentage of sales. Ames' selling, general and administrative expenses increased $60.1 million for the twenty-six weeks ended July 31, 1999 compared to the same prior-year period, but decreased as a percentage of net sales from 28.2% in 1998 to 26.8% in 1999. The percentage decrease was primarily attributable to a reduction in store related and advertising expenses as a percentage of sales.

              Depreciation and amortization expense increased by $14.0 million for the thirteen weeks ended July 31, 1999 compared to the same prior-year period. For the twenty-six weeks ended July 31, 1999, depreciation and amortization expense increased by $26.5 million compared to the same prior-year period. The Hills acquisition added $3.8 million and $10.4 million of depreciation and amortization expense for the thirteen and twenty-six weeks ended July 31, 1999, respectively. The increase was due to the additional depreciation and amortization of the Hills fixed assets and beneficial lease rights and the amortization of goodwill relating to the excess of the Hills acquisition cost over the value of the acquired assets.

              Interest expense increased by $10.4 million and $20.3 million for the thirteen and twenty-six weeks ended July 31, 1999, respectively, compared to the same prior-year periods. The increase was primarily attributable to the interest expense incurred for the Ames senior notes, the Hills senior notes, the Hills capital lease and financing obligations and, for the year-to-date period, to the increased interest on bank borrowings.

              Our estimated annual effective income tax rate for each year was applied to the loss before income taxes for each period to compute a non-cash income tax benefit or provision. The income tax benefits are included in other current assets in the balance sheet as of July 31, 1999 and the income tax provision is included as an addition to paid-in capital in the balance sheet as of August 1, 1998.

       Liquidity and Capital Resources
      ---------------------------------
              Our principal sources of liquidity are our bank credit facility, cash from operations and cash on hand. Our current bank credit facility consists of a revolving credit facility of up to $650.0 million, with a sublimit of $150.0 million for letters of credit, which expires June 30, 2002. Borrowings under the bank credit facility are secured by substantially all of our assets and after February 2000, we are required to meet certain financial covenants. In addition, we are required to maintain a minimum availability of at least $100.0 million. Our peak borrowing level during the quarter ended July 31, 1999 under this bank credit facility was $88.1 million. We believe we will have sufficient liquidity to meet our financial obligations for the foreseeable future.

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

              Merchandise inventories increased $293.3 million from August 1, 1998 to July 31, 1999 due to planned increases for the opening of the converted Hills stores. Our merchandise inventories increased $173.9 million from January 30, 1999 to July 31, 1999 due primarily to the planned increases for the opening of the converted Hills and Caldor stores along with the normal seasonal build-up of inventories.

              Trade accounts payable increased $167.8 million from August 1, 1998 to July 31, 1999 primarily due to the merchandise inventory increases referenced above. The increase of $30.7 million from January 30, 1999 to July 31, 1999 was principally the result of the merchandise inventory increases referenced above, partially offset by the seasonal dating of inventories in effect as of January 30, 1999.

              Capital expenditures for the twenty-six weeks ended July 31, 1999 totaled $83.6 million and for the balance of the year are estimated to be approximately $135.0 million. We adjust our plans for making such expenditures depending on the amount of internally generated funds.

              Net fixed assets increased by $319.2 million from August 1, 1998 to July 31, 1999 due primarily to the inclusion of $226.4 million in net fixed assets of Hills. Our net fixed assets increased $60.0 million from January 30, 1999 to July 31, 1999 due primarily to the capital expenditures associated with the newly converted Hills stores.

              Beneficial lease rights represent the excess of the fair market value of the acquired Hills leases over contract value of those leases. We are amortizing this amount over the terms of the related leases (which average approximately 25 years) using the straight-line method. Goodwill is being amortized over 25 years using the straight-line method.

              Long-term debt as of July 31, 1999 consisted of borrowings under our bank credit facility of $6.2 million, $200.0 million of the Ames senior notes issued in April 1999, and $50.9 million of the Hills senior notes that remained outstanding after the acquisition. The Hills senior notes became direct obligations of Ames as a result of the merger of Hills into Ames.

              Capital lease and financing obligations increased $146.2 million from August 1, 1998 to July 31, 1999 due primarily to the inclusion of $144.5 million of capital lease and financing obligations of Hills. Capital lease and financing obligations decreased by $8.4 million from January 30, 1999 to July 31, 1999 due to payments made on capital lease obligations.

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

              As previously reported, we initiated a comprehensive program to prepare our computer systems and applications for the year 2000. We have spent approximately $5.1 million on this program through the end of the second quarter of fiscal 1999 and expect that full implementation of the program will involve an additional $1.0 million to $1.5 million, including expenditures for software and consulting services. Additionally, we estimate the allocated costs of our internal system development staff who are implementing our year 2000 initiatives to be $3.5 million to $4.0 million over the life of the project.

                                     Part II

                                OTHER INFORMATION


Item 1.        Legal Proceedings
              -------------------
                      Reference  can  be  made  to  Item 3 -  Legal  Proceedings included in the 1998 Form 10-K for various litigation involving the Company, for which there were no material changes since the filing date of the 1998 Form 10-K except as set forth in Note 8.


Item 4.        Submission of Matters to a Vote of Security Holders
              -----------------------------------------------------
                      The Annual  Meeting of  Shareholders  was held  Wednesday,
               June 16, 1999, to consider and act upon the following matters:

(a) The shareholders elected for one-year terms all persons nominated for directors as set forth in the Company's proxy statement filed May 12, 1999. Each nominee for director was elected as follows:

                                                                    For                    Withheld
                                                                ----------                 ---------
                         Election of Directors as a Slate       20,614,789                  55,351
                          Francis X. Basile                     20,614,139                  56,001
                          Paul Buxbaum                          20,613,508                  56,632
                          Alan Cohen                            20,613,575                  56,565
                          Joseph R. Ettore                      20,611,614                  58,526
                          Richard M. Felner                     20,614,358                  55,782
                          Sidney S. Pearlman                    20,613,158                  56,982

(b) The shareholders ratified and approved the appointment of Arthur Andersen LLP as independent certified public accountants and auditors for the Company for the fiscal year ending January 29, 2000.

                            For               Withheld             Abstentions
                         ----------           --------            -------------
                         20,631,638            29,393                 9,109


Item 5.        Other Information
              -------------------
                      On August 31, 1999,  the Board of Directors of the Company
               adopted Amended and Restated By-Laws, a copy of which is filed as
               Exhibit 3.3 hereto.


Item 6.        Exhibits and Reports on Form 8-K
              ----------------------------------

    (a)        Index to Exhibits
              -------------------

               Exhibit No.                  Exhibit                    Page No.
              ------------     -----------------------------------    ---------
                  3.3          Form of By-laws of Ames Department         19
                               Stores, Inc. as amended and restated
                               August 31, 1999

                  11           Schedule of computation of basic           31
                               and diluted net income (loss) per
                               share

    (b)        Reports on Form 8-K:
              ---------------------
               There were no reports on Form 8-K filed with the Securities and Exchange Commission during the second quarter:

                                   SIGNATURES





        Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                          AMES DEPARTMENT STORES, INC.
                                  (Registrant)




     Dated:     September 10, 1999        /s/ Joseph R. Ettore
                                          --------------------------------------
                                          Joseph R. Ettore, President, Director,
                                          and Chief Executive Officer






     Dated:     September 10, 1999        /s/ Rolando de Aguiar
                                          --------------------------------------
                                          Rolando de Aguiar, Executive Vice
                                          President and Chief Financial and
                                          Administrative Officer

                                                                     Exhibit 3.3
                                                            Amended and Restated
                                                           as of August 31, 1999



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

Section 2. Annual Meetings. The annual meeting of stockholders shall be held on such date and at such time as shall be designated from time to time by the Board of Directors. At the Annual Meeting the stockholders shall elect by a plurality vote the Board of Directors, and transact such other business as may properly be brought before the meeting. Written notice of the Annual Meeting stating the place, date and hour of the meeting shall be given to each stockholder entitled to vote at such meeting not less than 10 nor more than 60 days before the date of the meeting.

Section 3. Special Meetings. Except as otherwise required by law or the Certificate of Incorporation, special meetings of stockholders for any purpose or purposes may be called by the Chairman of the Board of Directors or a majority of the entire Board of Directors. Only such business as is specified in the notice of any special meeting of stockholders shall come before such meeting. Written notice of a special meeting stating the place, date and hour of the meeting and the purpose or purposes for which the meeting is called shall be given not less than 10 nor more than 60 days before the date of the meeting to each stockholder entitled to vote at such meeting.

Section 4. Quorum. Except as otherwise provided by law or by the Certificate of Incorporation, the holders of a majority of the capital stock issued and outstanding and entitled to vote thereat, present in person or represented by proxy, shall constitute a quorum at all meetings of the stockholders for the transaction of business. If, however, such quorum shall not be present or represented at any meeting of the stockholders, the stockholders entitled to vote thereat, present in person or represented by proxy, shall have the power to adjourn the meeting from time to time, without notice other than announcement at the meeting, until a quorum shall be present or represented. At such adjourned meeting at which a quorum shall be present or represented, any business may be transacted which might have been transacted at the meeting as originally noticed. If the adjournment is for more than 30 days, or if after the adjournment a new record date is fixed for the adjourned meeting, a notice of the adjourned meeting shall be given to each stockholder entitled to vote at the meeting.

Section 5. Order of Business. (a) At each meeting of stockholders, the Chairman of the Board of Directors or, in the absence of the Chairman of the Board of Directors, such person as shall be selected by the Board of Directors shall act as chairman of the meeting. The order of business at each such meeting shall be as determined by the chairman of the meeting. The chairman of the meeting shall have the right and authority to prescribe such rules, regulations and procedures and to do all such acts and things as are necessary or desirable for the proper conduct of the meeting, including, without limitation, the establishment of procedures for the maintenance of order and safety, limitations on the time allotted to questions or comments on the affairs of the Corporation, restrictions on entry to such meeting after the time prescribed for the commencement thereof, and the opening and closing of the voting polls.

(b) At any annual meeting of stockholders, only such business shall be conducted as shall have been brought before the annual meeting (i) by or at the direction of the chairman of the meeting, (ii) pursuant to the notice provided for in
Section 2 of this Article II or (iii) by any stockholder who is a holder of record at the time of the giving of such notice provided for in this Section 5, who is entitled to vote at the meeting and who complies with the procedures set forth in this Section 5.

(c) For business properly to be brought before an annual meeting by a stockholder, the stockholder must have given timely notice thereof in proper written form to the Secretary of the Corporation (the "Secretary") and such business must be a proper matter for stockholder action under the General Corporation Law of the State of Delaware. To be timely, a stockholder's notice must be delivered to or mailed and received at the principal executive offices of the Corporation not less than 60 days nor more than 90 days prior to the first anniversary of the preceding year's annual meeting of stockholders; provided, however, that if the date of the annual meeting is advanced more than 30 days prior to or delayed by more than 60 days after such anniversary date, notice by the stockholder to be timely must be so delivered not earlier than the 90th day prior to such annual meeting and not later than the close of business on the later of the 60th day prior to such annual meeting or the 10th day following the day on which public announcement of the date of such meeting is first made. To be in proper written form, a stockholder's notice to the Secretary shall set forth in writing as to each matter the stockholder proposes to bring before the annual meeting: (i) a brief description of the business desired to be brought before the annual meeting and the reasons for conducting such business at the annual meeting; (ii) the name and address of the stockholder proposing such business and all persons or entities acting in concert with the stockholder; (iii) the class and number of shares of the Corporation which are beneficially owned by the stockholder and all persons or entities acting in concert with such stockholder; and (iv) any material interest of the stockholder in such business. The foregoing notice requirements shall be deemed satisfied by a stockholder if the stockholder has notified the Corporation of his or her intention to present a proposal at an annual meeting and such stockholder's proposal has been included in a proxy statement that has been prepared by management of the Corporation to solicit proxies for such annual meeting; provided, however, that if such stockholder does not appear or send a qualified representative to present such proposal at such annual meeting, the Corporation need not present such proposal for a vote at such meeting, notwithstanding that proxies in respect of such vote may have been received by the Corporation. Notwithstanding anything in these By-Laws to the contrary, no business shall be conducted at any annual meeting except in accordance with the procedures set forth in this Section 5. The chairman of an annual meeting shall, if the facts warrant, determine that business was not properly brought before the annual meeting in accordance with the provisions of this Section 5 and, if the chairman should so determine, the chairman shall so declare to the annual meeting and any such business not properly brought before the annual meeting shall not be transacted.

Section 6. Voting. Unless otherwise required by law, the Certificate of Incorporation or these By-Laws, any question brought before any meeting of stockholders shall be decided by the vote of the holders of a majority of the stock represented and entitled to vote thereat. Each stockholder represented at a meeting of stockholders shall be entitled to cast one vote for each share of the capital stock entitled to vote thereat held by such stockholder. Such votes may be cast in person or by proxy, but no proxy shall be voted on or after three years from its date, unless such proxy provides for a longer period. The Board of Directors, in its discretion, or the officer of the Corporation presiding at a meeting of stockholders, in his discretion, may require that any votes cast at such meeting shall be cast by written ballot.

Section 7. Consent of Stockholders in Lieu of Meeting. Unless otherwise provided in the Certificate of Incorporation, any action required or permitted to be taken at any annual or special meeting of stockholders of the Corporation may be taken without a meeting, without prior notice and without a vote, if a consent in writing setting forth the action so taken shall be signed by the holders of outstanding stock having not less than the minimum number of votes that would be necessary to authorize or take such action at a meeting at which all shares entitled to vote thereon were present and voted. Prompt notice of the taking of the corporate action without a meeting by less than unanimous written consent shall be given to those stockholders who have not consented in writing.

Section 8. List of Stockholders Entitled to Vote. The officer of the Corporation who has charge of the stock ledger of the Corporation shall prepare and make, at least 10 days before every meeting of stockholders, a complete list of the stockholders entitled to vote at the meeting, arranged in alphabetical order, and showing the address of each stockholder and the number of shares registered in the name of each stockholder. Such list shall be open to the examination of any stockholder, for any purpose germane to the meeting, during ordinary business hours, for a period of at least 10 days prior to the meeting, either at a place within the city where the meeting is to be held, which place shall be specified in the notice of the meeting, or, if not so specified, at the place where the meeting is to be held. The list shall also be produced and kept at the time and place of the meeting during the whole time thereof, and may be inspected by any stockholder of the Corporation who is present.

Section 9. Stock Ledger. The stock ledger of the Corporation shall be the only evidence as to who are the stockholders entitled to examine the stock ledger, the list required by Section 8 of this Article II or the books of the Corporation, or to vote in person or by proxy at any meeting of stockholders.

                                   ARTICLE III

                                    DIRECTORS

Section 1. Number and Election of Directors. The Board of Directors shall consist of seven members. Except as provided in Section 2 of this Article, directors shall be elected by a plurality of the votes cast at annual meetings of stockholders, and each director so elected shall hold office until his successor is elected and qualified or until his earlier death or resignation. Any director may resign at any time upon written notice to the Corporation. Directors need not be stockholders.

Section 2. Vacancies. Vacancies occurring on the Board of Directors for any reason may be filled by a majority of the directors then in office, though less than a quorum, or by a sole remaining director, and the directors so chosen shall hold office until the next annual election and until their successors are duly elected and qualified, or until their earlier resignation or removal.

Section 3. Notification of Nomination. Subject to the rights of the holders of any class or series of stock having a preference over the common stock as to dividends or upon liquidation, nominations for the election of directors may be made by the Board of Directors or by any stockholder of record at the time of giving of the notice of nomination provided for in this Section 3 of this
Article  III and who is  entitled to vote for the  election  of  directors.  Any stockholder of record entitled to vote for the election of directors at a meeting may nominate persons for election as directors only if timely written notice of such stockholder's intent to make such nomination is given, by either personal delivery or United States mail, postage prepaid, to the Secretary. To be timely, a stockholder's notice must be delivered to or mailed and received at the principal executive offices of the Corporation (i) with respect to an election to be held at an annual meeting of stockholders, not less than 60 days nor more than 90 days prior to the first anniversary of the preceding year's annual meeting of stockholders; provided, however, that if the date of the annual meeting is advanced more than 30 days prior to or delayed by more than 60 days after such anniversary date, notice by the stockholder to be timely must be so delivered not earlier than the 90th day prior to such annual meeting and not later than the close of business on the later of the 60th day prior to such annual meeting or the 10th day following the day on which public announcement of the date of such meeting is first made and (ii) with respect to an election to be held at a special meeting of stockholders for the election of directors, not earlier than the 90th day prior to such special meeting and not later than the close of business on the later of the 60th day prior to such special meeting or the 10th day following the day on which public announcement is first made of the date of the special meeting and of the nominees proposed by the Board to be selected at such meeting. Each such notice shall set forth: (i) the name and address of the stockholder who intends to make the nomination, of all persons or entities acting in concert with the stockholder, and of the person or persons to be nominated; (ii) a representation that the stockholder is a holder of record of stock of the Corporation entitled to vote at such meeting and intends to appear in person or by proxy at the meeting to nominate the person or persons specified in the notice; (iii) a description of all arrangements or understandings between the stockholder and each nominee and any other person or entity acting in concert with the stockholder (naming such person or entity) pursuant to which the nomination or nominations are to be made by the stockholder; (iv) such other information regarding each nominee proposed by the stockholder as would have been required to be included in a proxy statement filed pursuant to the proxy rules of the Securities and Exchange Commission had each nominee been nominated, or intended to be nominated, by the Board of Directors; (v) the class and number of shares of the Corporation that are beneficially owned by the stockholder and all persons or entities acting in concert with the stockholder; and (vi) the consent of each nominee to being named in a proxy statement as nominee and to serve as a director of the Corporation if so elected. Only persons nominated in accordance with this Section shall be qualified to serve as directors. The chairman of the meeting may refuse to acknowledge the nomination of any person not made in compliance with the foregoing procedure. Only such persons who are nominated in accordance with the procedures set forth in this Section 3 of this Article III shall be eligible to serve as directors of the Corporation.

                  Notwithstanding anything in the third sentence of this Section 3 of Article III to the contrary, in the event that the number of directors to be elected to the Board is increased and there is no public announcement naming all of the nominees for director or specifying the size of the increased Board made by the Corporation at least 70 days prior to the first anniversary of the preceding year's annual meeting, a stockholder's notice required by these By-Laws shall also be considered timely, but only with respect to nominees for any new positions created by such increase, if it shall be delivered to the Secretary at the principal executive offices of the Corporation not later than the close of business on the 10th day following the day on which such public announcement is first made by the Corporation.

                  For purposes of the By-Laws, "public announcement" shall mean disclosure in a press release reported by the Dow Jones News Service, Associated Press or a comparable national news service or in a document publicly filed by the Corporation with the Securities and Exchange Commission pursuant to Section 13, 14 or 15(d) of the Securities Exchange Act of 1934, as amended.

Section 4. Duties and Powers. The business of the Corporation shall be managed by or under the direction of the Board of Directors which may exercise all such powers of the Corporation and do all such lawful acts and things as are not by statute or by the Certificate of Incorporation or by these By-Laws directed or required to be exercised or done by the stockholders.

Section 5. Meetings. The Board of Directors of the Corporation may hold meetings, both regular and special, either within or without the State of Delaware. Regular meetings of the Board of Directors may be held without notice at such time and at such place as may from time to time be determined by the Board of Directors. Special Meetings of the Board of Directors may be called by the Chairman, if there be one, the President, or any directors. Notice thereof stating the place, date and hour of the meeting shall be given to each director either by mail not less than 48 hours before the date of the meeting, by telephone or telegram on 24 hours' notice, or on such shorter notice as the person or persons calling such meeting may deem necessary or appropriate in the circumstances. Notice of a meeting of the Board of Directors need not be given to any director who submits a signed waiver of notice whether before or after the meeting, or who attends the meeting without protesting, prior thereto or at its commencement, the lack of notice to him. A notice, or waiver of notice, need not specify the business to be transacted at or purpose of any meeting of the Board of Directors.

Section 6. Quorum. Except as may be otherwise specifically provided by law, the Certificate of Incorporation or these By-Laws, at all meetings of the Board of Directors, a majority of the entire Board of Directors shall constitute a quorum for the transaction of business and the act of a majority of the directors present at any meeting at which there is a quorum shall be the act of the Board of Directors. If a quorum shall not be present at any meeting of the Board of Directors, the directors present thereat may adjourn the meeting from time to time, without notice other than announcement at the meeting, until a quorum shall be present.

Section 7. Actions of Board by Written Consent. Unless otherwise provided by the Certificate of Incorporation or these By-Laws, any action required or permitted to be taken at any meeting of the Board of Directors or of any committee thereof may be taken without a meeting, prior notice, or a vote, if all the members of the Board of Directors or committee, as the case may be, consent thereto in writing, and the writing or writings are filed with the minutes of proceedings of the Board of Directors or committee.

Section 8. Meetings by Means of Conference Telephone. Unless otherwise provided by the Certificate of Incorporation or these By-Laws, members of the Board of Directors of the Corporation, or any committee designated by the Board of Directors, may participate in a meeting of the Board of Directors or such committee by means of a conference telephone or similar communications equipment by means of which all persons participating in the meeting can hear each other, and participation in a meeting pursuant to this Section 8 shall constitute presence in person at such meeting.

Section 9. Committees. The Board of Directors may, by resolution passed by a majority of the entire Board of Directors, designate one or more committees, each committee to consist of one or more of the directors of the Corporation. The Board of Directors may designate one or more directors as alternate members of any committee, who may replace any absent or disqualified member at any meeting of any such committee. In the absence or disqualification of a member of a committee, and in the absence of a designation by the Board of Directors of an alternate member to replace the absent or disqualified member, the member or members thereof present at any meeting and not disqualified from voting, whether or not he or they constitute a quorum, may unanimously appoint another member of the Board of Directors to act at the meeting in the place of any absent or disqualified member. Any committee, to the extent allowed by law and provided in the resolution establishing such committee, shall have and may exercise all the powers and authority of the Board of Directors in the management of the business and affairs of the Corporation. Each committee shall keep regular minutes and report to the Board of Directors when so requested by the Board of Directors.

Section 10. Compensation. The directors may be paid their expenses, if any, of attendance at each meeting of the Board of Directors and for the performance of their duties as directors and may be paid a fixed sum, determined by the Board of Directors, for attendance at each meeting of the Board of Directors or a stated salary as director. No such payment shall preclude any director from serving the Corporation in any other capacity and receiving compensation therefor. Members of special or standing committees may be allowed like compensation for attending committee meetings.

Section 11. Interested Directors. No contract or transaction between the Corporation and one or more of its directors or officers, or between the Corporation and any other corporation, partnership, association, or other organization in which one or more of its directors or officers are directors or officers, or have a financial interest, shall be void or violable solely for this reason, or solely because the director or officer is present at or participates in the meeting of the Board of Directors or committee thereof that authorizes the contract or transaction, or solely because his or their votes are counted for such purpose if (i) the material facts as to his or their relationship or interest and as to the contract or transaction are disclosed or are known to the Board of Directors or the committee, and the Board of Directors or committee in good faith authorizes the contract or transaction by the affirmative votes of a majority of the disinterested directors, even though the disinterested directors be less than a quorum; or (ii) the material facts as to his or their relationship or interest and as to the contract or transaction are disclosed or are known to the stockholders entitled to vote thereon, and the contract or transaction is specifically approved in good faith by vote of the stockholders; or (iii) the contract or transaction is fair as to the Corporation as of the time it is authorized, approved or ratified, by the Board of Directors, a committee thereof or the stockholders. Common or interested directors may be counted in determining the presence of a quorum at a meeting of the Board of Directors or of a committee which authorizes the contract or transaction.

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

Section 3. Voting Securities Owned by the Corporation. Powers of attorney, proxies, waivers of notice of meeting, consents and other instruments relating to securities owned by the Corporation may be executed in the name of and on behalf of the Corporation by the President or any Vice President and any such officer may, in the name of and on behalf of the Corporation, take all such action as any such officer may deem advisable to vote in person or by proxy at any meeting of security holders of any corporation in which the Corporation may own securities and at any such meeting shall possess and may exercise any and all rights and powers incident to the ownership of such securities and which, as the owner thereof, the Corporation might have exercised and possessed if present. The Board of Directors may, by resolution, from time to time confer like powers upon any other person or persons.

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

Section 6. Vice Presidents. At the request of the President or in his absence or in the event of his inability or refusal to act (and if there be no Chairman of the Board of Directors), the Vice President or the Vice Presidents if there is more than one (in the order designated by the Board of Directors) shall perform the duties of the President, and when so acting, shall have all the powers of and be subject to all the restrictions upon the President. Each Vice President shall perform such other duties and have such other powers as the Board of Directors from time to time may prescribe. If there be no Chairman of the Board of Directors and no Vice President, the Board of Directors shall designate the officer of the Corporation who, in the absence of the President or in the event of the inability or refusal of the President to act, shall perform the duties of the President, and when so acting, shall have all the powers of and be subject to all the restrictions placed upon the President.

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

Section 4. Transfers. Except as otherwise provided in the Certificate of Incorporation, stock of the Corporation shall be transferable in the manner prescribed by law and in these By-Laws. Transfers of stock shall be made on the books of the Corporation only by the person named in the certificate or by his attorney lawfully constituted in writing and upon the surrender of the certificate therefor, which shall be cancelled before a new certificate shall be issued

Section 5. Record Date. In order that the Corporation may determine the stockholders entitled to notice of or to vote at any meeting of stockholders or any adjournment thereof, or entitled to express consent to corporate action in writing without a meeting, or entitled to receive payment of any dividend or other distribution or allotment of any rights, or entitled to exercise any rights in respect of any change, conversion or exchange of stock, or for the purpose of any other lawful action, the Board of Directors may fix, in advance, a record date, which shall not be more than 60 days nor less than 10 days before the date of such meeting, nor more than 60 days prior to any other action. A determination of stockholders of record entitled to notice of or to vote at a meeting of stockholders shall apply to any adjournment of the meeting; provided, however, that the Board of Directors may fix a new record date for the adjourned meeting.

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

                                   ARTICLE VI

                                    NOTICES

Section 1. Notices. Except as otherwise specifically provided herein, whenever written notice is required by law, the Certificate of Incorporation or these By-Laws, to be given to any director, member of a committee or stockholder, such notice may be given by mail, addressed to such director, member of a committee or stockholder, at his address as it appears on the records of the Corporation, with postage thereon prepaid, and such notice shall be deemed to be given at the time when the same shall be deposited in the United States mail. Written notice may also be given personally or by telegram, telex or cable.

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

Section 11. Limitation of Indemnification. Notwithstanding anything contained in this Article VIII to the contrary, except for proceedings to enforce rights to indemnification (which shall be governed by Section 5 hereof), the Corporation shall not be obligated to indemnify any director or officer in connection with a proceeding (or part thereof) initiated by such person unless such proceeding (or part thereof) was authorized or consented to by the Board of Directors of the Corporation.

Section 12. Indemnification of Employees and Agents. The Corporation may, to the extent authorized from time to time by the Board of Directors, provide rights to indemnification and to the advancement of expenses to employees and agents of the Corporation similar to those conferred in this Article VIII to directors and officers of the Corporation.

                                   ARTICLE IX

                                   AMENDMENTS

Section 1. These By-Laws may be altered, amended or repealed, in whole or in part, or new By-Laws may be adopted by the stockholders or by the Board of Directors, provided, however, that notice of such alteration, amendment, repeal or adoption of new By-Laws be contained in the notice of such meeting of stockholders or Board of Directors, as the case may be. All such amendments must be approved by either the holders of a majority of the outstanding capital stock entitled to vote thereon or by a majority of the entire Board of Directors then in office.

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


                                                                                                                         Exhibit 11



                  AMES DEPARTMENT STORES, INC. AND SUBSIDIARIES
         SCHEDULE OF COMPUTATION OF BASIC AND DILUTED EARNINGS PER SHARE
                 (Amounts in thousands except per share amounts)


                                                                        For the Thirteen                For the Twenty-Six
                                                                          Weeks Ended                      Weeks Ended
                                                                   ---------------------------      --------------------------
                                                                   July 31,         August 1,         July 31,      August 1,
                                                                     1999             1998              1999           1998
                                                                  ------------    ------------      -----------   ------------

Net income (loss)                                                   ($22,173)        $8,386          ($48,561)       $5,443
                                                                  ============   ============       ===========   ============




For Basic Net Income (Loss) Per Common Share

   Weighted average number of common shares
          outstanding during the period                               27,706         22,950           25,914          22,800
                                                                   ============   ============      ===========   =============


          Basic net income (loss) per common share                    ($0.80)         $0.37           ($1.87)          $0.24
                                                                   ============   ============      ===========   =============





For Diluted Net Income (Loss) Per Common Share

   Weighted average number of common shares
          outstanding during the period                               27,706         22,950           25,914          22,800

  Add:   Common stock equivalent shares represented by
        - Series B Warrants                                             (a)            116              (a)             127
        - Series C Warrants                                             (a)            458              (a)             520
        - Options under 1994 Management Stock Option Plan &
                1998 Stock Incentive Plan                               (a)            680              (a)             661
        - Options under 1994 Non-Employee Directors
                Stock Option Plan                                       (a)             68              (a)              63
                                                                   ------------   ------------      -----------   -------------
   Weighted average number of common and common equivalent
          shares used in the calculation of diluted net
          income (loss) per share                                     27,706         24,272           25,914          24,171
                                                                   ============   ============      ===========   =============

          Diluted net income (loss) per common share                 ($0.80)         $0.35           ($1.87)          $0.23
                                                                   ============   ============      ===========   =============



          (a) Common stock equivalents have not been included because the effect would be anti-dilutive.