Form 10-Q
period 1999-10-30
AMES DEPARTMENT STORES INC
filed 1999-12-14
CIK 6071

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q



[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended              October 30, 1999
                               -------------------------------------------------


[   ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to
                              ------------------    ------------------

                         Commission File Number 1-05380

                          AMES DEPARTMENT STORES, INC.
             (Exact name of registrant as specified in its charter)


           Delaware                                   04-2269444
-------------------------------          ---------------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
 incorporation or organization)


2418 Main Street, Rocky Hill, Connecticut                       06067
-----------------------------------------                     ----------
(Address of principal executive offices)                      (Zip Code)


Registrant's telephone number including area code:       (860) 257-2000
                                                        ----------------



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



    29,134,401 shares of Common Stock were outstanding on November 15, 1999.


                            Exhibit Index on page 16

                        Page 1 of 24 (including exhibits)

                  AMES DEPARTMENT STORES, INC. AND SUBSIDIARIES

                                    FORM 10-Q

                     FOR THE QUARTER ENDED OCTOBER 30, 1999




                                    I N D E X




                                                                         Page

Part I:  Financial Information

         Consolidated Condensed Statements of Operations                   3
           for the Thirteen and Thirty-Nine Weeks ended October 30,
           1999 and October 31, 1998

         Consolidated Condensed Balance Sheets as of                       4
           October 30, 1999, January 30, 1999 and October 31,
           1998

         Consolidated Condensed Statements of Cash Flows                   5
           for the Thirty-Nine Weeks ended October 30,
           1999 and October 31, 1998

         Notes to Consolidated Condensed Financial Statements              6

         Management's Discussion and Analysis of                          11
           Financial Condition and Results of Operations

         Quantitative and Qualitative Disclosure About Market Risk        15


Part II: Other information

         Submission of Matters to a Vote of Security Holders              16

         Exhibits and Reports on Form 8-K                                 16



                                     PART I
                              FINANCIAL INFORMATION

                  AMES DEPARTMENT STORES, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                    (In Thousands, Except Per Share Amounts)



                                                                     (Unaudited)                           (Unaudited)
                                                                  For the Thirteen                     For the Thirty-Nine
                                                                      Weeks Ended                          Weeks Ended
                                                           --------------------------------     ----------------------------------
                                                            October 30,         October 31,       October 30,        October 31,
                                                               1999                1998              1999               1998
                                                           ---------------   --------------     ----------------   ---------------
Ames net sales                                                 $ 941,794        $ 596,030          $ 2,251,419        $1,628,122
Hills net sales                                                        -                -              375,642                 -
                                                           ---------------   --------------     ----------------   ---------------
     Total net sales                                             941,794          596,030            2,627,061         1,628,122

Costs, expenses and (income):
     Ames cost of merchandise sold                               680,597          432,936            1,614,686         1,169,758
     Hills cost of merchandise sold                                    -                -              251,212                 -
     Ames selling, general and administrative expenses           255,203          153,205              652,778           443,967
     Hills operating expenses and agency fees                      7,385                -              149,432                 -
     Leased department and other income                           (9,310)          (6,768)             (29,322)          (20,443)
     Depreciation and amortization expense, net                   17,516            3,187               48,203             7,365
     Interest and debt expense, net                               17,736            3,847               43,279             9,093
                                                           ---------------   --------------     ----------------   ---------------
Income (loss) before income taxes                                (27,333)           9,623             (103,207)           18,382
Income tax benefit (provision)                                     9,840           (3,623)              37,153            (6,939)
                                                           ---------------   --------------     ----------------   ---------------
Net income (loss)                                                ($17,493)          $6,000             ($66,054)          $11,443
                                                           ===============   ==============     ================   ===============



Basic net income (loss) per common share                          $ (0.60)          $ 0.26              $ (2.44)           $ 0.50
                                                           ===============   ==============     ================   ===============


Weighted average number of common shares outstanding               29,109           23,087               27,027            22,885
                                                           ===============   ==============     ================   ===============


Diluted net income (loss) per common share                        $ (0.60)          $ 0.25              $ (2.44)           $ 0.47
                                                           ===============   ==============     ================   ===============


Weighted average number of common and common
     equivalent shares outstanding                                 29,109           24,145               27,027            24,141
                                                           ===============   ==============     ================   ===============



                      (The accompanying notes are an integral part of these consolidated condensed financial statements.)



                  AMES DEPARTMENT STORES, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                      (In Thousands, Except Share Amounts)

                                                                             (Unaudited)                       (Unaudited)
                                                                             October 30,      January 30,      October 31,
                                                                                1999             1999             1998
                                                                            -------------    ------------     ------------

                                     ASSETS

Current Assets:

      Cash and short-term investments                                             $42,383          $35,744         $28,421
      Receivables                                                                 114,030           30,244          56,259
      Merchandise inventories                                                   1,072,539          621,509         611,216
      Prepaid expenses and other current assets                                    58,249           16,075          17,171
                                                                            -------------    -------------    ------------
            Total current assets                                                1,287,201          703,572         713,067

Fixed Assets                                                                      615,379          437,834         191,900
      Less - Accumulated depreciation and amortization                           (110,957)         (66,205)        (58,382)
                                                                            -------------    -------------    ------------
            Net fixed assets                                                      504,422          371,629         133,518

Other assets and deferred charges                                                  59,451           16,447           5,512
Deferred taxes, net                                                               102,406          102,406           7,406
Beneficial lease rights, net                                                       56,817           58,885               -
Goodwill, net                                                                     195,449          230,454               -
                                                                            -------------    -------------    ------------
                                                                               $2,205,746       $1,483,393        $859,503
                                                                            =============    =============    ============


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
      Accounts payable:
         Trade                                                                   $433,991         $313,280        $256,130
         Other                                                                     73,142           83,485          52,436
                                                                            -------------    -------------    ------------
            Total accounts payable                                                507,133          396,765         308,566

      Short-term debt                                                                   -                -         136,057
      Current portion of long-term debt, capital lease and financing obligations   20,999           17,799           6,277
      Self-insurance reserves                                                      28,385           29,115          16,148
      Accrued expenses and other current liabilities                              206,277          211,827          79,631
      Store closing reserves                                                       53,516           59,768           9,781
                                                                            -------------    -------------    ------------
         Total current liabilities                                                816,310          715,274         556,460

Long-term debt                                                                    615,696           95,810               -
Capital lease and financing obligations                                           184,039          191,904          43,996
Other long-term liabilities                                                       124,100          132,376          38,782
Excess of revalued net assets over equity under fresh-start reporting              19,406           24,021          25,559
Commitments and contingencies



Stockholders' Equity:
      Preferred stock (3,000,000 shares authorized; no shares issued or outstanding at October 30, 1999, January 30, 1999 and October 31, 1998,
         respectively; par value per share $.01)                                        -                -               -
      Common stock (40,000,000 shares authorized; 29,210,662; 23,921,545 and
         23,147,221 shares outstanding at October 30, 1999, January 30, 1999 and
         October 31, 1998, respectively; par value per share $.01)                    292              239             231
      Additional paid-in capital                                                  424,855          236,667         129,760
      Retained earnings                                                            21,962           88,016          65,629
      Treasury stock (79,495 shares, at cost)                                        (914)            (914)           (914)
                                                                            -------------    -------------    ------------
         Total stockholders' equity                                               446,195          324,008         194,706
                                                                            -------------    -------------    ------------
                                                                               $2,205,746       $1,483,393        $859,503
                                                                            =============    =============    ============

 (The accompanying notes are an integral part of these consolidated condensed financial statements.)


                  AMES DEPARTMENT STORES, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (In Thousands)

                                                                                                         (Unaudited)
                                                                                                     For the Thirty-Nine
                                                                                                         Weeks Ended
                                                                                        -------------------------------------------
                                                                                           October 30,                October 31,
                                                                                              1999                       1998
                                                                                        ---------------            ----------------
Cash flows from operating activities:
              Net income (loss)                                                              ($66,054)                     $11,443
              Adjustments to reconcile net income (loss) to net cash
                  used for operating activities:
              Income tax (benefit) provision                                                  (37,153)                       6,939
              Depreciation and amortization of fixed and other assets                          54,704                        9,118
              Increase in accounts receivable                                                 (83,786)                     (41,447)
              Increase in merchandise inventories                                            (451,030)                    (187,380)
              Increase in accounts payable                                                    110,368                       85,410
              Increase (decrease) in accrued expenses and other current liabilities            (6,280)                      11,025
              Increase (decrease) in other working capital and other, net                      18,937                       (7,656)
                                                                                        --------------             ----------------
Cash used for operations before store closing items                                          (460,294)                    (112,548)
Payments of store closing costs                                                                (4,773)                      (1,875)
                                                                                        --------------             ----------------
Net cash used for operating activities                                                       (465,067)                    (114,423)
                                                                                        --------------             ----------------
Cash flows from investing activities:
              Purchases of fixed assets                                                      (169,345)                     (39,919)
              Purchase of leases                                                              (42,835)                           -
                                                                                        --------------             ----------------
Net cash used for investing activities                                                       (212,180)                     (39,919)
                                                                                        --------------             ----------------
Cash flows from financing activities:
              Payments of debt, capital lease and financing obligations                       (17,026)                     (14,064)
              Borrowings (payments) under the revolver, net                                   319,886                      136,057
              Proceeds from the issuance of senior notes                                      200,000                            -
              Proceeds from the issuance of common stock, net                                 187,216                            -
              Payments of deferred financing costs                                             (7,215)                           -
              Proceeds from the exercise of options and warrants                                1,025                        3,856
              Purchase of treasury stock                                                            -                         (914)
                                                                                        --------------             ----------------

Net cash provided by financing activities                                                     683,886                      124,935
                                                                                        --------------             ----------------

Increase (decrease) in cash and short-term investments                                          6,639                      (29,407)
Cash and short-term investments, beginning of period                                           35,744                       57,828
                                                                                        --------------             ----------------

Cash and short-term investments, end of period                                                $42,383                      $28,421
                                                                                        ==============             ================




Supplemental disclosures of cash flow information:
     Cash paid during the period for:
              Interest and debt fees not capitalized                                          $25,535                       $7,029
              Income taxes                                                                        172                          119


(The accompanying notes are an integral part of these consolidated condensed financial statements.)





                  AMES DEPARTMENT STORES, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)


1.     Basis of Presentation:
      -----------------------
              In the opinion of management, the accompanying unaudited consolidated condensed financial statements of Ames Department Stores, Inc. (a Delaware corporation) and subsidiaries (collectively "Ames" or the "Company") contain all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of such financial statements for the interim periods. Due to the seasonality of the Company's operations, the results of its operations for the interim period ended October 30, 1999 may not be indicative of total results for the full year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations promulgated by the Securities and Exchange Commission (the "SEC"). Certain prior year amounts have been reclassified to conform to the presentation used for the current year. Pursuant to the indenture governing the Ames Senior Notes (as defined in Note 5), all of Ames' subsidiaries have jointly and severally guaranteed the Ames Senior Notes on a full and unconditional basis. Separate financial statements of those subsidiaries have not been included herein because management has determined that they are not material to investors.

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

              In the fourth quarter of the year ended January 30, 1999 ("Fiscal 1998"), the Company adopted SOP 98-5 "Reporting on the Costs of Start-Up Activities" retroactively effective to the first quarter of Fiscal 1998. Therefore, the consolidated condensed financial statements for the thirteen and thirty-nine weeks ended October 31, 1998 have been adjusted accordingly. Reference can be made to the 1998 Form 10-K for additional discussion of the adoption of SOP 98-5 by the Company.


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

              The acquisition has been recorded under the purchase method of accounting and, accordingly, the results of operations of Hills for the quarter ended October 30, 1999 are included in the accompanying consolidated condensed financial statements. The aggregate purchase price of $130 million has been allocated to assets acquired and liabilities assumed based on a preliminary determination of respective fair market values at the date of acquisition and is subject to adjustment. The fair value of tangible assets acquired and liabilities assumed was $477 million and $637 million, respectively. The balance of the purchase price, $290 million, was recorded as two components: an excess of cost over net assets acquired (goodwill) of $231 million, which is being amortized over 25 years on a straight-line basis, and beneficial lease rights of $59 million, which is being amortized over the life of the respective leases (which average approximately 25 years). During the quarter ended July 31, 1999, goodwill was reduced by $28.3 million due to the completion of inventory liquidation sales at the Hills store locations.

              At the time of the acquisition, Hills operated 155 discount department stores. During 1999, the Company remodeled and converted 151 of the Hills stores to Ames stores. The four remaining Hills stores along with seven other Ames stores were closed because they were in locations that were either competitive with, or were underperforming, other Hills or Ames stores. The remodeling and conversion process was conducted in three stages, each stage involving approximately one third of the Hills stores. The first stage was completed in late April 1999; the second stage was completed in late July 1999; and the third stage was completed in late September 1999.

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

              The Agency Agreement entitled the Company to receive out of the sale proceeds a minimum amount equal to 40% of the initial retail value or initial ticketed selling price of the merchandise (the "Guaranteed Return"). Accordingly, the Company initially valued the acquired Hills inventory at an amount equal to the Guaranteed Return. Because sale proceeds exceeded the target percentage of the initial retail value, the Company received an amount greater than the Guaranteed Return. The Agency Agreement further entitled the Company to reimbursement of certain store operating expenses (e.g., payroll, rent, advertising, etc.) out of the sale proceeds during the agency period.

              The Agent was paid a fee (the "Agency Fee") for its services pursuant to the Agency Agreement. The Agency Fee was an amount equal to the proceeds from the sales of Hills merchandise less a deduction for the reimbursement of store operating expenses and the Guaranteed Return.

       Agency Agreement Accounting

              As discussed earlier, the results of operations of Hills for the thirteen and thirty-nine weeks ended October 30, 1999 have been included in the accompanying consolidated condensed financial statements. During the thirteen and thirty-nine weeks ended October 30, 1999, the following accounting treatment has been applied to recognize the results of the Hills stores prior to their conversion to Ames stores during fiscal 1999. Hills net sales have been recorded as "Hills Net Sales" and represent net sales achieved by the Hills stores prior to their conversion to Ames stores. "Hills Cost of Merchandise Sold" represents the cost of merchandise sold in connection with the above referenced sales as adjusted both for the Guaranteed Return amount and the amount based on the excess sales performance referenced above. "Hills Operating Expenses and Agency Fees" include the following: the associated store expenses incurred while operating the Hills stores prior to their conversion to Ames stores, which are reimbursable to the Company out of the proceeds of Hills merchandise sales per the Agency Agreement; the Agency Fee due to the Agent for the period presented; and other expenses (e.g., non-store payroll, non-store rent, etc.) associated with supporting the Hills stores prior to their conversion to Ames stores, which are not reimbursable under the Agency Agreement.

              The Agency Fee recorded for the third quarter and year-to-date was $2.4 million and $41.7 million respectively, and was determined based upon the Hills sales results for the period, less the Guaranteed Return, reimbursable Hills store expenses and an allocation to Ames based on sale proceeds in excess of specified levels.

              The inventory liquidation sales at the Hills stores were completed during the quarter ended July 31, 1999. Proceeds from the sales during the entire agency period exceeded the targeted percentage referenced above. The Company shared in the excess and thereby realized in excess of the Guaranteed Return for the acquired Hills inventory. The $28.3 million adjustment, recorded as of July 31, 1999, to recognize the increase in inventory valuation concurrently reduced the original estimate of the excess of cost over net assets acquired (goodwill).

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


3.     Net Income (Loss) Per Common Share:
      ------------------------------------
              Net income (loss) per share was determined using the weighted average number of common shares outstanding. Diluted net loss per share was equal to basic net loss per share because inclusion of common stock equivalents would have been anti-dilutive. During the quarter ended October 30, 1999, 29,023 options were exercised. During the quarter ended October 30, 1998, 21,550 options were exercised and 29,169 warrants were converted.


4.     Inventories:
      -------------
              Inventories are valued at the lower of cost, using the first-in, first-out (FIFO) method, or market and include the capitalization of transportation and distribution center costs.


5.     Debt:
      ------
       Credit Agreement

              On December 31, 1998, in connection with the acquisition of Hills, certain of the Company's subsidiaries entered into an agreement (the "Credit Agreement") with a syndicate of other banks and financial institutions for whom Bank of America NT&SA is serving as agent. The Credit Agreement provides for a secured revolving credit facility of up to $650 million, with a sublimit of $150 million for letters of credit. The Credit Agreement replaced a $320 million secured revolving credit facility.

              The Credit Agreement is in effect until June 30, 2002 and is secured by substantially all of the assets of the Company. Reference can be made to the 1998 Form 10-K for additional discussion of the Credit Agreement and for descriptions of the Company's other obligations not discussed herein.

              As of October 30, 1999, borrowings of $364.8 million were outstanding under the Credit Agreement. These borrowings are included in long-term debt in the accompanying consolidated condensed balance sheet as of October 30, 1999. In addition, $20.0 and $1.9 million of standby and trade letters of credit, respectively, were outstanding under the Credit Agreement. The weighted average interest rate on the borrowings for the thirteen and thirty-nine weeks ended October 30, 1999 were 8.6% and 8.2%, respectively. The peak borrowing level through October 30, 1999 was $370.6 million and occurred in October 1999.

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

              If the Company had elected to recognize compensation cost for the Option Plans based on the fair value at the grant dates for awards under those plans, consistent with the method prescribed by SFAS No. 123, net income (loss) and net income (loss) per diluted common share would have approximated the pro forma amounts indicated below:

                                                    For the Thirteen                    For the Thirty-Nine
                                                      Weeks Ended                           Weeks Ended
                                            ---------------------------------     --------------------------------
                                              October 30,        October 31,       October 30,        October 31,
                                                 1999               1998              1999               1998
                                            --------------      -------------     -------------      -------------
       Net Income (Loss) (in thousands)

         As reported                             ($17,493)            $6,000         ($66,054)             $11,443
         Pro forma                                (19,709)             5,071          (71,825)               9,689

       Diluted Net Income (Loss)
       Per Common Share
         As reported                               ($0.60) (a)         $0.25           ($2.44) (a)           $0.47
         Pro forma                                 ($0.68) (a)         $0.21           ($2.66) (a)           $0.40

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


 7.    Income Taxes:
      --------------
              The Company's estimated annual effective income tax rate for each year was applied to the loss before income taxes for the thirteen and thirty-nine weeks ended October 30, 1999 and to the income before income taxes for the thirteen and thirty-nine weeks ended October 31, 1998 to compute a non-cash income tax benefit in 1999 and a non-cash income tax provision in 1998. The income tax benefit is included in other current assets in the accompanying consolidated condensed balance sheet as of October 30, 1999. The income tax provision is included as an addition to paid-in capital in the accompanying consolidated condensed balance sheet as of October 31, 1998.


 8.    Commitments and Contingencies:
      -------------------------------
              Reference can be made to the 1998 Form 10-K (Item 3 - Legal Proceedings) for various litigation involving the Company, for which there were no material changes since the filing date of the 1998 Form 10-K except as follows:

              With regard to the Gould matter, on September 17, 1999, the Court entered final approval of the settlement. Payments have since been made in accordance with the terms of the Settlement Agreement.


9.     Equity Offering:
      -----------------
              On May 24, 1999, the Company completed the public offering of 5.1 million shares of Common Stock at a price of $38.75 per share. The proceeds, net of underwriting discounts, of approximately $187.9 million, were used to reduce borrowings under the Credit Agreement and for general corporate purposes.


10.    Recently Issued Accounting Pronouncements:
      -------------------------------------------
              On December 3, 1999, the SEC issued SAB No. 101, "Revenue Recognition in Financial Statements," which, among other items, prohibits the recognition of revenue from layaway sales prior to merchandise delivery. SAB No. 101 is effective for financial statements for the first fiscal quarter of the fiscal year beginning after December 15, 1999.

              SAB No. 101 will require the Company to modify its method of accounting for layaway sales. The Company's timing and method of adoption has not been determined. The Company expects that the annual impact on the Company's financial statements of adopting SAB No. 101 will not be material.

                  AMES DEPARTMENT STORES, INC. AND SUBSIDIARIES
                      FISCAL QUARTER ENDED OCTOBER 30, 1999
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS



       Results of Operations
      -----------------------
              On December 31, 1998, we acquired in excess of 80% of the outstanding voting stock of Hills Stores Company. Accordingly, the operations of Hills and its subsidiaries are included in our consolidated results of operations for the thirteen and thirty-nine weeks ended October 30, 1999. Immediately following our acquisition of Hills, we began implementing a series of initiatives to prepare for the conversion of 151 of the Hills stores into Ames stores and the permanent closure of the four remaining Hills stores. These initiatives included the termination of most of Hills' corporate and administrative operations and personnel, the announced closure of seven Ames stores that we considered to be directly competitive with acquired Hills stores and the engagement of two experienced liquidation firms, Gordon Brothers Retail Partners and The Nassi Group, to operate the Hills stores until their closure and to liquidate Hills' merchandise inventories.

             We completed the merchandise liquidation of the Hills stores in the second quarter. During the third quarter, we re-opened the remaining 47 Hills stores, bringing the total number of former Hills stores opened during 1999 to 151. In addition to the Hills stores, we opened 11 other new stores during the third quarter, which along with 1 other store opened earlier in the year brought the year-to-date total of new stores opened to 163.

             Under our  agreement with Gordon  Brothers and The Nassi Group,  we were entitled to retain from the proceeds of the merchandise inventory sales, as a minimum guaranteed amount, 40% of the initial ticketed retail price of the inventory being sold. The remaining sale proceeds, net of the expenses of operating the stores, were payable to the liquidators as compensation for their services, subject to additional allocations to Ames to the extent the proceeds exceed specified levels. For financial reporting purposes, Hills' net sales represent the actual sale proceeds from merchandise liquidation sales, its cost of merchandise sold represents the minimum guaranteed amount adjusted for proceeds in excess of specified targets, and its selling, general and administrative expenses include the portion of those proceeds that are to be paid over to the liquidators.


     The following table illustrates the separate contribution of Ames' and Hills' operations to various components of the consolidated results of operations, as described below, for the thirteen and thirty-nine weeks ended October 30, 1999, as well as the impact on these consolidated results of the other costs described below:

                                                     For the Thirteen
                                                       Weeks Ended              For the Thirteen Weeks Ended October 30, 1999
                                                     October 31, 1998    ----------------------------------------------------------
                                                    ------------------       Ames           Hills          Other           Total
                                                                         ------------    ----------     ----------     ------------
   TOTAL NET SALES                                          $596,030        $941,794           $ -            $ -         $941,794

   COSTS, EXPENSES AND (INCOME):
         Cost of merchandise sold                            432,936         680,597             -              -          680,597
         Selling, general and administrative expenses        153,205         227,643         7,385         27,560          262,588
         Leased department and other income                   (6,768)        (10,101)          791              -           (9,310)
         Depreciation and amortization expense, net            3,187          15,309           643          1,564           17,516
         Interest and debt expense, net                        3,847          17,114            17            605           17,736

                                                   ------------------    ------------    ----------     ----------     ------------

         INCOME (LOSS) BEFORE INCOME TAXES                     9,623          11,232        (8,836)       (29,729)         (27,333)

         Income tax benefit (provision)                       (3,623)         (4,044)        3,181         10,703            9,840
                                                   ------------------    ------------    ----------     ----------     ------------

         NET INCOME (LOSS)                                    $6,000          $7,188       ($5,655)      ($19,026)        ($17,493)
                                                   ==================    ============    ==========     ==========     ============

         Weighted average number of common shares                             29,109        29,109         29,109           29,109
            outstanding                                                  ============    ==========     ==========     ============

         Basic net income (loss) per share                                     $0.25        ($0.20)        ($0.65)          ($0.60)
                                                                         ============    ==========     ==========     ============
         Weighted average number of common and
            common equivalent shares outstanding              24,145
                                                   ==================

         Diluted net income (loss) per share                   $0.25
                                                   ==================

                                                    For the Thirty-Nine
                                                      Weeks Ended            For the Thirty-Nine Weeks Ended October 30, 1999
                                                    October 31, 1998     ----------------------------------------------------------
                                                   ------------------        Ames           Hills          Other           Total
                                                                         ------------    ----------     ----------     ------------

   TOTAL NET SALES                                        $1,628,122      $2,251,419      $375,642            $ -       $2,627,061

   COSTS, EXPENSES AND (INCOME):
         Cost of merchandise sold                          1,169,758       1,614,686       251,212              -        1,865,898
         Selling, general and administrative expenses        443,967         578,546       149,432         74,232          802,210
         Leased department and other income                  (20,443)        (26,745)       (2,577)             -          (29,322)
         Depreciation and amortization expense, net            7,365          31,832        11,036          5,335           48,203
         Interest and debt expense, net                        9,093          36,531         4,179          2,569           43,279

                                                   ------------------    ------------    ----------     ----------     ------------
         INCOME (LOSS) BEFORE INCOME TAXES                    18,382          16,569       (37,640)       (82,136)        (103,207)
         Income tax benefit (provision)                       (6,939)         (5,965)       13,549         29,569           37,153
                                                   ------------------    ------------    ----------     ----------     ------------

         NET INCOME (LOSS)                                   $11,443         $10,604      ($24,091)      ($52,567)        ($66,054)
                                                   ==================    ============    ==========     ==========     ============

         Weighted average number of common shares                             27,027        27,027         27,027           27,027
            outstanding                                                  ============    ==========     ==========     ============

         Basic net income (loss) per share                                     $0.39        ($0.89)        ($1.94)          ($2.44)
                                                                         ============    ==========     ==========     ============
         Weighted average number of common and
            common equivalent shares outstanding              24,141
                                                   ==================

         Diluted net income (loss) per share                   $0.47
                                                   ==================



              For the thirteen and thirty-nine weeks ended October 30, 1999, the Ames results reflect (a) the results of the pre-Hills acquisition Ames base, (b) the post re-opening results of the 151 converted Hills stores,
       (c) the results of the 12 other new stores opened at various times during the year and (d) certain expenses associated with the acquisition of Hills, including the interest expense on the acquired Hills senior notes and a pro rata share of the amortization of the goodwill recorded in connection with the acquisition. The Hills results represent (a) the results of operations for the Hills stores during the period that these stores were operated pursuant to the agreement with Gordon Brothers and The Nassi Group, including the fee due Gordon and Nassi and the depreciation and interest expense directly associated with such stores and (b) Hills corporate overhead expenses, principally the Canton, MA corporate facility. The other costs primarily represent the expenses incurred during the period of remodeling the Hills stores that re-opened as Ames stores and the other new stores opened during the year.

              The unique circumstances under which Hills' operations have been conducted and the accounting treatment accorded those operations as a consequence of our agreement with Gordon Brothers and The Nassi Group distort any direct comparison of the principal components of Ames' consolidated results for the thirteen and thirty-nine weeks ended October 30, 1999 and October 31, 1998. In the discussion that follows, Ames' net sales, gross margin, and selling, general and administrative expenses for the thirteen and thirty-nine weeks ended October 30, 1999 are presented and compared exclusive of the Hills results. The impact of the Hills acquisition is included in the comparison of depreciation and amortization expense and interest and debt expense.

              Ames' net sales for the thirteen weeks ended October 30, 1999 increased $345.8 million or 58.0% from the prior-year's third quarter and comparable store sales increased 4.3%. These sales increases were attributable, in part, to the Grand Openings of 47 converted Hills stores and 9 former Caldor sites on September 23, 1999 and the 2 other new stores opened on October 28, 1999 as well as the openings of 104 converted Hills stores and 1 other new Ames store earlier in the year. Ames' net sales for the thirty-nine weeks ended October 30, 1999 increased $623.3 million or 38.3% from the same prior-year period and comparable-store sales increased 7.5%. These sales increases were attributable, in part, to the openings of 151 converted Hills stores and 12 other new stores during the first three quarters of 1999. Net sales for last year have been restated to reflect the effect of recording promotional coupons issued by Ames as markdowns, which conforms to the current year treatment.

              Ames' gross margin in the third quarter of 1999 increased $98.1 million or .4% as a percentage of net sales compared to the third quarter of 1998. Ames' gross margin for the thirty-nine weeks ended October 30, 1999 increased $178.4 million or .1% as a percentage of net sales compared to the same prior-year period. The quarter and year-to-date gross margin rates benefited from a favorable purchase mark-up.

              Ames' selling, general and administrative expenses increased $74.4 million for the thirteen weeks ended October 30, 1999 compared to the same prior-year period, but decreased as a percentage of net sales from 25.7% in 1998 to 24.2% in 1999. The percentage decrease was primarily attributable to a reduction in store related expenses as a percentage of sales. Ames' selling, general and administrative expenses increased $134.6 million for the thirty-nine weeks ended October 30,1999 compared to the same prior-year period, but decreased as a percentage of net sales from 27.3% in 1998 to 25.7% in 1999. The percentage decrease was primarily attributable to a reduction in store related expenses as a percentage of sales.

              Depreciation and amortization expense increased by $14.3 million for the thirteen weeks ended October 30, 1999 compared to the same prior-year period. For the thirty-nine weeks ended October 30, 1999, depreciation and amortization expense increased by $40.8 million compared to the same prior-year period. In both periods, the increase was due to the additional depreciation and amortization of the Hills fixed assets and beneficial lease rights and the amortization of goodwill relating to the excess of the Hills acquisition cost over the value of the acquired assets.

              Interest expense increased by $13.9 million and $34.2 million for the thirteen and thirty-nine weeks ended October 30, 1999, respectively, compared to the same prior-year periods. The increase was primarily attributable to the interest expense incurred for the Ames senior notes, the Hills senior notes, the Hills capital lease and financing obligations and the higher average level of bank borrowings.

              Our estimated annual effective income tax rate for each year was applied to the loss before income taxes for the thirteen and thirty-nine weeks ended October 30, 1999 and to the income before income taxes for the thirteen and thirty-nine weeks ended October 31, 1998 to compute a non-cash income tax benefit in 1999 and a non-cash income tax provision in 1998. The income tax benefit is included in other current assets in the accompanying consolidated condensed balance sheet as of October 30, 1999. The income tax provision is included as an addition to paid-in capital in the accompanying consolidated condensed balance sheet as of October 31, 1998.

       Liquidity and Capital Resources
      ---------------------------------
              Our principal sources of liquidity are our bank credit facility, cash from operations and cash on hand. Our current bank credit facility consists of a revolving credit facility of up to $650.0 million, with a sublimit of $150.0 million for letters of credit, which expires June 30, 2002. Borrowings under the bank credit facility are secured by substantially all of our assets and after February 2000, we are required to meet certain financial covenants. In addition, we are required to maintain a minimum availability of at least $100.0 million. Our peak borrowing level during the quarter ended October 30, 1999 under this bank credit facility was $370.6 million. We believe we will have sufficient liquidity to meet our financial obligations for the foreseeable future.

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

              Merchandise inventories increased $461.3 million from October 31, 1998 to October 30, 1999 due to the increases for the opening of the converted Hills stores and the other new store locations. Our merchandise inventories increased $451.0 million from January 30, 1999 to October 30, 1999 due primarily to the increases for the opening of the converted Hills stores and the other new store locations along with the normal seasonal build-up of inventories.

              Trade accounts payable increased $177.9 million from October 31, 1998 to October 30, 1999 primarily due to the merchandise inventory increases referenced above. The increase of $120.7 million from January 30, 1999 to October 30, 1999 was principally the result of the merchandise inventory increases referenced above, partially offset by the seasonal dating of inventories in effect as of January 30, 1999.

              Capital expenditures for the thirty-nine weeks ended October 30, 1999 totaled $169.3 million and for the balance of the year are estimated to be approximately $40.0 million. We adjust our plans for making such expenditures depending on the amount of internally generated funds available.

              Net fixed assets increased by $370.9 million from October 31, 1998 to October 30, 1999 due primarily to the inclusion of $226.4 million in net fixed assets of Hills. Our net fixed assets increased $132.8 million from January 30, 1999 to October 30, 1999 due primarily to the capital expenditures associated with the newly converted Hills stores.

              Beneficial lease rights represent the excess of the fair market value of the acquired Hills leases over contract value of those leases. We are amortizing this amount over the terms of the related leases (which average approximately 25 years) using the straight-line method. Goodwill is being amortized over 25 years using the straight-line method.

              Long-term debt as of October 30, 1999 consisted of borrowings under our bank credit facility of $364.8 million, $200.0 million of the Ames senior notes issued in April 1999, and $50.9 million of the Hills senior notes that remained outstanding after the acquisition. The Hills senior notes became direct obligations of Ames as a result of the merger of Hills into Ames.

              Capital lease and financing obligations increased $154.8 million from October 31, 1998 to October 30, 1999 due primarily to the inclusion of $144.5 million of capital lease and financing obligations of Hills. Capital lease and financing obligations decreased by $4.7 million from January 30, 1999 to October 30, 1999 due to payments made on capital lease obligations.

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

              As previously reported, we initiated a comprehensive program to prepare our computer systems and applications for the year 2000. We spent approximately $6.0 million on this program through the end of third quarter of fiscal 1999 and expect full implementation of the program will involve an additional $0.5 million to $1.0 million, including expenditures for software and consulting services. Additionally, we estimate the allocated costs of our internal system development staff who are implementing our year 2000 initiatives to be $3.5 million to $4.0 million over the life of the project.


Item 3.      Quantitative and Qualitative Disclosure About Market Risk
            -----------------------------------------------------------
              We have exposure to interest rate volatility primarily relating to interest changes applicable to revolving loans under our bank credit facility. These loans bear interest at rates which vary with changes in
       (i) the London Interbank Offered Rate (LIBOR) or (ii) a rate of interest announced publicly by Bank of America NT&SA.

                  We do not speculate on the future direction of interest rates. As of October 30, 1999, approximately $364.8 million of our debt bore interest at variable rates. We believe that the effect, if any, of reasonably possible near term changes in interest rates on our consolidated financial position, results of operations or cash flows would not be significant.

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


Item 4.        Submission of Matters to a Vote of Security Holders
              -----------------------------------------------------
                      There  were no  matters  submitted  to a vote of  security holders during the third quarter ended October 30, 1999, through the solicitation of proxies or otherwise.


Item 5.        Other Information
              -------------------
                      On August 31, 1999,  the Board of Directors of the Company
               adopted Amended and Restated By-Laws.

                                On September 24, 1999, Ames  Department  Stores,
               Inc. (the "Company") and ChaseMellon Shareholder Services, L.L.C. as successor to Chemical Bank as Rights Agent, entered into Amendment No. 1 (the "Amendment") to the Rights Agreement, dated as of November 30, 1994 (the "Rights Agreement"), by and between the Company and Chemical Bank, as Rights Agent, which amendment was previously approved by the Company's Board of Directors. Among other things, the Amendment (x) amends the exercise price of a right issued pursuant to the Rights Agreement to $180.00, subject to adjustment, and (y) makes certain other technical amendments to the Rights Agreement, most notably the elimination of certain provisions commonly known as "continuing director" provisions.


Item 6.        Exhibits and Reports on Form 8-K
              ----------------------------------

    (a)        Index to Exhibits
              -------------------
               Exhibit No.                Exhibit                      Page No.
              ------------  ----------------------------------------  ----------
                   4        Amendment No. 1, dated as of                  18
                            September   24,  1999,   to  the  Rights
                            Agreement dated as of November 30, 1994,
                            by and between Ames  Department  Stores,
                            Inc.   and    ChaseMellon    Shareholder
                            Services, L.L.C as successor to Chemical
                            Bank as Rights Agent

                  11        Schedule of computation of basic              24
                            and diluted net income (loss) per
                            share

    (b)        Reports on Form 8-K:
              ---------------------
               There were no reports on Form 8-K filed with the Securities and Exchange Commission during the third quarter:

                                   SIGNATURES





        Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                          AMES DEPARTMENT STORES, INC.
                                                  (Registrant)




     Dated:     December 13, 1999         /s/ Joseph R. Ettore
                                          --------------------------------------
                                          Joseph R. Ettore, Chairman,
                                          President and Chief Executive Officer






     Dated:     December 13, 1999         /s/ Rolando de Aguiar
                                          --------------------------------------
                                          Rolando de Aguiar, Executive Vice
                                          President and Chief Financial and
                                          Administrative Officer

                                                                     Exhibit 4.1

                      AMENDMENT NO. 1 TO RIGHTS AGREEMENT


                  AMENDMENT NO. 1 to Rights Agreement (this "Amendment") dated as of September 24, 1999 by and between Ames Department Stores, Inc., a Delaware corporation (the "Company") and ChaseMellon Shareholder Services, L.L.C., a New Jersey limited liability company, as successor to Chemical Bank, as Rights Agent.

                              W I T N E S S E T H:

                  WHEREAS,  the Company and  the Rights  Agent  entered   into a
Rights Agreement dated as of November 30, 1994 (the "Rights Agreement"); and

                  WHEREAS, pursuant to Section 26 of the Rights Agreement, the Board of Directors of the Company has authorized this Amendment, which will amend the Rights Agreement as set forth herein.

                  NOW THEREFORE, in consideration of the premises and the mutual agreements herein set forth, the parties hereto hereby agree as follows:

                  Section 1. Certain Definitions. Unless otherwise specifically defined herein, each term used herein which is defined in the Rights Agreement has the meaning assigned to such term in the Rights Agreement.

                  Section 2. Amendments.

                      (a) Section 1(a) is hereby amended to read in its entirety as follows:

                           "(a)  "Acquiring  Person"  shall  mean any Person (as
                  such term is hereinafter defined) who or which, together with all Affiliates (as such term is hereinafter defined) and Associates (as such term is hereinafter defined) of such Person, shall be the Beneficial Owner (as such term is hereinafter defined) of 15% or more of the shares of Voting Stock (as such term is hereinafter defined) of the Company then outstanding; provided, however, that an Acquiring Person shall not include (i) an Exempt Person (as such term is hereinafter defined), or (ii) any Person who or which, together with all Affiliates and Associates of such Person, would be an Acquiring Person solely by reason of (A) being the Beneficial Owner of shares of Voting Stock of the Company, the Beneficial Ownership of which was acquired by such Person pursuant to any action or transaction or series of related actions or transactions approved by the Board of Directors before such Person otherwise became an Acquiring Person or (B) a reduction in the number of issued and outstanding shares of Voting Stock of the Company pursuant to a transaction or a series of related transactions approved by the Board of Directors; provided, further, however, that in the event that such Person described in the foregoing clause (ii) does not become an Acquiring Person by reason of subclause (A) or (B) of said clause (ii), such Person shall nonetheless become an Acquiring Person in the event such Person thereafter acquires Beneficial Ownership of an additional 1% of the Voting Stock of the Company, unless the acquisition of such additional Voting Stock would not result in such Person becoming an Acquiring Person by reason of subclause (A) or (B) of said clause (ii). Notwithstanding the foregoing, if the Board of Directors of the Company determines in good faith that a Person who would otherwise be an "Acquiring Person" as defined pursuant to the foregoing provisions of this paragraph (a) has become such inadvertently, and such Person divests as promptly as practicable (as determined in good faith by the Board of Directors) a sufficient number of shares of Common Stock so that such Person would no longer be an "Acquiring Person" as defined pursuant to the foregoing provisions of this paragraph
                  (a), then such Person shall not be deemed an "Acquiring Person" for any purposes of this Agreement."

                      (b) Section 1(d) is hereby amended by deleting the last paragraph thereof in its entirety and replacing it with the following:

                           "Notwithstanding  anything in this  paragraph  (d) to
                  the contrary, a Person engaged in the business of underwriting securities shall not be deemed the "Beneficial Owner" of, or to "Beneficially Own," any securities acquired or otherwise beneficially owned in good faith in a firm commitment underwriting until the expiration of forty (40) days after the date of the sale of securities to the public pursuant to such firm commitment underwriting."

                      (c) The definition of "Continuing  Director" appearing  in
Section 1(h) is hereby amended by deleting it in its entirety and replacing it with the phrase "Intentionally Omitted."

                      (d) The definition of "Qualifying Tender Offer" appearing in Section 1(r) is hereby deleted in its entirety.

                      (e) Sections 1(k) through 1(q) are hereby renumbered as Sections 1(l) through 1(r), respectively.

                      (f) A new Section 1(k) is hereby added, as follows:

                           "(k)  "Exchange Consideration" shall have the meaning
                  set forth in Section 27 hereof."

                      (g) Sections 1(u) through 1(z) are hereby renumbered as Sections 1(v) through 1(aa), respectively.

                      (h) A new Section 1(u) is hereby added, as follows:

                           "(u) "Spread"  shall mean the excess of (1) the value
                  of the shares of Common Stock issuable upon the exercise of a Right in accordance with Section 11(a)(ii) over (2) the Exercise Price in effect at the time of determination of the Spread."

                      (i) Section 1(v) is hereby amended to read in its entirety as follows:

                           "(v)  "Stock  Acquisition  Date" shall mean the first
                  date on which there shall be a public announcement by the Company or an Acquiring Person that an Acquiring Person has become such (which, for purposes of this definition, shall include, without limitation, a report filed pursuant to
                  Section 13(d) of the Exchange Act) or such earlier date as a majority of the Directors of the Company shall become aware of the existence of an Acquiring Person."

                      (j) Section  3(b)  is  hereby  amended  by  deleting   the
following parenthetical from the first sentence thereof:

                           "(but  only if at the time of such  determination  by
                  the Board of Directors there are then in office not less than two Continuing Directors and such action is approved by a majority of the Continuing Directors then in office)"

                      (k) Section 3(c) is hereby amended by adding the following at the end thereof:

                           "With  respect to such  certificates  containing  the
                  foregoing legend, until the Distribution Date the Rights associated with the Common Stock represented by such certificates shall be evidenced by such certificates alone, and the surrender for transfer of any such certificate, except as otherwise provided herein, shall also constitute the transfer of the Rights associated with the Common Stock represented thereby. In the event that the Company purchases or otherwise acquires any Common Stock after the Record Date but prior to the Distribution Date, any Rights associated with such Common Stock shall be deemed canceled and retired so that the Company shall not be entitled to exercise any Rights associated with the Common Stock which are no longer outstanding.

                           Notwithstanding this paragraph (c), the omission of a
                  legend shall not affect the enforceability of any part of this Agreement or the rights of any holder of the Rights."

                      (l) Section 7(a) is hereby amended by deleting in its entirety clauses (i) and (ii) in the second sentence thereof and replacing it with the following:

                           "(i) November 29, 2004 (the "Final  Expiration Date")
                  or (ii) the date on which the Rights are redeemed as provided in Section 23 hereof or the date on which the Rights are exchanged as provided in Section 27 hereof (such earlier date being herein referred to as the "Expiration Date")."

                      (m) The first sentence of Section 7(b) is hereby amended to read in its entirety as follows:

                           "(b)  The Exercise Price shall initially be $180.00."

                      (n) Section 7(e) is hereby amended by deleting the phrase "other than pursuant to a Qualifying Tender Offer," from the first sentence thereof.

                      (o) Section 11(a)(ii) is hereby amended to read in its entirety as follows:

                           "(ii) Subject to Section 27 of this Agreement, in the
                  event that any Person, alone or together with its Affiliates and Associates, shall become an Acquiring Person, then, subject to the last sentence of Section 23(a) and except as otherwise provided in this Section 11, each holder of a Right, except as provided in Section 7(e) hereof, shall thereafter have the right to receive upon exercise of a Right in accordance with the terms of this Rights Agreement and payment of the Exercise Price with respect to the total number of shares of Common Stock for which a Right was exercisable immediately prior to the first occurrence of the event described in this Section 11(a)(ii), such number of shares of Common Stock as shall equal the result obtained by (x) multiplying the then current Exercise Price by the number of shares of Common Stock for which a Right was exercisable immediately prior to the first occurrence of the event described in this Section 11(a)(ii) and (y) dividing that product by 50% of the then current per share Fair Market Value of the Common Stock (determined pursuant to Section 11(d) hereof) on the date of such first occurrence."

                      (p) Section 12 is hereby amended by replacing the first sentence thereof with the following:

                           "Whenever  an  adjustment  is  made  as  provided  in
                  Sections 11, 13, 23(c) or 27, the Company shall (a) promptly prepare a certificate setting forth such adjustment, and a brief statement of the facts giving rise to such adjustment,
                  (b) promptly file with the Rights Agent and with each transfer agent for the Common Stock a copy of such certificate and (c) mail a brief summary thereof to each holder of a Right Certificate in accordance with Section 25."

                      (q) Section 13(a) is hereby amended by deleting the phrase "(other than pursuant to a Qualifying Tender Offer)" from the first sentence thereof.

                      (r) Section 23(a) is hereby amended by deleting in its entirety the proviso contained in the first sentence thereof.

                      (s) Section 23(d) is hereby deleted in its entirety.

                      (t) Section 26 is hereby amended by deleting the last sentence thereof and replacing it with the following:

                           "Notwithstanding  anything  contained  in this Rights
                  Agreement to the contrary, no supplement or amendment shall be made which changes the Redemption Price."

                      (u) Sections 27 through 32 are hereby renumbered as Sections 28 through 33, respectively.

                      (v) A new Section 27 is hereby added, as follows:

                           "Section 27. Exchange.  (a) The Board of Directors of
                  the Company may, at its option, at any time after any Person becomes an Acquiring Person, exchange all or part of the then outstanding and exercisable Rights (which shall not include Rights that have become null and void pursuant to the provisions of Section 7(e) hereof) by exchanging for each such Right a number of shares of Common Stock having an aggregate Fair Market Value on the date such Person becomes an Acquiring Person equal to the Spread, appropriately adjusted to reflect any stock split, stock dividend or similar transaction occurring after the date such Person becomes an Acquiring Person (such amount per Right being hereinafter referred to as the "Exchange Consideration"). Notwithstanding the foregoing, the Board of Directors shall not be empowered to effect such exchange at any time after any Person (other than an Exempt Person), together with all Affiliates and Associates of such Person, becomes the Beneficial Owner of 50% or more of the Voting Stock then outstanding. From and after the occurrence of an event specified in Section 13(a) hereof, any Rights that theretofore have not been exchanged pursuant to this Section 27(a) shall thereafter be exercisable only in accordance with
                  Section 13 and may not be exchanged pursuant to this Section 27(a).

                           (b) Immediately upon the action of the Board of Directors of the Company ordering the exchange of any Rights pursuant to paragraph (a) of this Section 27 and without any further action and without any notice, the right to exercise such Rights shall terminate and the only right thereafter of a holder of such Rights shall be to receive the Exchange Consideration in respect of each Right held. The Company shall promptly give notice to the Rights Agent and public notice of any such exchange; provided, however, that the failure to give, or any defect in, such notice shall not affect the validity of such exchange. The Company promptly shall mail a notice of any such exchange to all of the holders of such Rights at their last addresses as they appear upon the registry books of the Rights Agent. Any notice which is mailed in the manner herein provided shall be deemed given, whether or not the holder receives the notice. Each such notice of exchange will state the method by which the exchange of the shares of Common Stock for Rights will be effected and, in the event of any partial exchange, the number of Rights which will be exchanged. Any partial exchange shall be effected pro rata based on the number of Rights (other than Rights which have become null and void pursuant to the provisions of Section 7(e) hereof) held by each holder of Rights.

                           (c) The Company shall not be required to issue fractions of shares of Common Stock or to distribute certificates which evidence fractional shares. In lieu of such fractional shares, the Company shall pay to the registered holders of the Right Certificates with regard to which such fractional shares of Common Stock would otherwise be issuable an amount in cash equal to the same fraction of the current market value of a whole share of Common Stock. For the purposes of this paragraph (c), the current market value of a whole share of Common Stock shall be the closing price of a share of Common Stock for the Trading Day immediately prior to the date of exchange pursuant to this Section 27."

                      (w) Exhibits A and B to the Rights Agreement shall be amended in a manner consistent with this Agreement.

                  Section 3. Counterparts. This Amendment may be executed in any number of counterparts, each of which shall for all purposes be deemed to be an original, and all such counterparts shall together constitute but one and the same instrument.

                  Section 4. Descriptive Headings. Descriptive headings of the several Sections of this Amendment are inserted for convenience only and shall not control or affect the meaning or construction of any of the provisions of this Amendment.

                  Section 5. Effectiveness. This Amendment shall be effective as of the Close of Business on the date hereof, as if executed on such date, and all references to the Rights Agreement shall, from and after such time, be deemed to be references to the Rights Agreement as amended hereby.

                  Section 6. Officer's Certification. The undersigned officer of the Company certifies by execution hereof that this Amendment is in compliance with the terms of Section 26 of the Rights Agreement.

                  IN WITNESS WHEREOF, the parties hereto have caused this Amendment to be duly executed and attested, all as of the day and year first above written.

                                          AMES DEPARTMENT STORES, INC.



                                      By: /s/ David H. Lissy
                                         ---------------------------------
                                         Name:  David H. Lissy
                                         Title: Senior Vice President, General
                                                Counsel and Corporate Secretary




                                      By: /s/ Lynore LeConche
                                         ---------------------------------
                                         Name:  Lynore LeConche
                                         Title: Vice President


                                       CHASEMELLON SHAREHOLDER SERVICES, L.L.C., as successor to Chemical Bank

                                                                                                                        Exhibit 11


                  AMES DEPARTMENT STORES, INC. AND SUBSIDIARIES
         SCHEDULE OF COMPUTATION OF BASIC AND DILUTED EARNINGS PER SHARE
                 (Amounts in thousands except per share amounts)



                                                                    For the Thirteen                   For the Thirty-Nine
                                                                       Weeks Ended                         Weeks Ended
                                                              -----------------------------      -------------------------------
                                                               October 30,     October 31,         October 30,    October 31,
                                                                  1999            1998              1999            1998
                                                              -------------   -------------      ------------   --------------
Net income (loss)                                               ($17,493)         $6,000          ($66,054)         $11,443
                                                              =============   =============      ============   ==============





For Basic Net Income (Loss) Per Common Share
---------------------------------------------
   Weighted average number of common shares
          outstanding during the period                           29,109          23,087            27,027           22,885
                                                              =============   =============      ============   ==============


          Basic net income (loss) per common share               ($0.60)          $0.26            ($2.44)           $0.50
                                                              =============   =============      ============   ==============



For Diluted Net Income (Loss) Per Common Share
-----------------------------------------------
   Weighted average number of common shares
          outstanding during the period                           29,109          23,087            27,027           22,885

   Add:   Common stock equivalent shares represented by
        - Series B Warrants                                         (a)             63                (a)             106
        - Series C Warrants                                         (a)            403                (a)             481
        - Options under 1994 Management Stock Option Plan &
                1998 Stock Incentive Plan                           (a)            536                (a)             608
        - Options under 1994 Non-Employee Directors
                Stock Option Plan                                   (a)             56                (a)              61

                                                              -------------   -------------      ------------   --------------
   Weighted average number of common and common equivalent
          shares used in the calculation of diluted net
          income (loss) per share                                 29,109          24,145            27,027           24,141
                                                              =============   =============      ============   ==============


          Diluted net income (loss) per common share             ($0.60)          $0.25            ($2.44)           $0.47
                                                              =============   =============      ============   ==============



          (a) Common stock equivalents have not been included because the effect would be anti-dilutive.