Form 10-K
period 2000-01-29
AMES DEPARTMENT STORES INC
filed 2000-04-11
CIK 6071

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K
                                   -----------
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                   For the fiscal year ended January 29, 2000
                                             ----------------

                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        For the transition period from       to
                                                      -------  -------
                          AMES DEPARTMENT STORES, INC.
             ------------------------------------------------------
             (Exact Name of Registrant as Specified In its Charter)

         DELAWARE                                      04-2269444
------------------------------           --------------------------------------
(State or Other Jurisdiction             (I.R.S. Employer Identification Number)
 Incorporation or Organization)

2418 Main Street, Rocky Hill, Connecticut                           06067
-----------------------------------------                      ----------------
(Address of Principal Executive Offices)                          (Zip Code)

   Registrant's Telephone Number, Including Area Code       (860) 257-2000
                                                         --------------------

        Securities Registered Pursuant to Section 12(b) of the Act: None

           Securities Registered Pursuant to Section 12(g) of the Act:

      Title of Each Class         Name of Each Exchange on Which Registered
-----------------------------    -------------------------------------------
 Common Stock, $.01 par value                      NASDAQ
      Series B Warrants                            None

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

      As of March 31, 2000, the aggregate market value of voting stock held by non-affiliates of the Registrant was $722,130,388 based on the last reported sale price of the Registrant's Common Stock on the NASDAQ National Market System.

      29,399,112 shares of Common Stock were outstanding on March 31, 2000.

      Documents Incorporated by Reference: Portions of the Registrant's definitive proxy statement to be filed pursuant to Regulation 14A within 120 days after the end of the Registrant's fiscal year are incorporated by reference in Part III.


Page 1 of 57 pages (including Exhibits)                 Exhibit Index on page 52

                                     PART I

Item 1.    Description of Business

Introduction


      Ames Department Stores, Inc. is the largest regional discount retailer in the United States. We currently operate 460 stores in 19 contiguous states in the Northeast, Midwest and Mid-Atlantic regions, as well as the District of Columbia. Our stores offer a wide range of both brand name and other quality merchandise for the home and family at prices below those of conventional department stores and specialty retailers. They are situated in rural communities, small cities, the suburbs of larger metropolitan areas, and in urban areas and are smaller and more customer friendly than the stores of most competing "big box" retailers, including the national discount department store chains.

      Ames is a Delaware corporation organized in 1962 as a successor to a business originally founded in 1958. Ames was reorganized in December 1992 under Chapter 11 of the United States Bankruptcy Code. Its principal executive offices are located at 2418 Main Street, Rocky Hill, Connecticut, 06067, its telephone number is (860) 257-2000, and its web site is http://www.AmesStores.com.


Business Developments


The Hills Acquisition

      On November 12, 1998, Ames entered into an agreement for the acquisition of Hills Stores Company. Pursuant to that agreement, we began a tender offer for all of Hills' outstanding common and convertible preferred stock. Concurrent with that tender offer, we offered to purchase all of Hills' outstanding 12 1/2% Senior Notes due 2003 and solicited consents from the holders of those notes to eliminate and waive various provisions of the indenture governing those notes. Following the expiration of those offers on December 31, 1998, we acquired approximately 81.3% of Hills outstanding common stock and 74.4% of its outstanding convertible preferred stock, in each case at a price of $1.50 per share, or an aggregate of $13.7 million. On the same date, we purchased approximately $144.1 million, or approximately 73.9%, of the $195.0 million of outstanding Hills senior notes at a price of approximately $700 for each $1,000 principal amount of those notes, or an aggregate of $100.8 million. Pursuant to the terms of those offers, holders of Hills' shares and senior notes who tendered their securities for purchase also received a deferred contingent right to receive a further cash payment out of, and based upon, Hills' ultimate net recovery, if any, in a lawsuit brought by Hills in September 1995 against certain of its former directors.

      In March 1999, we consummated the merger of Hills into Ames. Shares of Hills' common and convertible preferred stock not previously acquired by us were automatically converted into the right to receive $1.50 per share (plus a deferred contingent cash right as discussed above), and the $50.9 million of outstanding Hills' senior notes not previously purchased by us became direct obligations of Ames. The cost of acquiring the remaining outstanding common and preferred shares of Hills was $3.3 million. We also incurred professional fees, accounting, legal and other costs of approximately $11.0 million in connection with the acquisition.

      The total cost of the Hills acquisition was approximately $330.0 million, inclusive of the approximately $50.9 million of the former Hills stores senior notes that remained outstanding and $147.8 million of capitalized leasehold and financing obligations related to the Hills Stores. Cash required for the acquisition totaled approximately $129.0 million. Funds for these purposes were derived from borrowings under our bank credit facility.

     The acquisition has been recorded under the purchase method of accounting and, accordingly, the results of operations of Hills are included since the date of the acquisition in the accompanying consolidated financial statements. The aggregate purchase price of $129.0 million was allocated to assets acquired and liabilities assumed based on a final determination, made during Fiscal 1999, of respective fair market values at the date of acquisition. The fair value of tangible assets acquired and liabilities assumed were $568 million each. The purchase price of $129.0 million was recorded as two components: an excess of cost over net assets acquired (goodwill) of $70.0 million, which is being amortized over 25 years on a straight-line basis, and beneficial lease rights of $59.0 million, which is being amortized over the life of the respective leases (which average approximately 25 years).

     At the time of the acquisition, Hills operated 155 discount department stores in twelve states within or contiguous to our existing geographic region. The Hills stores had a sales area that was similar in size to that of the typical Ames store. They were located in communities with demographics that were similar to those of our locations in existence then and they served a similar target customer. The Hills acquisition was particularly opportunistic for Ames, since it permitted us to obtain 155 well-maintained stores in locations that were complementary to, and to a large extent not competitive with, our existing store locations. After a review of locations where a Hills store operated in the same general market area as an existing Ames store, we determined that in only eleven instances would store closings of one or the other be required. The acquisition substantially increased our presence in five states and enabled us to enter five new states. We also acquired a Hills distribution facility in Columbus, Ohio that was complementary to, but not duplicative of, our then existing distribution centers.

     In February 1999, we began a program to remodel and convert 151 of the acquired Hills stores to Ames stores. The four remaining Hills stores, as well as seven Ames stores, were closed because they were in locations that were either competitive with, or under-performing, other Hills or Ames stores. The remodeling and conversion process was completed in three stages, each stage involving approximately one third of the Hills stores. The first stage was completed in April 1999; the second stage was completed in July 1999; and the third stage was completed in September 1999.

     The total cost of the remodeling and conversion was approximately $189.1 million and was funded primarily with proceeds from our liquidation of the Hills merchandise inventories. The $189.1 million cost consists primarily of expenditures for fixtures, signage, Point-Of-Sale (POS) systems, training of employees and other labor costs, as well as other pre-opening costs.

     Under an agreement with us, Gordon Brothers Retail Partners, LLC and The Nassi Group, LLC were engaged to operate all of the acquired Hills stores and to conduct inventory liquidation sales at each of those stores prior to its scheduled remodeling or final closure. These liquidation sales were conducted in three stages, the first having ended on February 20, 1999 and the second and third having ended on May 21, 1999 and July 16, 1999, respectively. These two firms were responsible for substantially all expenses associated with operating the Hills stores and liquidating their inventory prior to their closure, including compensation of all employees and rental payments under store leases. Upon completion of each sale, they removed all unsold merchandise and turned over the store in "broom clean" condition. Pursuant to the agreement, Ames was entitled to retain from the liquidation proceeds a minimum sum equal to 40% of the initial ticketed retail price of all items of Hills merchandise on hand and on order as of January 2, 1999, irrespective of the actual sales proceeds. In addition, Ames was entitled to share in that portion, if any, of the proceeds from the sale of Hills merchandise in excess of 62% of the aggregate initial retail ticketed price. Proceeds from the sales during the entire liquidation period exceeded the targeted percentage. We received approximately $314 million from the liquidation of the Hills inventories, representing the 40% minimum plus our share of the portion exceeding the targeted percentage referenced above.


The Acquisition of Caldor Sites

      We purchased the leases for nine stores and a distribution center from Caldor Corporation during Fiscal 1999. During March 1999, we entered into two agreements with Caldor to purchase seven of its stores in Connecticut, two stores in Massachusetts and a 649,000 square foot distribution center in Westfield, Massachusetts, for a total cash purchase price of $42.8 million. Under the terms of the agreements, we assumed Caldor's leases for the nine stores and the distribution center and acquired all of the store fixtures in eight of the stores and all racking, sorting systems and materials handling equipment in the distribution center. During March and April 1999, the United States Bankruptcy Court for the Southern District of New York approved our right to purchase the leases for the stores and the distribution center. All of the transactions subsequently closed. We entered into a lease for and converted an additional Caldor store in New Jersey during the last fiscal quarter bringing the total of former Caldor store openings for Fiscal 1999 to ten.

      The ten former Caldor stores, which range in size from 48,771 to 74,139 square feet of selling space, are in communities with similar demographics to those in which our own stores are located. None of the stores is in a location that is directly competitive with any of our existing stores, including the former Hills stores. With the acquisition of these stores, we have become the largest discount department store operator in Connecticut, with a total of 22 stores in that state.


Recent Developments

The Acquisition of Goldblatt's Department Store Sites

      In February 2000 we entered into an agreement with Goldblatt's Department Stores, Inc. to purchase the leases to six of their stores in Chicago, Illinois and one store in Gary, Indiana for a cash purchase price of $7.6 million. Completion of the purchase is expected in April 2000. Under the terms of the agreement, we will assume Goldblatt's leases for the seven stores. Goldblatt's will deliver the stores to us in "broom clean" condition.


Growth Strategy

      Since 1994, we have pursued a program to improve our profitability through vigorous cost containment initiatives, a highly-focused approach to merchandising and the rationalization of our store base. Our efforts over the past five years have resulted in an increase in our gross margins in our stores from 26.7% to 28.8% (with respect to the former Hills stores, excluding the period of time prior to their conversion to Ames stores) and a doubling of our operating margin. During this time period we also acquired and successfully integrated 193 stores, remodeled 65 of our existing stores and closed 48 stores.

      Over the past two years, we have redirected our focus to enhancing our revenues, expanding the breadth of our regional market and increasing our penetration of that market. In addition to our on-going program of store remodeling, we implemented merchandising and marketing initiatives that in Fiscal 1999 resulted in a 6.2% increase in same-store sales over Fiscal 1998. At the same time, we embarked on a program to acquire groups of stores located primarily in states in which we currently operate or that are contiguous with our existing regional market.

      The Caldor and Hills acquisitions were representative of our growth strategy. The acquisitions have significantly increased our revenue and enabled us to leverage our administrative costs over a far larger operating base. In fact, we experienced a 19% increase in operating margin rate (excluding the results of operations for the former Hills stores during the period that these stores were operated pursuant to the Agency Agreement and certain other expenses) in Fiscal 1999 from Fiscal 1998, which is in part due to leveraging our administrative costs over more stores. These acquisitions were particularly opportunistic for Ames, since they permitted us to open 161 well-maintained store sites in locations that were complementary to our existing locations. The stores are located primarily in communities with demographics similar to those of our existing locations. The acquisitions expanded our selling space by 75.7%, substantially increased our presence in five states and enabled us to enter five new states in which we foresee opportunities to add additional stores to increase our market penetration. The Hills acquisition enabled us to achieve significant economies of scale.

      As a further step in the implementation of our growth strategy, we recently agreed to acquire from Goldblatt's Department Stores, Inc., the leases for seven stores that we will convert to Ames stores during Fiscal 2000.


Customers

      Our customer base consists primarily of working women with families and senior citizens. They have an average annual household income between $25,000 and $35,000 and their purchasing decisions are determined primarily by a desire for low prices and shopping convenience. Our merchandise offerings, prices, store design and focus on customer service are targeted to meet the needs of these cost-conscious consumers, who we believe are generally underserved by other large discount retailers. We reinforce our image and drive customer traffic by employing a "high/low" pricing strategy that is supplemented by weekly advertising circulars and recurring promotional programs. We believe that our knowledge of and focus on our target customers have enabled us to develop an advantage in an increasingly competitive discount retailing environment.


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

      Ames sells merchandise in three major categories: home lines, softlines and hardlines. The following table sets forth the types of merchandise offered within each of these three categories and the percentage of our total sales (excluding leased department sales) in Fiscal 1999 attributable to each category:

           Home Lines 41%                        Softlines 31%                           Hardlines 28%
     ---------------------------         -------------------------------            ------------------------

o    Domestics, such as sheets,    o     Women's apparel, consisting            o    Health and beauty care
     towels and bath accessories         primarily of non-fashion basic              products
                                         items, sportswear and intimates
o    Window treatments                                                          o    Toys
                                   o     Men's workwear, denims,
o    Home entertainment                  fleece goods, hosiery and              o    Hardware and paints
     products                            underwear
                                                                                o    Automotive supplies
o    Small appliances              o     Children's apparel
                                                                                o    Sporting goods
o    Housewares                    o     Jewelry
                                                                                o    Stationery
o    Ready-to-assemble
     furniture                                                                  o    Seasonal items, such as
                                                                                     Christmas and other
o    Patio furniture                                                                 holiday decorations.

o    Crafts

In addition, all Ames stores include a shoe department, operated by a licensee, that accounted for approximately 4% of our total sales in Fiscal 1999.

      A significant portion of our net sales is derived from the sale of products that bear readily-recognized brand names, including Cannon(R), Coleman(R), Dickies(R), Fisher-Price(R), Fruit of the Loom(R), General Electric(R), Hanes(R), Hasbro(R)Toy, Kodak(R), Magnavox(R), Mattel(R), Proctor-Silex(R), Rider(R), Rubbermaid(R), Sunbeam(R), Timex(R) and Wrangler(R).

      Women's apparel is the only product line that accounts for more than 10% of our sales, generating approximately 11.7% of our Fiscal 1999 net sales. We carry primarily staple, casual items of basic women's apparel, including outerwear, sportswear and intimates, with a particularly broad selection of merchandise in "plus" sizes for the larger woman. Similarly, our selection of men's apparel is limited to staple, non-fashion items that women frequently purchase for the men in their families and that are most commonly sought by men within our target customer base. We believe that our focus on basic apparel limits our exposure to risks associated with changing fashion trends.

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

      Our home lines, which also consist primarily of products that are purchased by women, include a "Crafts and More" department that features the largest selection of crafts offered by any non-specialty retailer in the United States. The crafts department has become a destination shop for Ames' customers, and accounted for approximately 3% of our Fiscal 1999 net sales.

     In certain of our markets, we are able to customize or "localize" our merchandising. We tailor our selection of discount products and customize each store based on its demographics and purchasing patterns of our diverse customer base.In our stores located in college towns, we offer a larger assortment of the items most frequently desired by students for their dormitory rooms, as well as stationery supplies, jeans, sweatshirts, athletic apparel and similar products. In our stores located in resort or vacation communities we feature broader selections of such seasonal items as beach and camping supplies, and we continue to stock those items throughout the duration of the related vacation season. This micromarketing strategy drives customer traffic at those stores and develops and improves the loyalty of their customer base.

      In addition to offering a merchandise selection that is specifically tailored to the needs and preferences of our target customers, we strive to make each customer's shopping experience pleasant and convenient. We offer an extensive layaway program that accounted for approximately 6% of our Fiscal 1999 net sales. We have a fully staffed customer service desk at a location away from the most heavily trafficked areas in the store to afford customers greater privacy. We also have implemented an "A+ Customer Service Program" which encourages our in-store personnel to enhance customer satisfaction with a well-defined four-step method: smile, greet the customer, meet the customer's needs and thank the customer for shopping at Ames. Since the introduction of this program in 1995, our customer comment scores have consistently improved.


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

     Our main marketing theme, "Bargains by the Bagful(R)," is designed to emphasize our value pricing. We support the "Bargains by the Bagful(R)" theme through several promotional programs, including "Special Buy" and "55Gold(R) Savings" programs, as well as periodic "event" sales:

     o Our "Special Buy" program allows us to offer selected items of recognizable brand name and other quality merchandise to consumers at deep discounts, thereby providing the customer with readily recognizable values. "Special Buy" items are generally not actively advertised. Instead, we use special signage and fixtures to make "Special Buy" merchandise easily recognizable to customers, who are often drawn to our stores as a result of their desire to discover the latest "Special Buy" offerings. We are able to offer these deep discounts because of our ability to react quickly to buying opportunities for closeout and end-of-run products that are popular with our customers. Apparel comprises approximately 95% of the merchandise offered through our "Special Buy" program, although "Special Buy" items also are offered in the hardlines and home lines product categories.

     o Our "55Gold(R) Savings" program provides a 10% discount on all merchandise, including sale and "Special Buy" items, for consumers aged 55 and older who present a "55Gold(R) Savings" card when shopping on Tuesdays. Since its inception in late 1994, on average, Tuesday has moved from being the lowest to the highest selling day in the week. During Fiscal 1999, the "55Gold(R) Savings" program generated sales of $336 million compared to $250 million in Fiscal 1998 and the number of active cardholders increased to 2.3 million from
1.4 million over the same period.

     o Our periodic "event" sales are heavily advertised, vendor-supported promotions of selected categories of merchandise as well as promotions that are intended to capitalize on seasonal shopping trends. Examples include our "Baby Sale," "Housewares Spectacular," "Truckload Sale," "Patio Plaza," "Shoe Sale" and "Underwear Fair." Our most successful special sale promotions include the "March Magic Sale," the October "Home Sale" and the November "Ames Biggest Toy Sale," which is designed to attract Christmas shoppers. Because of the substantial increase in unit volume generated by these "event" sales, they are supported by many of our major vendors, either through gross margin allowances or cooperative advertising.

     We reinforce Ames' "Bargains by the Bagful(R)" theme through extensive use of weekly full-color newspaper circulars. We distributed 55 newspaper circulars in Fiscal 1999, with an average weekly circulation of 16 million households. These circulars generated approximately 48% of our net sales in Fiscal 1999.


Store Layout and Design

      Ames' stores, which range from 27,736 to 85,743 square feet of selling space and average approximately 55,500 square feet of selling space, are smaller and we believe more customer friendly than those of most competing "big box" retailers, particularly the national discount store chains. Their smaller size appeals to Ames' target customer base of working mothers and senior citizens, who prefer an easy-to-shop, convenient store environment. In 1994, we introduced a new store prototype. The prototype features an open floor plan and wide aisles that allow customers to see the entire store at a glance. Bright, attractive signage and "soft" corners highlight key departments and make finding the right department easy. The home lines department, our largest merchandise category, typically spans the back wall of the store, with promotional pallet and bin displays bordering the main aisle. Promotional items are placed throughout the store near similar merchandise.

     Our prototype store design has generally increased our return on investment in our remodeled stores or, where the stores have been subject to increasing competition, significantly enhanced their competitiveness. We continue to remodel our remaining stores to this pattern on an as-needed basis.


Store Locations

      We currently operate 460 stores located in the Northeast, Midwest and Mid-Atlantic regions. The Hills acquisition extended our presence into Illinois, Indiana, Kentucky, North Carolina and Tennessee, where we previously had no stores, and substantially strengthened our market penetration in several states in which we had existing operations, including New York, Ohio, Pennsylvania, Virginia and West Virginia. The following table sets forth, as of March 31, 2000, the locations of our existing Ames stores:

                                Number of Stores
                               ------------------
                                                     Ames
                                                    ------
              Pennsylvania                            102
              New York                                 92
              Ohio                                     53
              Massachusetts                            35
              Maryland                                 24
              Maine                                    23
              Connecticut                              22
              New Hampshire                            20
              West Virginia                            19
              Virginia                                 14
              New Jersey                               15
              Vermont                                  12
              Indiana                                  10
              Rhode Island                              8
              Delaware                                  4
              Tennessee                                 3
              District of Columbia                      1
              Illinois                                  1
              Kentucky                                  1
              North Carolina                            1
                                                     ----
                                     Total:           460
                                                     ====

Purchasing

      We buy merchandise from more than 3,200 vendors, approximately 90% of whom are located in the United States. No single supplier accounted for more than 3% of our purchases in Fiscal 1999 and there is no current or anticipated problem with respect to the availability of merchandise. Merchandise is purchased centrally for all stores by buyers who are based at Ames' headquarters.

      We work actively with our vendors to reduce costs and improve the efficiency of our supply chain. Nearly 1,900 vendors participate in our electronic ordering and invoicing program, which is designed to automate the inventory purchasing, delivery billing and payment process, reduce the number of out-of-stock items and reduce the cycle time of product deliveries.


Distribution

      We operate distribution centers in Leesport, Pennsylvania; Mansfield, Massachusetts; and, as a result of the Hills and Caldor acquisitions, Columbus, Ohio and Westfield, Massachusetts, which aggregate approximately 3.4 million square feet. Merchandise is shipped by vendors either directly to our stores or to our distribution centers, which then make deliveries to the stores using our own fleet of trucks.

      We have a 5:00 am delivery program to ensure that merchandise is delivered to our stores before business hours. This delivery policy, together with our investments in in-store automation, have increased the efficiency of our store stocking and delivery and reduced the number of out-of-stock items.


Management Information Systems

     In June 1999, we announced a five-year, strategic outsourcing agreement with IBM to support core information technology systems for the corporate office and the stores. Under the agreement, IBM Global Services is responsible for all data center operations, which includes mainframe, midrange and client server systems; support for midrange systems in Ames' four distribution centers; and support for substantially all information systems equipment in all of the Ames stores. We expect that this agreement will cost less in service delivery than if we had not outsourced our information technology support.

     In 1998, we invested approximately $35.0 million in state-of-the-art technology for hardware, software and communications equipment to automate our store operations. This investment included new point-of-sale devices, office equipment to automate the office functions at each store as well as equipment to improve the receipt and stocking of merchandise at the stores. In 1999, we invested approximately $20.4 million in point-of-sale related technology and equipment for the 163 stores that we opened during the fiscal year. Our point-of-sale systems have significantly reduced the amount of time customers spend on the checkout line, streamlined layaway and credit transactions, facilitated our targeted promotional activities and increased employee productivity.

      We have developed and implemented a state-of-the-art target marketing tool that will enable us to evaluate and use customer information derived from our "55Gold(R) Savings" program to enhance our ability to selectively market to these customer groups. This marketing vehicle, which was fully implemented in January 2000, will enable us to perform direct mailings and identify customers with cross-shop marketing opportunities.

      Our new store office systems are being used to automate many previously manual, labor intensive processes including cash counting, time keeping, store opening and closing routines and other clerical tasks. In the receiving area, the new systems are being used to speed the receipt of merchandise and its movement to the sales floor. Additionally, these systems have significantly improved the process by which we send customer returns to a central return center in Eastern Pennsylvania.

      Through these store automation systems we can capture valuable financial, merchandising, logistics and shortage information and transmit this information to our corporate headquarters on a daily basis, enabling us to more effectively operate our business. These systems have been included in all of the former Hills and Caldor stores that we converted to Ames stores.


Competition

     We operate in an extremely competitive environment. Many of our stores are located in smaller communities and, in some cases, are the largest non-food retail store in their market area. We compete, however, with many smaller stores offering a similar range of products. Although Ames is the largest regional discount retailer in the United States, we are still considerably smaller in terms of our total number of stores, sales and earnings than the three leading national chains: Wal-Mart, Kmart and Target Stores. Each of these chains, as well as other regional operators such as Bradlees, currently operates stores within our regional market and competes with us for customers and potential store locations. We currently anticipate a further increase in competition from these national discount store chains.

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


Seasonality

      Our business is seasonal in nature, with a large portion of our net sales occurring in the second half of our fiscal year as a result of the back-to-school and Christmas shopping seasons. Net sales are highest in the last fiscal quarter (37% of our annual sales in Fiscal 1999). The demand for working capital is heaviest in May, and from August through November, when sufficient merchandise must be purchased for the spring, back-to-school and Christmas seasons, respectively.


Employees

      As of March 31, 2000, we employed approximately 35,300 people. Approximately 31,300 of our employees work in various capacities within our stores, approximately 3,000 are employed in our distribution centers and the balance is based at our corporate and regional offices. With the exception of approximately 2,250 employees at our distribution centers in Leesport, Pennsylvania; Mansfield and Westfield, Massachusetts; and Columbus, Ohio who are covered by collective bargaining agreements that expire at various times from December 2000 to March 2003, none of our employees is represented by a union.


Patents, Trademarks and Licenses

      The mark "Ames" is registered with the United States Patent and Trademark Office. We consider this mark and the associated name recognition to be valuable to our business. We have a number of other trademarks, trade names, and service marks including "Bargains by the Bagful,(R)" "Crafts & More,(R)" and "Pawsitively Pets.(R)" Although we consider these additional marks and licenses to be valuable in the aggregate, none of them individually is currently considered to have a material impact on our business.


Item 2.    Properties.

     As of March 31, 2000, the Company's store lease obligations for 460 stores covered a total of approximately 32.0 million square feet, which includes approximately 597,000 square feet in seven stores already opened as of that date. The average store size is approximately 69,400 square feet, of which approximately 80% is selling area.

      The construction of one store, located in Monroeville, Pennsylvania, was financed with an industrial development bond. Ames has an option to purchase this location at nominal cost at the expiration of the lease term in May 2003. Ames owns the building and leases the land occupied by the store in Mercerville, New Jersey. The land and buildings for five other store locations are owned by Ames. The remainder of Ames' stores is leased, with leases whose initial terms expire at various times between 2001 and 2023. The leases generally have one or more renewal options, each permitting an extension for at least five years. In addition, the leases typically provide for fixed annual rentals, payment of certain taxes, insurance and other charges, and additional rentals based on a percentage of sales in excess of certain fixed amounts. Most of the fixtures and equipment in the former Hills stores are leased. Except for vendor-owned greeting card equipment and leased shoe department equipment, Ames owns the fixtures and equipment in its other stores, some of which is subject to various financing arrangements.

      Ames' warehouse and distribution facilities in Leesport, Pennsylvania and Mansfield, Massachusetts are owned by the Company and occupy approximately 1.7 million square feet in the aggregate. The former Caldor distribution center in Westfield, Massachusetts is a leased property that comprises approximately 649,000 square feet. The former Hills warehouse and distribution facility in Columbus, Ohio, a leased property, is approximately 1.1 million square feet. The former Hills facility in Grove City, Ohio closed in Spring 1999.

      Ames leases approximately 386,000 square feet of space in Rochester, New York under a lease expiring on December 31, 2007, with two ten-year renewal options. These premises have been subleased to an unaffiliated tenant for the remainder of the lease term.

      Ames owns and occupies its 225,000 square foot corporate office in Rocky Hill, Connecticut. Ames has a lease for 11,000 square feet for its plan-o-gramming facility in Rocky Hill, which expires in November 2001, and a lease, which expires in April 2006 for a 33,000 square foot in-house photography studio and print shop in Rocky Hill. Three additional former Hills leased properties were closed in 1999: the buying and administrative office in Canton, Massachusetts, the Hills regional office in Aliquippa, Pennsylvania, and a buying office in New York, New York. The Aliquippa, Pennsylvania lease expired on its own terms without any additional cost to the Company. The other two leases were settled under terms that were favorable to Ames.


Item 3.    Legal Proceedings.

      On March 21, 1995, a class action complaint was filed against Ames in the Superior Court Department of the Trial Court, Suffolk County, and Massachusetts entitled David W. Abrams, Individually and On Behalf of All Other Persons Similarly Situated v. Ames Department Stores, Inc. The complaint alleged that Ames violated Massachusetts wage and hour law by failing to pay Abrams, and other similarly situated Assistant Managers in Massachusetts, time and one-half their regular rates of pay for hours worked in excess of 40 hours a week. The complaint sought injunctive relief, treble damages, costs and attorneys' fees. On April 21, 1995, the case was removed to the United States District Court for the District of Massachusetts. Ames denied the claims on the basis that Abrams and other similarly situated Assistant Managers were exempt employees not entitled to overtime pay. Ames further denied that the action was properly maintainable as a class action and that the plaintiff was a proper representative of the purported class.

      On March 14, 1996, Abrams amended his complaint to include Richard Serrano as name representative of all Replenishment Assistant Managers located throughout Massachusetts. On November 22, 1996, the Court remanded the claims of Serrano and the putative class of Replenishment Assistant Managers to State Court because Serrano failed to satisfy the amount in controversy requirement for federal jurisdiction. On January 3, 1997, the United States District Court for the District of Massachusetts certified a class of Hardlines and Softlines Assistant Managers employed by Ames in any Ames store in Massachusetts on or after March 21, 1993, but limited the class to those Assistant Managers whose claim satisfied the amount in controversy requirement for federal jurisdiction as of April 21, 1995, the date the case was removed to federal court. Abrams caused notice to be sent to the class apprising them of the pending action and their right to opt-out of the action if they did not wish to participate in the litigation. On January 21, 1999, the parties reached a settlement in this action, which was preliminarily approved by the United States District Court for the District of Massachusetts on January 22, 1999. Notice of the Abrams settlement was sent to all class members on January 26, 1999. On March 30, 1999, the Court issued a Final Order approving the Abrams Settlement. Under the terms of the settlement agreement, each class member received a calculated amount of cash and scrip usable in any Ames store in exchange for a release of all claims against the Company. The total cost to the Company was $440,255 in cash and $146,752 in scrip. Payments have been made according to the terms of the settlement agreement.

      On December 13, 1995, a class action complaint was filed and on January 23, 1996 an amended class action complaint was filed in the United States District Court for the District of Massachusetts entitled Colleen Austin, On Behalf of Herself and Others Similarly Situated v. Ames Department Stores, Inc. et al. The factual allegations in the Austin complaint were essentially the same as those in the Abrams complaint referenced above. However, the Austin complaint also included claims against Ames and certain of its officers and directors under the Fair Labor Standards Act, ERISA and the wage and hours laws of each state where Ames does business and purported to state claims on behalf of Assistant Managers in each of those states. Ames asserted, among other things, that the case was not properly maintainable as a class action suit and that the plaintiff was not a proper class representative. Ames also denied liability on the basis that Austin and other similarly situated Assistant Managers were exempt employees and moved to dismiss the claims under ERISA and the laws of all states except Massachusetts. On November 21, 1997, the Court granted Ames' motion to dismiss the ERISA claims and denied the remainder of the motion. On July 15, 1998, the Court approved a class action settlement that had been reached by the parties. Notice of the Austin settlement was sent to all potential class members on August 19, 1998. The Austin settlement provided that in exchange for a release of all claims against Ames each class member who elected to opt-in to the Austin settlement would receive a benefit, either cash or discounts on future purchases at an Ames store, based on the number of days worked for Ames during the class period. Individuals who wished to opt-in to the Austin settlement were required to sign and return a consent and release form on or before October 3, 1998. The total cost to the Company was $1,225,887 in cash and $171,560 in discounts usable on purchases made at Company stores. Payments have been made according to the terms of the settlement agreement.

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

     On March 18, 1997, the complaint was further amended to add Kristen Gould as a named plaintiff to represent the putative class of Hardlines and Softlines Assistant Managers employed by Ames in any Ames stores in Massachusetts whose claim failed to satisfy the amount in controversy requirement for federal jurisdiction in the Abrams case. Gould's substantive claims mirror those alleged in the Abrams case for Massachusetts Hardlines and Softlines Assistant Managers. Also, on March 18, 1997, the Court dismissed Serrano's action on behalf of himself and other similarly situated Replenishment Assistant Managers pursuant to the settlement reached between Ames and David Root described above. This case has gone forward solely on behalf of the Hardlines and Softlines Assistant Managers under the caption Kristen Gould v. Ames Department Stores, Inc., in the Superior Court Department of the Trial Court, Suffolk County, Commonwealth of Massachusetts. Ames responded to the Gould complaint and asserted the same defenses as it did with regard to the Abrams complaint. Gould moved for class certification and on February 5, 1998, the Superior Court certified a class of Hardlines and Softlines Assistant Managers employed in any Ames store in Massachusetts on or after March 21, 1993 whose claim did not satisfy the amount in controversy requirement for federal jurisdiction as of April 21, 1995. On June 12, 1998, the Superior Court stayed the proceedings in the Gould complaint until the conclusion of the Abrams complaint in the United States District Court for the District of Massachusetts. On April 7, 1999, the Company and Gould reached a settlement of the Third Complaint, which adopted the terms of the Abrams Settlement. On May 25, 1999, the Court preliminarily approved the class action settlement, which had been reached by the parties (the "Gould Settlement"), and Notice was sent to class members on June 4, 1999. On September 17, 1999, the Court entered final approval of the Gould Settlement. The total cost to the Company was $261,987 in cash and $87,329 in scrip. Payments have been made according to the terms of the settlement agreement.

      On December 15, 1998, a class action complaint was filed in the United States District Court for the District of Connecticut entitled Edmond Smoot, III and Yousef S.A. Syed, Individually and On Behalf of All Others Similarly Situated v. Ames Department Stores, Inc. The factual allegations in the Smoot complaint are essentially the same as those in the Austin complaint referenced above and are alleged on behalf of those Assistant Managers who did not opt-in to the settlement of the Austin complaint, those who opted in and continued to work for Ames and anyone who worked for Ames as an Assistant Manager after the date of the Austin settlement notice, but who is not otherwise covered by the previous categories. However, the Smoot complaint does not include claims against Ames and certain of its officers and directors under ERISA. Ames believes, among other things, that the case is not properly maintainable as a class action suit. Ames has filed an answer in the case in which it has also denied liability on the basis that Smoot and Syed and other similarly situated Assistant Managers were exempt employees and, thus, not entitled to overtime pay. On March 1, 1999, the plaintiffs moved for class certification of the state law claims. On May 14, 1999, the plaintiff's moved for Leave to Send Notice and Consent to Join pursuant to the Fair Labor Standards Act. Both motions were allowed on December 13, 1999. As of this date, Notice of the action has not been sent out to class members. The Company intends to defend this matter vigorously.

Other Matters

      Ames is party to various claims and legal proceedings covering a wide range of matters that arise in the ordinary course of its business. Ames believes that its probable liability as to these matters will not have a material adverse effect on its consolidated financial position or results of operations.


Item 4.    Submission of Matters to a Vote of Security Holders.

      There were no matters submitted during the fourth quarter of Fiscal 1999 to a vote of security holders, through the solicitation of proxies or otherwise.


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

                              Fiscal 1999                    Fiscal 1998
                        ---------------------------   -------------------------

                           Low          High               Low         High

      1st Quarter       $ 25 3/8     $ 38 3/4           $ 14         $25 1/2
      2nd Quarter         34 13/16     48 7/8             21 1/8      29 5/8
      3rd Quarter         27 5/8       42                 10 1/2      25 3/8
      4th Quarter         20 3/4       34 11/12           18 1/8      32 1/2


      On March 31, 2000, there were approximately 6,200 holders of record of the common stock. On that date, the reported sale price of our common stock was $24.56.

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

      On September 24, 1999, we adopted Amendment No. 1 to the Rights Agreement dated as November 30, 1994 as described in Note 6 to the Consolidated Financial Statements.


Item 6.    Selected Financial Data.

      The following selected financial data of Ames should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," as well as the Consolidated Financial Statements and related Notes appearing elsewhere in this annual report on Form 10-K.



                                    Fiscal Year       Fiscal Year        Fiscal Year           Fiscal Year      Fiscal Year
                                      Ended             Ended              Ended                 Ended            Ended
                                  Jan. 29,  2000    Jan. 30, 1999(b)   Jan. 31, 1998(c)      Jan. 25, 1997    Jan. 27, 1996
                                 ----------------  -----------------  -----------------     ---------------  ---------------
                                                          (In millions, except per share data)
Net sales......................     $3,836.9(a)         $2,498.6(j)       $2,225.5(j)          $2,155.3(j)       $2,088.5(j)
Net income (loss)..............         17.1(i)             33.8(g)           34.5(d)              17.3(e)          (1.6)(f)
Diluted net income (loss) per
common share (h)...............         0.62(i)             1.40              1.46(d)              0.79(e)         (0.08)(f)
Total assets...................      1,975.3             1,483.4             610.0                536.8            502.6
Long-term debt and capital
leases.........................        602.2               287.7              35.7                 38.2             52.5


(a) Net sales reflects change in accounting for layaway sales pursuant to SAB
101.
(b) Includes Hills Stores Company financial results for January 1999.
(c) Fiscal year ended January 31, 1998 consisted of 53 weeks; all other years presented consisted of 52 weeks.
(d) Includes charges of $1.6 million for the costs associated with the closing of two (2) stores.
(e) Includes charges of $9.7 million for the costs associated with the closing of thirteen (13) stores and an extraordinary loss, net of tax, of $1.4 million for the early extinguishment of debt.
(f) Includes charges of $20.9 million for the costs associated with the closing of seventeen (17) stores and property gains of $9.1 million.
(g) Includes $8.2 million for the costs associated with the closing of seven stores.
(h) Net income (loss) per common share has been restated to conform to the requirements of Statement of Financial Accounting Standards No. 128 "Earnings per Share" ("SFAS No. 128"). See Note 1 to the Consolidated Financial
Statements included in this Form 10-K for a further description of the provisions of SFAS No. 128.
(i) Includes cumulative effect adjustment for change in accounting for layaway sales of $1.1 million, net of $0.6 million tax benefit, and the recognition of approximately $38 million in tax benefits (see Note 8).
(j) Includes adjustment to sales to reflect the effect of recording promotional coupons issued by Ames as markdowns, which conforms to the current treatment for coupon accounting.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview

     Ames changed its fiscal year from the last Saturday in January to the Saturday nearest January 31, effective with the fiscal year ended January 30, 1999, which we refer to as "Fiscal 1998." We made this change so that our fiscal year would coincide with the fiscal year of most other publicly-held retailers. Our fiscal year ended January 29, 2000, which we refer to as "Fiscal 1999," and Fiscal 1998 consisted of 52 weeks. Our fiscal year ended January 31, 1998, which we refer to as "Fiscal 1997," consisted of 53 weeks.

      You should read the discussion that follows in conjunction with the consolidated financial statements and related notes appearing elsewhere in this annual report on Form 10-K.


Results of Operations

Fiscal 1999 Compared to Fiscal 1998

     During Fiscal 1999, the inventory in the 155 former Hills stores was liquidated, and 151stores were remodeled and opened as Ames stores. This process was completed in September 1999. During the liquidation period, professional liquidators operated the former Hills stores under an agency agreement with Ames. Under the agreement, Ames received a minimum guaranteed amount of 40% of the initial ticketed retail price of the inventory sold and had the potential to receive a greater return if the sale proceeds exceeded a specified percentage of retail value. For financial reporting purposes in the charts that follow, Hills net sales represent the actual sale proceeds from the merchandise liquidation sales, its cost of merchandise sold represents the cost of merchandise sold as adjusted for the guaranteed return amount, and its selling general and administrative expenses include the portion of those proceeds that were to be paid to the liquidators.

      Upon completion of the liquidation and remodeling the Hills stores were reopened and participated in grand opening promotions. Consequently we incurred higher than normal pre-opening and promotion expenses in Fiscal 1999.

      Because of the liquidation activity, the remodeling activity and the large volume of grand openings with their associated expenses, the consolidated operating results are not representative of those of a retailer operating in the ordinary course of business and are not directly comparable to previously published Ames results exclusive of Hills.


                                 Fiscal
                                  1998                                          Fiscal 1999
                                  ----           --------------------------------------------------------------------------

                                                                                                 Layaway
                                  Ames              Ames           Hills           Other          Adj.            Total
                                  ----              ----           -----           -----          ----            -----
                                                                  (In millions, except per share amounts)

Total net sales                     $2,386.5        $3,465.6         $375.6            $--          $(4.4)        $3,836.8
Leased department and
other income..............              29.2            39.1            2.6             --              --            41.7
                             ----------------    ------------    -----------     ----------    ------------    ------------
Total revenue                        2,415.7         3,504.7          378.2             --           (4.4)         3,878.5
Costs and expenses:
Cost of merchandise
sold......................           1,711.3         2,467.8          251.2             --           (3.6)         2,715.4
Selling, general and
administrative expense....             606.9           838.7          153.0           76.5              --         1,068.2
Depreciation and
amortization
expense, net..............              11.3            49.1           11.1            5.3              --            65.5
Interest and debt expense,
net.......................              11.4            54.1            4.1            2.6              --            60.8
                             ----------------    ------------    -----------     ----------    ------------    ------------

Income (loss) before
income taxes..............              74.8            95.0          (41.2)         (84.4)           (0.8)          (31.4)
Income tax (provision)
benefit...................             (26.7)          (34.2)          14.8           68.7             0.3            49.6
                             ----------------    ------------    -----------     ----------    ------------    ------------

Income (loss) before
cumulative effect adj.                  48.1            60.8          (26.4)         (15.7)           (0.5)           18.2
Cumulative effect
adjustment, net of tax                    --              --             --             --            (1.1)           (1.1)
                             ----------------    ------------    -----------     ----------    ------------    ------------
Net income (loss)                      $48.1           $60.8         $(26.4)        $(15.7)          $(1.6)          $17.1
                             ================    ============    ===========     ==========    ============    ============


     The "Ames" column for Fiscal 1998 (above) represents the results of the Ames store base excluding (a) the results of operations for the Hills stores acquired as of December 31, 1998 and (b) other costs and charges related to the Hills acquisition. Including the effect of the Hills stores and other costs related to the acquisition, we recorded consolidated net income of $33.8 million for the fifty-two weeks ended January 30, 1999.

      The "Ames" column for Fiscal 1999 (above) represents (a) the results of the Ames store base, (b) the results of the former Hills stores after their conversion to Ames stores and (c) certain expenses associated with the acquisition of Hills, including the interest expense on the acquired Hills senior notes and a prorata share of the amortization of the goodwill recorded in connection with the acquisition.

     The "Hills" column for Fiscal 1999 (above) represents (a) the results of operations for the Hills stores during the period that these stores were operated pursuant to an agency agreement, including depreciation and interest expense directly associated with such stores and (b) Hills corporate overhead expenses, principally the Canton, Massachusetts's corporate facility (see Note 2 to the accompanying consolidated financial statements for further discussion of the agency agreement accounting).

      The "Other" column for Fiscal 1999 (above) represents expenses incurred during the period of remodeling the Hills stores (i.e., pre-opening expenses incurred during the conversion or "dark" period) as well as certain other expenses and tax benefits.

      The above "Layaway Adj." column represents the impact of the change in the method of accounting for layaway sales. We adopted the change in accounting for layaway sales in the fourth quarter of Fiscal 1999 in consideration of the Staff Accounting Bulletin No. 101 "Revenue Recognition" issued by the staff of the Securities and Exchange Commission in December 1999.

      The liquidation and remodeling activity in the former Hills stores distorts any direct comparison of the principal components of Ames consolidated results for Fiscal 1999 and Fiscal 1998 and prior years. Accordingly, in the discussion that follows, Ames net sales, gross margin, selling, general and administrative expenses, and its leased department and other income for Fiscal 1999 and Fiscal 1998 will be compared excluding the pre-conversion Hills results and other charges. The comparison of depreciation and amortization expense as well as interest and debt expense will be on a consolidated basis.

      Net sales increased to $3.5 billion in Fiscal 1999 from $2.4 billion in Fiscal 1998 due primarily to the sales contribution of the former Hills stores after conversion to the Ames format and 6.2% growth in same store sales. We experienced strong increases in our Ladies Sportswear, Toys and Home Entertainment departments.

      Gross margin increased $322.6 million in Fiscal 1999 compared to Fiscal 1998. The increase is primarily attributable to the inclusion of the former Hills stores and an increase in the gross margin rate from 28.3% to 28.8% in Fiscal 1999. The gross margin rate in Fiscal 1999 benefited from lower markdowns.

      Selling, general and administrative expenses increased $231.8 million in Fiscal 1999 compared to Fiscal 1998, primarily as a result of the addition of the former Hills stores. Selling general and administrative expenses decreased as a percentage of net sales from 25.4% in Fiscal 1998 to 24.2% in Fiscal 1999. The decrease resulted from the 6.2% comparable store sales gain and improved efficiencies of scale due to the Hills acquisition.

      Leased department and other income increased $9.9 million in Fiscal 1999 from Fiscal 1998. A substantial portion of the increase resulted from additional leased sales originating in the former Hills stores, as well as an increase in layaway fees, also originating in the former Hills stores.

      Depreciation and amortization expense increased by $51.0 million in Fiscal 1999 compared to Fiscal 1998. The increase results from the additional depreciation and amortization of the former Hills fixed assets and beneficial lease rights and the amortization of goodwill. The beneficial lease rights and goodwill related to the Hills acquisition are being amortized on a straight-line basis over the term of the underlying lease (25 years on average) for the lease rights and 25 years for goodwill. The amortization of the excess of our revalued net assets over equity under fresh start reporting remained the same in Fiscal 1999 as in Fiscal 1998. We are amortizing this amount over a ten-year period, which will conclude in January 2003.

      Net interest expense increased $45.6 million in Fiscal 1999 compared to Fiscal 1998. The increase was primarily attributable to interest expense incurred for our 10% senior notes, the Hills capital lease and financing obligations and a higher level of borrowings under our bank credit agreement. During the year, we completed the issuance of our 10% senior notes to support the conversion of the former Hills stores. See the liquidity and capital resources section of this document for further discussion of these events.

      We recorded a consolidated income tax benefit of $49.6 million in Fiscal 1999 compared to an $18.8 million provision in Fiscal 1998. The Fiscal 1999 benefit primarily represents the reduction of a valuation allowance of $38.1 million previously recorded against certain deferred tax assets, which reflects our expectation of using the net operating loss carry-forwards and other deferred tax assets in the foreseeable future. See Note 8 to the consolidated financial statements for additional information.

      Subsequent to the date of these financial statements, we announced the purchase of the leases to seven Goldblatt's stores in the Chicago area, marking our entry to this market.


Fiscal 1998 Compared to Fiscal 1997

       On December 31, 1998, we acquired approximately 81.3% of the outstanding voting stock of Hills Stores Company. Accordingly, the operations of Hills and its subsidiaries during the month of January 1999 are included in our consolidated results of operations for Fiscal 1998. Immediately following our acquisition of Hills, we began implementing a series of initiatives to prepare for the conversion of 151 of the Hills stores into Ames stores and the permanent closure of the four remaining Hills stores. These initiatives included the termination of most of Hills' corporate and administrative operations and personnel, the announced closure of seven Ames stores that we considered to be directly competitive with acquired Hills stores or under-performing and the engagement of two experienced liquidation firms, Gordon Brothers Retail Partners LLC and The Nassi Group LLC, to operate the Hills stores until their closure and to liquidate Hills' merchandise inventories.

      Under our agreement with Gordon Brothers LLC and The Nassi Group LLC, we were entitled to retain from the proceeds of the liquidation sales, as a minimum guaranteed amount, 40% of the initial ticketed retail price of the inventory sold, irrespective of the actual price at which it is sold. The remaining sale proceeds, net of the expenses of operating the stores, were payable to the liquidators as compensation for their services, subject to additional allocations to Ames to the extent that proceeds exceeded specified targets. For financial reporting purposes, Hills' net sales during the month of January represent the actual sale proceeds from merchandise liquidation sales, its cost of merchandise sold represents the guaranteed minimum amount that Ames is entitled to retain, and its selling, general and administrative expenses include the portion of those proceeds that were paid to the liquidators.

      Because of the unique nature of our contractual arrangements with Gordon Brothers LLC and The Nassi Group LLC, as well as the fact that the Hills stores were in the process of liquidation, Hills' results for the month of January 1999 are not representative of those of a retailer operating in the ordinary course of business and are not directly comparable to Ames' results exclusive of Hills. The acquisition of Hills also resulted in various costs and charges during the month of January 1999 that impacted Ames' consolidated results. These other costs and charges consisted principally of costs associated with terminating contracts that became obsolete with the acquisition of Hills, the write-off of deferred financing costs related to a prior credit facility, interest expense for borrowings incurred to finance the acquisition and a one-time charge for the announced closing of the seven Ames stores. The following table illustrates the separate contribution of Ames' full year of operations and Hills' one month of operations to various components of the consolidated results of operations for Fiscal 1998, as well as the impact on the consolidated results of the other costs and charges described above:




                                                          Fiscal                          Fiscal 1998
                                                           1997           ----------------------------------------------
                                                          ------          Ames         Hills        Other        Total
                                                                          ----         -----        -----        -----
                                                                                         (In millions)
Total net sales                                           $2,225.5       $2,386.5       $112.1      $    -      $2,498.6
Leased department and other income                            25.0           29.2          1.0           -          30.2
                                                        -----------     ----------    ---------    --------     ---------
Total revenue                                              2,250.5        2,415.7        113.1           -       2,528.8
Costs and expenses:
Cost of merchandise sold                                   1,596.0        1,711.3         66.3           -       1,777.6
Selling, general, and administrative expense                 581.7          606.9         52.0         1.7         660.6
Depreciation and amortization expense, net                     6.6           11.3          3.2           -          14.5
Interest and debt expense, net                                11.6           11.4          2.0         1.9          15.3
Store closing charge                                           1.0              -            -         8.2           8.2
                                                        -----------     ----------    ---------    --------     ---------
Income (loss) before income taxes                             53.6           74.8        (10.4)      (11.8)         52.6
Income tax (provision) benefit                               (19.1)         (26.7)         3.7         4.2         (18.8)
                                                        -----------     ----------    ---------    --------     ---------
Net income (loss)                                            $34.5          $48.1        $(6.7)      $(7.6)        $33.8
                                                        ===========     ==========    =========    ========     =========

      The circumstances under which Hills' operations have been conducted since December 31, 1998 and the accounting treatment accorded those operations as a consequence of the agreement with Gordon Brothers and The Nassi Group distort any direct comparison of the principal components of Ames' consolidated results for Fiscal 1998 and Fiscal 1997. Accordingly, in the discussion that follows, Ames' net sales, gross margin, selling, general and administrative expenses, and its leased department and other income for Fiscal 1998 are presented and compared exclusive of the Hills results. The impact of the Hills acquisition is included in the comparison of depreciation and amortization expense and interest and debt expense.

      Ames' net sales increased 7.3%, to $2.40 billion in Fiscal 1998 from $2.23 billion in Fiscal 1997, due primarily to 7.2% growth in same-store sales. Ames experienced particularly strong sales improvements in sales of domestics, toys, ready to assemble furniture, and women's sportswear. In comparing results for the two fiscal years, you should bear in mind that net sales in Fiscal 1997 were favorably affected by the inclusion of a full or nearly full year of operations of two stores that were closed in the beginning of Fiscal 1998 and by the fact that Fiscal 1997 included one additional week of operations.

      Ames' gross margin increased $45.7 million in Fiscal 1998 compared to Fiscal 1997, but remained unchanged as a percentage of net sales at 28.2%. The gross margin rate in Fiscal 1998 benefited from a higher average markup on sales, which was partially offset by higher markdowns.

      Ames' selling, general and administrative expenses increased $25.3 million in Fiscal 1998, but decreased as a percentage of net sales from 26.0% in Fiscal 1997 to 25.3% in Fiscal 1998. The percentage decrease was primarily attributable to a reduction in store related expenses and advertising expense, partially offset by an increase in health and medical costs.

      Ames' leased department and other income increased $4.1 million, or 16.3%, in Fiscal 1998 compared to Fiscal 1997. The increase was due primarily to the leased shoe department, layaway and vending income, as well as the receipt of funds previously held in trust.

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

      The Hills acquisition resulted in a 31.5%, or $3.7 million, increase in consolidated interest expense, net of interest income, in Fiscal 1998. Debt and capital lease obligations of Hills accounted for $1.9 million of the increase. Another $1.4 million of the increase was attributable to the non-cash write-off of deferred financing costs under Ames' prior credit facility. The balance was attributable to borrowings under our bank credit agreement to finance costs of the acquisition.

      In the fourth quarter of Fiscal 1998, we recorded charges of $8.2 million in connection with the announced closing of seven Ames stores that were scheduled to close in Fiscal 1999. Principal components of these charges were lease costs and the write-down of fixed assets. We also planned for the closing of four of the acquired Hills stores and, pursuant to the purchase method of accounting, provided for these closings in the valuation of the acquired Hills assets. In the fourth quarter of Fiscal 1997, we recorded charges of $1.6 million in connection with the closing of two stores, of which $1.0 million was classified as a store closing charge and $0.6 million was recorded as part of the cost of merchandise sold.

      We recorded an income tax provision of $18.8 million in Fiscal 1998, of which approximately $0.5 million was paid in cash. In Fiscal 1997, we recorded an income tax provision of $19.1 million, of which approximately $0.3 million was paid in cash. See Note 8 of the Notes to Consolidated Financial Statements.


Liquidity and Capital Resources

      Ames' principal sources of liquidity are its bank credit agreement, cash from operations and cash on hand. Our current bank credit agreement provides for a revolving credit facility of up to $650 million expiring June 30, 2002. Borrowings under the agreement are secured by substantially all of our assets and we are required to meet certain financial covenants if our availability under the credit agreement falls below specified levels. Our peak borrowing level in Fiscal 1999 under the agreement was $414.9 million.

      On April 27, 1999, we completed the sale of $200 million of Ames 10% senior notes. The net proceeds from the sale of the Ames senior notes, approximately $193.4 million, were used to reduce outstanding borrowings under our bank credit facility. The Ames senior notes pay interest semi-annually in April and October and mature in April 2006.

      On May 24, 1999, we completed the public offering of 5.1 million shares of Common Stock at a price of $38.75 per share. The proceeds of approximately
$187.3 million, net of underwriting discounts, were used to reduce our borrowings under the bank credit facility and for general corporate purposes.

      Our cash position decreased $5.1 million during Fiscal 1999. The decrease was due primarily to $209.6 million of capital expenditures, inventory investments of $181.5 million and $25.8 million in debt and capital lease payments, partially offset by $129.6 million of borrowings under our bank credit agreement, $193.4 million from the issuance of the Ames senior notes and the net amount of $187.3 million from the issuance of Common Stock. Our cash position decreased by $22.1 million during Fiscal 1998. This decrease was due primarily to $103.9 million paid out in the acquisition of Hills (net of cash acquired), $51.6 million of capital expenditures and $16.3 million in debt and capital lease payments partially offset by $111.6 million in cash from operations and $44.9 million of borrowings under our bank credit facility.

       Merchandise inventories increased $210.1 million in Fiscal 1999 due to the addition of twelve new stores, in addition to fully stocking the former Hills stores and recording the inventory in the converted Hills stores at cost in Fiscal 1999 as compared to liquidation value in Fiscal 1998. In Fiscal 1998, the Hills inventories were valued at approximately 40% of the ticketed retail price of the merchandise, representing the minimum amount we were entitled to retain out of the proceeds from the liquidation of the merchandise. Merchandise inventories increased by $197.7 million in Fiscal 1998 due to planned increases and the inclusion of $169.1 million of Hills merchandise inventories.

      Net fixed assets increased by $130.1 million during Fiscal 1999 due to $209.6 million in capital expenditures, primarily relating to remodeling the former Hills stores ($189.1 million), and opening twelve other stores. These additions were partially offset by the additional writedown of $29.8 million in fixed assets acquired from Hills and depreciation expense of $61.1 million recorded during Fiscal 1999. Net fixed assets increased by $288.3 million during Fiscal 1998 due to the inclusion of $230.9 million in net fixed assets of Hills and $77.5 million of capital expenditures, including $25.9 million in new point of sale equipment under capital leases. The Hills net fixed assets were adjusted to their estimated fair value as of the acquisition date.

      Beneficial lease rights represent the excess of the fair market value of the acquired Hills leases over contract value of those leases. We are amortizing this amount over the terms of the related leases using the straight-line method.

     Goodwill decreased $169.4 million as a result of the final determination of the fair market value of the assets and liabilities acquired with the Hills stores and a full year of amortization expense, which approximated $8.3 million. The primary changes were the reduction of $114.1 million deferred tax asset valuation allowance (see Note 8 to the Consolidated Financial Statements), a reduction in accrued liabilities and reserves of $48.3 million as these liabilities were no longer deemed to be required and the increase of $28.3 million to inventory values. When the Hills inventory was liquidated, proceeds generated were greater than anticipated. These changes were partially offset by an additional $29.8 million write-down of fixed assets (primarily fixtures) acquired from Hills to recognize their deemed fair value. Goodwill is being amortized over 25 years using the straight-line method.

      Accounts payable increased $20.8 million due to an increase in merchandise receipts in January 2000 over January 1999. Accounts payable increased $173.6 million during Fiscal 1998 due to improved payment terms, and the inclusion of Hills accounts payable of $127.8 million as of January 30, 1999.

      Long-term debt as of January 29, 2000 consisted of borrowings under our bank credit agreement of $174.5 million, $47.2 million of Hills senior notes and $200 million of Ames senior notes. Subsequent to fiscal year end we announced that we had amended our $650 million credit facility. The amended agreement provides Ames with a reduction in the interest rate charged and enhanced flexibility as to the usage of the funds available under the credit facility.

      Capital lease and financing obligations decreased by $7.2 million during Fiscal 1999 as payments on capital lease obligations exceeded new capital leases.

      We have not paid any cash dividends during the past four fiscal years. The payment of cash dividends is restricted under the terms of our bank credit agreement.


Capital Expenditures

      Capital expenditures for Fiscal 1999 were $209.6 million and included, among other items, the opening of twelve new stores, the remodeling of the former Hills stores and the upgrading of selected management information systems, including the completion of our chain-wide installation of new point-of-sale information equipment and related software in our stores. Capital expenditures for Fiscal 1998 were $77.5 million and included the opening of six new stores, the remodeling of twenty-two stores, and the upgrading of certain management information systems.

     Capital expenditures are expected to be approximately $140.0 million for Fiscal 2000. These capital expenditures will be comprised of remodeling and conversion of the former Goldblatt's stores, 25 new stores, and maintenance of our existing stores. We expect to finance these expenditures through cash flow from operations and borrowings under our bank credit agreement. Land, buildings and improvements are financed principally through long-term leases.


Seasonality

      Our business is seasonal in nature, with a large portion of our net sales occurring in the second half of our fiscal year as a result of the back-to-school and Christmas shopping seasons. Net sales are highest in the last fiscal quarter (37% of our annual net sales in Fiscal 1999). The demand for working capital is heaviest in May, and from August through November, when sufficient merchandise must be purchased for the spring, back-to-school and Christmas seasons, respectively.


Legal

      We are party to various claims and legal proceedings on a wide range of matters that arise in the ordinary course of business. Ames intends to defend these issues vigorously and believes that the final outcome of the various proceedings will not have a material adverse impact on its consolidated financial position or results of operations (see Item 3 Legal Proceedings).


Impact of Year 2000

      Ames completed its remediation and testing of systems for Year 2000 vulnerabilities in late 1999. No disruptions in mission critical information technology and non-information technology systems were experienced during the 1999/2000 changeover and we believe those systems successfully responded to the Year 2000 date change. Ames expensed approximately $2.9 million during 1999 in connection with its Year 2000 remediation efforts. Our total cost for our Year 2000 effort was approximately $6.7 million. We are not aware of any material problems resulting from Year 2000 issues, either with our products and internal systems, or with the products and services of third parties. We will continue to monitor mission critical computer applications and those of our suppliers and vendors throughout the Year 2000 to ensure that any latent Year 2000 matters that may arise are addressed promptly.


Accounting Policy Matters

     In June 1998 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, " Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair market value. The statement also requires that changes in derivatives fair market value be recognized currently in earnings unless specific hedge accounting criteria are met. SFAS No. 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000, with early adoption at the beginning of any fiscal quarter being permitted. We are currently analyzing the impact of this new pronouncement on our financial position and result of operations.

     In December 1999 the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 101 "Revenue Recognition." Under SAB No. 101, we are required to change the method in which we account for layaway sales. Prior to the adoption of SAB No. 101, we recorded layaway sales when customers placed merchandise on layaway. The pronouncement mandates that layaway sales be recorded when the customer takes possession of the merchandise. We adopted SAB No. 101 during the fourth quarter of Fiscal 1999, effective as of the beginning of Fiscal 1999. The impact of adopting this pronouncement resulted in a cumulative effect adjustment to current earnings for approximately $1.1 million, net of $0.6 million tax benefit.

     We adopted Statement of Position ("SOP") 98-1 "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" effective the beginning of Fiscal 1999. SOP 98-1 was effective for fiscal years beginning after December 15, 1998. This SOP requires companies to capitalize certain costs incurred in connection with an internal-use software project. Prior to Fiscal 1999, we expensed the costs of developing or obtaining internal use software as incurred. The amount of internal use software costs capitalized in Fiscal 1999 was approximately $1.6 million.


Forward-Looking Statements

         The statements contained or incorporated by reference in this Management's Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this Annual Report that are not historical facts are "forward-looking statements," as that term is defined in the Private Securities Litigation Reform Act of 1995. Those statements include all discussions of strategy as well as statements that contain such forward-looking expressions as "believes," "estimates," "intends," "may," "will," "should," or "anticipates" or the negative thereof. In addition, from time to time, our representatives or we have made or may make forward-looking statements orally or in writing. Furthermore, forward-looking statements may be included in our filings with the Securities and Exchange Commission as well as in the press releases or oral presentations made by or with the approval of one of our authorized executive officers.

         We caution you to bear in mind that forward-looking statements, by their very nature, involve assumptions and expectations and are subject to risks and uncertainties. Although we believe that the assumptions and expectations reflected in the forward-looking statements contained herein are reasonable, no assurance can be given that those assumptions or expectations will prove to have been correct. Important factors that could cause actual results to differ materially from our expectations include, but are not limited to, the following:

     o Deteriorating economic conditions in the United States, particularly in the regions in which our stores are located;
     o Decreased consumer spending, particularly among those consumers who compromise our primary customer base;
     o Increased competition from other discount retailers, including the major national chains, as well as from merchandise offerings on the Internet;
     o Severe adverse weather conditions during the winter months, particularly during the peak Christmas holiday shopping season.

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

         We do not speculate on the future direction of interest rates. As of the end of fiscal years 1999 and 1998 our exposure to changing market rates was as follows:

                                             January 29,          January 30,
                                                2000                 1999
                                             -----------         ------------
Variable rate long term debt ($US)         $174.5 million       $44.9 million

Average interest rate                           8.31%               8.38%


Item 8.     Financial Statements and Supplementary Data.

        See Index to Consolidated Financial Statements.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

        None.


                                    PART III

Item 10.   Directors and Executives of the Registrant.

      Information as to the officers and directors of the Company required by Items 401 and 405 of Regulation S-K is incorporated herein by reference from the information set forth under the caption "DIRECTORS AND EXECUTIVE OFFICERS" of the Company's definitive proxy statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, (the "Exchange Act") within 120 days after the close of its fiscal year.


Item 11.   Executive Compensation.

        The information required by Item 402 of Regulation S-K is incorporated herein by reference from the information set forth under the sections titled "Executive Compensation," "Board Meetings and Committees," "Compensation of Directors," "Employment Contracts, Termination, Severance and Change-of-Control Arrangements," "Additional Information with respect to Board of Directors Interlocks and Insider Participation in Compensation Decisions," "The Compensation Committee's Report on Executive Compensation," and "Stock Performance Graph" of the Company's definitive proxy statement to be filed pursuant to Regulation 14A under the Exchange Act within 120 days after the close of its fiscal year.


Item 12.   Security Ownership of Certain Beneficial Owners and Management.

Security Ownership of Certain Beneficial Owners

      The information required by Item 403 of Regulation S-K is incorporated herein by reference from the information set forth under the sections titled "Security Ownership of Management" and "Security Ownership of Certain Beneficial Owners" of the Company's definitive proxy statement to be filed pursuant to Regulation 14A under the Exchange Act within 120 days after the close of its fiscal year.


Item 13.   Certain Relationships and Related Transactions.

      The information required by Item 404 of Regulation S-K is incorporated herein by reference from the information set forth under the section titled "Transactions with Management and Others" of the Company's definitive proxy statement to be filed pursuant to Regulation 14A under the Exchange Act within 120 days after the close of its fiscal year.


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

      (b) There were no reports on Form 8-K filed during the last quarter of the period covered by this report.

                                   SIGNATURES


      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                          AMES DEPARTMENT STORES, INC.
                                  (Registrant)



Dated:     April 10, 2000       /s/ Joseph R. Ettore
                                ---------------------
                                Joseph R. Ettore,
                                Chairman, Chief Executive Officer, and Director



Dated:     April 10, 2000       /s/ Rolando de Aguiar
                                ----------------------
                                Rolando de Aguiar,
                                Senior Executive Vice President, Chief Financial
                                and Administrative Officer



Dated:     April 10, 2000       /s/ Mark von Mayrhauser
                                ------------------------
                                Mark von Mayrhauser,
                                Vice President, Controller


      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



Dated:     April 10, 2000       /s/ Francis X. Basile
                                -----------------------
                                Francis X. Basile, Director


Dated:     April 10, 2000       /s/ Paul M. Buxbaum
                                --------------------
                                Paul M. Buxbaum, Director


Dated:     April 10, 2000       /s/ Alan Cohen
                                -------------------
                                Alan Cohen, Director


Dated:     April 10, 2000       /s/ Richard M. Felner
                                ----------------------
                                Richard M. Felner, Director


Dated:     April 10, 2000       /s/ Sidney S. Pearlman
                                -----------------------
                                Sidney S. Pearlman, Director

                          AMES DEPARTMENT STORES, INC.
                                AND SUBSIDIARIES







                       FINANCIAL STATEMENTS AND FINANCIAL
                               STATEMENT SCHEDULE
                                   (FORM 10-K)


                                    EXHIBITS

                  For the Fiscal Years Ended January 29, 2000,
                      January 30, 1999 and January 31, 1998


                 (With Report of Independent Public Accountants)

                  AMES DEPARTMENT STORES, INC. AND SUBSIDIARIES

            Index to Consolidated Financial Statements and Financial
                  Statement Schedule for the Fiscal Years Ended
             January 29, 2000, January 30, 1999 and January 31, 1998





Consolidated Financial Statements:


      Report of Independent Public Accountants.

      Consolidated  Statements of Operations  for the fiscal years ended January
           29, 2000, January 30, 1999 and January 31, 1998.

      Consolidated Balance Sheets as of January 29, 2000 and January 30, 1999.

      Consolidated Statements of Changes in Stockholders' Equity for the fiscal years ended January 29, 2000, January 30, 1999 and January 31, 1998.

      Consolidated  Statements  of Cash Flows for the fiscal years ended January
           29, 2000, January 30, 1999 and January 31, 1998.

      Notes to Consolidated Financial Statements.



Schedule:
     II. Valuation and Qualifying Accounts for the fiscal years ended January 29, 2000, January 30, 1999 and January 31, 1998.


Schedules Omitted:
      All other schedules are omitted as they are not applicable or the information is shown in the consolidated financial statements or notes thereto.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders and Board of Directors of

AMES DEPARTMENT STORES, INC.:

      We have audited the accompanying consolidated balance sheets of Ames Department Stores, Inc. (a Delaware corporation) and subsidiaries as of January 29, 2000 and January 30, 1999, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the fifty-two weeks ended January 29, 2000, and the fifty-two weeks ended January 30, 1999 and the fifty-three weeks ended January 31, 1998. These consolidated financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

      We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ames Department Stores, Inc. and subsidiaries as of January 29, 2000 and January 30, 1999, and the results of their operations and their cash flows for the fifty-two weeks ended January 29, 2000, and the fifty-two weeks ended January 30, 1999 and the fifty-three weeks ended January 31, 1998 in conformity with accounting principles generally accepted in the United States.

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





                                                     /s/ ARTHUR ANDERSEN LLP
                                                    -------------------------




New York, New York
March 13, 2000

                  AMES DEPARTMENT STORES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)


                                                                     52 Weeks            52 Weeks           53 Weeks
                                                                       Ended              Ended               Ended
                                                                    January 29,        January 30,         January 31,
                                                                       2000                1999               1998
                                                                   --------------     ---------------    ----------------
Ames net sales ..................................................    $3,459,737          $2,386,522          $2,225,456
Hills net sales..................................................       377,117             112,126                -
                                                                   --------------     ---------------    ----------------
     Total net sales.............................................     3,836,854           2,498,648           2,225,456
     Leased department and other income..........................        41,690              30,164              25,069
                                                                   --------------     ---------------    ----------------
Total revenue....................................................     3,878,544           2,528,812           2,250,525

Costs and expenses:
     Ames cost of merchandise sold...............................     2,463,301           1,711,337           1,595,974
     Hills cost of merchandise sold..............................       252,085              66,324                -
     Ames selling, general and administrative expenses..... .....       915,213             608,653             581,659
     Hills operating expenses and agency fees......... ..........       152,962              51,940                -
     Depreciation and amortization expense, net..................        65,495              14,478               6,659
     Interest and debt expense, net..............................        60,843              15,253              11,600
     Store closing charge........................................          -                  8,222               1,000
                                                                   --------------     ---------------    ----------------
Income (loss) before income taxes................................       (31,355)             52,605              53,633
Income tax benefit (provision)...................................        49,589             (18,775)            (19,087)
                                                                   --------------     ---------------    ----------------
Income before Cumulative Effect of Accounting Change.............        18,234              33,830              34,546

Cumulative Effect of Accounting Change, net of tax of $614.......        (1,107)               -                   -
                                                                   --------------     ---------------    ----------------
Net income.......................................................       $17,127             $33,830             $34,546
                                                                   ==============     ===============    ================
Basic net income per common share:
     Before Cumulative Effect of Accounting Change...............       $0.66               $1.47               $1.59
     Cumulative Effect of Accounting Change, net of tax..........       (0.04)                 -                   -
                                                                   --------------     ---------------    ----------------
     Net income..................................................       $0.62               $1.47               $1.59
                                                                   ==============     ===============    ================

     Weighted average common shares........ .....................      27,517              23,010              21,723
                                                                   ==============     ===============    ================

Diluted net income per common share:
     Before Cumulative Effect of Accounting Change...............       $0.66               $1.40               $1.46
     Cumulative Effect of Accounting Change, net of tax..........       (0.04)                 -                   -
                                                                   --------------     ---------------    ----------------
     Net income .................................................       $0.62               $1.40               $1.46
                                                                   ==============     ===============    ================

     Weighted average common and common equivalent shares              27,658              24,216              23,649
                                                                   ==============     ===============    ================

                 (The accompanying notes are an integral part of these consolidated financial statements.)

                  AMES DEPARTMENT STORES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                    (In thousands, except per share amounts)


                                                                                             January 29,    January 30,
                                                                                                2000           1999
                                                                                           -------------- --------------
                                     ASSETS
Current Assets:
     Cash and short-term investments.....................................................     $30,612        $35,744
     Receivables:
       Trade.............................................................................       7,426         13,315
       Other.............................................................................      17,876         16,929
                                                                                          -------------- --------------
           Total receivables.............................................................      25,302         30,244

     Merchandise inventories.............................................................     831,387        621,509
     Prepaid expenses and other current assets...........................................      36,772         16,075
     Deferred taxes, net.................................................................      28,854           -
                                                                                          -------------- --------------
           Total current assets..........................................................     952,927        703,572
                                                                                          -------------- --------------


Fixed Assets:
     Land and buildings..................................................................      25,388         22,319
     Property under capital leases.......................................................     176,107        159,654
     Fixtures and equipment..............................................................     310,750        179,766
     Leasehold improvements..............................................................     117,734         76,095
                                                                                          -------------- --------------
                                                                                              629,979        437,834
     Less - Accumulated depreciation and amortization....................................    (128,229)       (66,205)
                                                                                          -------------- --------------
           Net fixed assets..... ........................................................     501,750        371,629
                                                                                          -------------- --------------

Other assets and deferred charges.........................................................     57,256         16,447
Deferred taxes, net.......... ............................................................    346,055        102,406
Beneficial lease rights, net..............................................................     56,280         58,885
Goodwill, net.............................................................................     61,026        230,454
                                                                                          -------------- --------------
           Total Assets................................................................... $1,975,294     $1,483,393
                                                                                          ============== ==============
                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
     Accounts payable:
       Trade..............................................................................   $325,356       $313,280
       Other..............................................................................     96,224         87,477
                                                                                          -------------- --------------
           Total accounts payable.........................................................    421,580        400,757
                                                                                          -------------- --------------

     Current portion of capital lease and financing obligations..... .....................     22,086         17,799
     Self-insurance reserves..............................................................     29,827         29,115
     Accrued compensation.................................................................     42,095         64,840
     Accrued expenses................................................ ....................     91,015        160,449
     Store closing reserves...............................................................     55,468         59,768
                                                                                          -------------- --------------
           Total current liabilities......................................................    662,071        732,728
                                                                                          -------------- --------------
Long-term debt............................................................................    421,769         95,810
Capital lease and financing obligations...................................................    180,404        191,904
Other long-term liabilities...............................................................     57,916        114,922
Excess of revalued net assets over equity under fresh-start reporting.....................     17,868         24,021
Commitments and contingencies

Stockholders' Equity:
     Preferred  stock  (3,000,000  shares   authorized;   no  shares  issued  or
       outstanding at January 29, 2000 and January 30, 1999,  respectively;  par
       value per share $.01) .............................................................       -              -
     Common stock (40,000,000 shares authorized; 29,233,650 and 23,921,545 shares outstanding at January 29, 2000 and January 30, 1999, respectively; par value per
       share$.01).........................................................................        293            239
     Additional paid-in capital...........................................................    530,744        236,667
     Retained earnings....................................................................    105,143         88,016
     Treasury stock (79,495 shares,  at cost).............................................       (914)          (914)
                                                                                          -------------- --------------
           Total stockholders' equity.....................................................    635,266        324,008
                                                                                          -------------- --------------
           Total Liabilities and Stockholders' Equity..................................... $1,975,294     $1,483,393
                                                                                          ============== ==============

                    (The accompanying notes are an integral part of these consolidated financial statements.)



                                                AMES DEPARTMENT STORES, INC. AND SUBSIDIARIES
                                         CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                                               (In thousands)



                                 Preferred Stock        Common Stock      Additional                  Treasury Stock
                                 ---------------------- ----------------   Paid-In      Retained    ---------------------   Total
                                   Shares     Amount   Shares    Amount     Capital      Earnings    Shares    Amount       Equity
                                 ----------  -------- --------- -------- ------------- ------------ ---------- ---------- ----------
Balance, January 25, 1997            -         $ -      20,474    $205      $88,341      $19,640        -         $ -      $108,186

Exercise of warrants                                     1,260      13        1,386                                          1,399
Exercise of stock options, net                             772       7        3,074                                          3,081
Utilization of tax attributes                                                26,170                                         26,170
Net income                                                                                34,546                            34,546
                                 ----------  -------- --------- -------- ------------- ------------ ---------- ---------- ----------
Balance, January 31, 1998            -         $ -      22,506    $225     $118,971      $54,186                 $   -    $173,382

Exercise of warrants                                       824       8        1,387                                          1,395
Exercise of stock options, net                             331       3        1,106                                          1,109
Issuance of common stock pursuant
    to executive employment
    agreement                                               70       1        1,640                                          1,641
Issuance of restricted common
    stock, net                                             190       2                                                           2
Vesting of restricted common stock                                              788                                            788
Utilization of tax attributes                                               112,775                                        112,775
Acquisition of treasury shares                                                                         (79)      ($914)       (914)
Net Income                                                                                33,830                            33,830
                                 ----------  -------- --------- -------- ------------- ------------ ---------- ---------- ----------
Balance, January 30, 1999            -         $ -      23,921    $239     $236,667      $88,016       (79)      ($914)   $324,008

Exercise of stock options, net                             170       2        1,073                                          1,075
Issuance of common stock pursuant
    to the equity offering                               5,100      51      187,211                                        187,262
Issuance of restricted common
    stock, net                                              30       1                                                           1
Issuance of common stock to
    Board of Directors                                      12                  367                                            367
Utilization of tax attributes                                               105,426                                        105,426
Net Income                                                                                17,127                            17,127
                                 ----------  -------- --------- -------- ------------- ------------ ---------- ---------- ----------
Balance, January 29, 2000            -         $ -      29,233    $293     $530,744     $105,143       (79)      ($914)   $635,266
                                 ==========  ======== ========= ======== ============= ============ ========== ========== ==========

              (The accompanying notes are an integral part of these consolidated financial statements.)




                  AMES DEPARTMENT STORES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                    52 Weeks            52 Weeks            53 Weeks
                                                                      Ended              Ended               Ended
                                                                   January 29,        January 30,         January 31,
                                                                      2000               1999                1998
                                                                 ----------------    ---------------     ---------------
Cash flows from operating activities:
   Net income..................................................       $17,127            $33,830             $34,546
      Cumulative Effect of Accounting Change...................         1,107               -                   -
                                                                  ----------------    ---------------     ---------------
   Net income before cumulative effect adjustment                      18,234             33,830              34,546
   Expenses not requiring the outlay of cash:
      Income tax (benefit) provision...........................       (49,589)            18,275              18,764
      Depreciation and amortization of fixed and other assets..        65,495             15,487               6,884
      Amortization of debt discounts and deferred financing
      costs....................................................         4,880              2,787                 861
      Other, net...............................................        (1,841)            (3,514)              1,834
                                                                  ----------------    ---------------     ---------------
Cash provided by operations  before changes in working capital
and store closing activities...................................        37,179             66,865              62,889
Changes in working capital:
   Decrease (increase) in receivables..........................         4,942             (6,787)                149
   (Increase) decrease in merchandise inventories..............      (181,546)            12,259             (32,760)
   (Increase) decrease in prepaid expenses and other current
   assets......................................................       (20,697)            (2,962)                109
   Increase in accounts payable................................        20,823             12,233              34,239
   (Decrease) increase in accrued expenses and other
   current liabilities.........................................       (91,467)            24,302               5,033

Changes due to store closing activities:
   Payments of store closing costs.............................        (9,470)            (2,547)            (13,907)
   Store closing charge........................................          -                 8,222               1,000
                                                                  ----------------    ---------------     ---------------
Net cash (used for) provided by operating activities                 (240,236)           111,585              56,752
                                                                  ----------------    ---------------     ---------------

Cash flows from investing activities:
   Acquisition costs, net of cash acquired....................           -              (103,857)               -
   Proceeds from the disposition of properties................           -                  -                  1,900
   Purchases of fixed assets..................................       (209,606)           (51,602)            (32,875)
   Purchases of leases........................................        (38,835)              -                 (2,801)
                                                                  ----------------    ---------------     ---------------
Net cash used for investing activities                               (248,441)          (155,459)            (33,776)
                                                                  ----------------    ---------------     ---------------
Cash flows from financing activities:
   Borrowings under the revolver credit facilities, net.......        129,609             44,935                -
   Payments on debt and capital lease obligations.............        (22,191)           (16,262)            (15,747)
   Repurchase of Hills senior notes...........................         (4,636)              -                   -
   Proceeds from the issuance of senior notes.................        200,000               -                   -
   Proceeds from the issuance of common stock, net............        187,262               -                   -
   Deferred financing costs...................................         (7,939)           (10,902)               -
   Proceeds from the exercise of options and warrants.........          1,440              4,933               4,480
   Purchase of treasury stock.................................           -                  (914)               -
                                                                  ----------------    ---------------     ---------------
Net cash provided by (used for) financing activities..........        483,545             21,790             (11,267)
                                                                  ----------------    ---------------     ---------------
(Decrease) increase in cash and short-term investments........         (5,132)           (22,084)             11,709
Cash and short-term investments, beginning of period..........         35,744             57,828              46,119
                                                                  ----------------    ---------------     ---------------
Cash and short-term investments, end of period................        $30,612            $35,744             $57,828
                                                                  ================    ===============     ===============

              (The accompanying notes are an integral part of these consolidated financial statements.)

                  AMES DEPARTMENT STORES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.    Summary of Significant Accounting Policies:

(a)   Nature of operations:

      Ames Department Stores, Inc. (a Delaware corporation) and its subsidiaries (collectively, "Ames" or the "Company") are retail merchandisers. As of March 31, 2000, Ames operated 460 discount department stores in 19 states in the Northeast, Midwest and Mid-Atlantic regions, as well as the District of Columbia. The stores are located in rural communities, small cities and urban areas, and the suburbs of larger metropolitan areas.

(b)  Basis of presentation and principles of consolidation:

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

(c)    Fiscal year:

      The Company changed its fiscal year from the last Saturday in January to the Saturday nearest January 31, effective with the fiscal year ended January 30, 1999. This change was made so that the Company's fiscal year would coincide with the fiscal year of most other publicly-held retailers. There was no impact on the current year period as a result of this change. The fiscal year ended January 29, 2000 ("Fiscal 1999" or "1999") included 52 weeks. The fiscal year ended January 30, 1999 ("Fiscal 1998" or "1998") included 52 weeks. The fiscal year ended January 31, 1998 ("Fiscal 1997" or "1997") included 53 weeks.

(d)   Cash and short-term investments:

      Ames considers all highly liquid investments with an original maturity of three months or less when purchased to be cash and short-term investments. As of January 29, 2000 and January 30, 1999 there were no short-term investments.

(e)   Inventory valuation:

      Inventories are valued at the lower of cost, using the first-in, first-out
(FIFO) method, or market and include the capitalization of transportation and distribution center costs.

(f)   Internal use software:

           The Company adopted Statement of Position ("SOP") 98-1 "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" effective the beginning of Fiscal 1999. SOP 98-1 was effective for fiscal years beginning after December 15, 1998. This SOP requires companies to capitalize certain costs incurred in connection with an internal-use software project. Prior to Fiscal 1999, the Company expensed the costs of developing or obtaining internal use software as incurred. The amount of internal use software costs capitalized in 1999 was approximately $1.6 million.

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

(h)    Intangible assets:

      Beneficial lease rights represent the excess of fair market value over contract value of certain of the leases acquired in the Hills Acquisition (as defined in Note 2 below). Goodwill represents the excess of cost over the fair value of net tangible assets acquired at the date of acquisition. Accumulated amortization of goodwill and beneficial lease rights at January 29, 2000 was $9.0 million and $2.8 million respectively. See Note 2 for further explanation.

(i)   Depreciation and amortization:

     Buildings and fixtures and equipment are recorded at cost and are depreciated on a straight-line basis over their estimated useful lives. Buildings are depreciated over 31.5 years, furniture and fixtures over ten (10) years, equipment over seven (7) years, motor vehicles over five (5) years, and computer software and hardware over three (3) to five (5) years. Property under capital leases and leasehold improvements are depreciated over the shorter of their estimated useful lives or their related lease terms.

      Beneficial lease rights are being amortized over the terms of the related leases (which average approximately 25 years). Goodwill is being amortized over a 25-year period.

      The excess of revalued net assets over equity under fresh-start reporting is being amortized over a 10-year period. The amount recorded as a credit to depreciation and amortization was $6.2 million in each of Fiscal 1999, Fiscal 1998 and Fiscal 1997.

      The unfavorable lease liability is being amortized on a straight-line basis over the applicable lease terms (see Note 5).

      Depreciation and amortization includes adjustments recorded pursuant to the application of Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." The Company did not record an impairment loss during Fiscal 1999 and 1998. During Fiscal 1997 the Company recorded an impairment loss of $1.2 million.

(j)  Deferred charges:

      Pursuant to SOP 98-5, "Reporting on the Costs of Start-Up Activities," expenses related to new store openings are expensed when incurred.

      Debt transaction costs and related issue expenses are deferred and amortized over the term of the associated debt. Lease acquisition and related costs are deferred and amortized over the term of the lease.

(k)   Income taxes:

      Ames files a consolidated federal income tax return. In December 1992, Ames adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS No. 109") under fresh-start reporting. Under this method, any deferred income taxes recorded are provided for at currently effected statutory rates on the differences in the basis of assets and liabilities for tax and financial reporting purposes. If recorded, deferred income taxes are classified in the balance sheet as current or non-current based upon the expected future period in which such deferred income taxes are anticipated to reverse.

(l)   Self-insurance reserves:

      The Company is self-insured for workers' compensation, general liability, property and casualty, and accident and health insurance claims, subject to certain limitations. The Company has insurance coverage for losses that may occur above certain levels. The Company determines its liability for claims based on the circumstances of each individual claim and estimates its liability for claims incurred but not yet reported based on historical experience. As of January 29, 2000 and January 30, 1999, Ames had established self-insurance reserves of $66.8 million and $66.3 million, respectively. The long-term portion of these reserves is classified as part of other long-term liabilities in the Consolidated Balance Sheets. These reserves are subject to changes in estimates as claims are settled or continue to remain outstanding.

(m)   Leased department and other income:

      Ames has an agreement with an independent contractor that allows the independent contractor to operate shoe departments within the Ames stores. Ames receives a percentage of the sales under the agreement.

(n)   Earnings per common share:

     In February 1997 the Financial Accounting Standards Board issued Statement Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS No. 128"). Under SFAS No. 128, the presentation of Primary and Fully Diluted Earnings per Share was replaced by Basic and Diluted Earnings per Share. The Company adopted the provisions of SFAS No. 128 effective January 31, 1998, and has restated all periods presented.

      Net income per common share for each of Fiscal 1999, 1998 and 1997 was determined by using the weighted average number of common and common equivalent shares outstanding during that fiscal year. Common equivalent shares represented the assumed exercise of the Company's outstanding Series B and Series C Warrants and stock options.

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

(p)   Revenue Recognition:

     The Company recognizes revenue when its customer takes possession of merchandise. An appropriate return for estimated sales returns is recorded and is reflected in accrued expenses in the accompanying Consolidated Balance Sheets.

     In December 1999 the Securities and Exchange Commission issued Staff Accounting Bulletin "SAB" No. 101 "Revenue Recognition". Under SAB No. 101, the Company is required to change the method in which it accounts for layaway sales. Prior to the adoption of SAB No. 101, the Company recorded layaway sales when customers placed merchandise on layaway. SAB No. 101 mandates that layaway sales be recorded when the customer takes possession of the merchandise. The Company adopted SAB No. 101 during the fourth quarter of Fiscal 1999, effective as of the beginning of Fiscal 1999. The impact of adopting this SAB resulted in a cumulative effect adjustment to current earnings for approximately $1.1 million, net of $0.6 million tax benefit.

(q)   Advertising Expense:

     The Company participates in cooperative advertising programs supported by our vendors. Advertising costs are expensed as incurred and are presented net of any funds received from vendors for these programs. The Company expensed $123.9 million, $79.7 million, and $79.3 million for Fiscal 1999, Fiscal 1998, and Fiscal 1997, respectively.



2.    Acquisition and Agency Agreement

Acquisition of Hills Stores Company

      On December 31, 1998, HSC Acquisition Corp. ("HSC"), a wholly owned subsidiary of the Company, acquired in excess of 80% of the outstanding voting stock of Hills Stores Company ("Hills") and approximately 74% of the outstanding Hills 12.5% senior notes. In April 1999, Hills was merged with and into Ames Department Stores, Inc. Total cash consideration for the acquisition of Hills was approximately $129 million.

      The acquisition was recorded under the purchase method of accounting and, accordingly, the results of operations of Hills since the acquisition date are included in the accompanying consolidated financial statements. The aggregate purchase price of $129 million has been allocated to assets acquired and liabilities assumed based on a determination of respective fair market values at the date of acquisition. The fair value of tangible assets acquired and liabilities assumed were $568 million each. The balance of the purchase price, $129 million, was recorded as two components: an excess of cost over net assets acquired (goodwill) of $70 million, which is being amortized over 25 years on a straight-line basis, and beneficial lease rights of $59 million, which is being amortized over the life of the respective leases (which averaged approximately 25 years).

     Initially, the estimate of the fair market value of assets acquired and liabilities assumed had resulted in a valuation of goodwill of approximately $231 million. The final determination of the fair market values decreased goodwill by $161 million. The primary changes were a reduction of $114.1 million in deferred tax asset valuation allowances (see Note 8 to the Consolidated Financial Statements); a reduction in accrued liabilities and reserves of $48.3 million as these liabilities were no longer deemed to be required; and an increase of $28.3 million to inventory values as a result of the higher than expected proceeds upon liquidation of the Hills inventory. These changes were partially offset by an additional $29.8 million write-down of fixed assets (primarily fixtures) acquired from Hills to recognize their deemed fair market value. Since the date of acquisition, goodwill has been reduced by $9.0 million of amortization expense.

      At the time of the acquisition, Hills operated 155 discount department stores. During 1999, the Company remodeled and converted 151 of the Hills stores to Ames stores. The four remaining Hills stores along with seven other Ames stores were closed because they were in locations that were either competitive with, or were under-performing, other Hills or Ames stores. The remodeling and conversion process was conducted in three stages, each stage involving approximately one third of the Hills stores. The first stage was completed in April 1999; the second was completed in July 1999; and the third stage was completed in September 1999.

Agency Agreement Overview

      Concurrent with the Hills Acquisition, the Company entered into a transition and agency agreement (the "Agency Agreement") with Gordon Brothers Retail Partners, LLC and The Nassi Group, LLC, (collectively the "Agent"), which provided that the Agent shall serve for a period of time to operate all of the acquired Hills stores and to conduct inventory liquidation sales at each of those stores prior to its scheduled remodeling or final closure. Accordingly, the Agent managed the sale of the inventory acquired in the Hills Acquisition as well as certain other inventory identified in the Agency Agreement.

      The Agency Agreement entitled the Company to receive out of the sale proceeds a minimum amount equal to 40% of the initial retail value or ticketed selling price of the merchandise (the "Guaranteed Return"). The Company was also entitled to an additional payment if the proceeds of the sale exceeded a target percentage of the initial retail value. Finally, the Agency Agreement entitled the Company to reimbursement of certain store operating expenses (e.g., payroll, rent, advertising, etc.) out of the sale proceeds during the agency period.

Agency Agreement Accounting

      As discussed earlier, the results of operations of Hills since the date of the acquisition have been included in the accompanying consolidated financial statements. For the month of January 1999, and for the duration of the Agency Agreement, the following accounting treatment was applied to recognize the results of the Hills stores prior to their conversion to Ames stores during Fiscal 1999: Hills net sales were recorded as "Hills Net Sales" and represent net sales achieved by the Hills stores prior to their conversion to Ames stores. "Hills Cost of Merchandise Sold" represents the cost of merchandise sold in connection with the above referenced sales as adjusted for the Guaranteed Return amount mentioned above. "Hills Operating Expenses and Agency Fees " includes the following: the associated store expenses incurred while operating the Hills stores prior to their conversion to Ames stores, which were reimbursable to the Company out of the proceeds of Hills merchandise sales per the Agency Agreement; the Agency Fee (defined below) due to the Agent for the period presented; and other expenses (e.g., non-store payroll, non-store rent, etc.) associated with supporting the Hills stores prior to their conversion to Ames stores, which were not reimbursable under the Agency Agreement.

      The Agent was paid a fee (the "Agency Fee") for its services pursuant to the Agency Agreement. The Agency Fee was an amount equal to the proceeds from the sales of Hills merchandise less a deduction for the reimbursement of store operating expenses, the Guaranteed Return and an allocation to the Company based on sale proceeds in excess of specified levels. The Agency Fee recorded during Fiscal 1999 and 1998 was $41.7 million and $21.7 million, respectively.

      The inventory liquidation sales at the Hills stores were completed during the quarter ended July 31, 1999. Proceeds from the sales during the entire agency period exceeded the targeted percentage referenced above. The Company shared in the excess and thereby realized in excess of the Guaranteed Return for the acquired Hills inventory.

Acquisition of Caldor Sites

      During March 1999, the Company entered into two agreements with Caldor Corporation to purchase seven of its stores in Connecticut, two stores in Massachusetts and a 649,000 square foot distribution center in Westfield, Massachusetts, for a total cash purchase price of $42.8 million. Under the terms of the agreements, the Company assumed Caldor's leases for the nine stores and the distribution center and acquired all of the store fixtures in eight of the stores and all racking, sorting systems and materials handling equipment in the distribution center. During March and April 1999, the United States Bankruptcy Court for the Southern District of New York approved the Company's right to purchase the leases for the stores and the distribution center. All of the transactions subsequently closed.

     A component of the $42.8 million purchase price was recorded as fixtures and equipment in the Westfield distribution center. The balance of the purchase price was recorded under other assets and deferred charges, and is being amortized over the remaining term of the leases.


3.    Supplemental Information

      The following table illustrates the separate contribution to the Company's consolidated results of operations for Fiscal 1999 of (i) the operations of Ames stores during that year, (ii) the operation of the former Hills stores during that year and various other costs and charges discussed below:

                                                                          Fiscal 1999
                                        ---------------------------------------------------------------------------------
                                                                                              Layaway
                                            Ames            Hills            Other             Adj.            Total
                                            ----            -----            -----             ----            -----
                                                            (In millions, except per share amounts)
Net sales...............................  $3,465.6          $375.6           $    --           $(4.4)         $3,836.8
Leased department and other
income..................................      39.1             2.6                --               --             41.7
                                        -------------     -----------    --------------     ------------    -------------
Total revenue...........................   3,504.7           378.2                --            (4.4)          3,878.5
Costs and expenses:
   Cost of merchandise sold.............   2,467.8           251.2                --            (3.6)          2,715.4
   Selling, general and
   administrative expenses..............     838.7           153.0              76.5               --          1,068.2
   Depreciation and amortization
   expense, net.........................      49.1            11.1               5.3               --             65.5

   Interest and debt expense, net.......      54.1             4.1               2.6               --             60.8
                                        -------------     -----------    --------------     ------------    -------------
Income (loss) before income taxes and
cumulative effect.......................      95.0           (41.2)            (84.4)            (0.8)           (31.4)
Income tax (provision) benefit..........     (34.2)           14.8              68.7              0.3             49.6
                                        -------------     -----------    --------------     ------------    -------------
Income (loss) before Cumulative
Effect..................................      60.8           (26.4)            (15.7)            (0.5)            18.2
Cumulative Effect of Accounting
Change, net of tax......................       --              --                --              (1.1)            (1.1)
                                        -------------     -----------    --------------     ------------    -------------
Net income (loss).......................     $60.8          $(26.4)           $(15.7)           $(1.6)           $17.1
                                        =============     ===========    ==============     ============    =============

Diluted net income (loss) per common
share...................................     $2.20          $(0.95)           $(0.57)          $(0.06)           $0.62
                                        =============     ===========    ==============     ============    =============
Weighted average common and common
equivalent shares.......................      27.7            27.7              27.7             27.7             27.7
                                        =============     ===========    ==============     ============    =============

      The "Ames" column represents (a) the results of the Ames store base, (b) the results of the former Hills stores after their conversion to Ames stores, and (c) certain expenses associated with the acquisition of Hills, including the interest expense on the acquired Hills senior notes and a pro-rata share of the amortization of the goodwill recorded in connection with the acquisition.

     The "Hills" column represents (a) the results of operations for the Hills stores during the period that these stores were operated pursuant to the Agency Agreement including depreciation and interest expense directly associated with such stores and (b) Hills corporate overhead expenses, principally the Canton, Massachusetts facility. The cost of merchandise for Hills represents the merchandise sold during this liquidation period adjusted for the Guaranteed Return (see Note 2). The selling, general and administrative expenses for former Hills include the reimbursable store operating expenses of $84.8 million; the Agency Fee of $41.7 million; and other non-reimbursable expenses of $26.5 million. The depreciation and amortization expense for Hills includes the depreciation and amortization of the revalued fixed assets; the amortization of the beneficial lease rights and the goodwill recorded in the Hills Acquisition. The interest expense reflects interest on the debt, capital lease and financing obligations assumed in the Hills Acquisition.

      The "Other" column represents expenses incurred during the period of remodeling the Hills stores (i.e., pre-opening expenses incurred during the conversion or "dark" period) as well as certain other expenses; and tax benefits.

      The  "Layaway  Adj."  column  represents  the  impact of the change in the method of accounting for layaway sales. The Company adopted the change in accounting for layaway sales in the fourth quarter of Fiscal 1999 in consideration of the Staff Accounting Bulletin No. 101 "Revenue Recognition" issued by the staff of the Securities and Exchange Commission in December 1999 (see Note 1).

     The following table illustrates the separate contribution to the Company's consolidated results of operations for Fiscal 1998 of (i) the operations of Ames stores during that year and (ii) the operation of the Hills stores during January 1999 and various other costs and charges discussed below:





                                                                                   Fiscal 1998
                                                       --------------------------------------------------------------------
                                                                                             Other Costs
                                                                                                 and
                                                            Ames             Hills             Charges           Total
                                                            ----             -----             -------           -----
                                                                     (In millions, except per share amounts)
Net sales..........................................       $2,386.5           $112.1             $   --         $2,498.6
Leased department and other income.................           29.2              1.0                 --             30.2
                                                       ---------------    -------------     --------------    -------------
Total revenue......................................        2,415.7            113.1                 --          2,528.8
Costs and expenses:
   Cost of merchandise sold........................        1,711.3             66.3                 --          1,777.6
   Selling, general and administrative expenses....          606.9             52.0                1.7            660.6
   Depreciation and amortization expense, net......           11.3              3.2                 --             14.5
   Interest and debt expense, net..................           11.4              2.0                1.9             15.3
   Store closing charge............................            --                --                8.2              8.2
                                                       ---------------    -------------     --------------    -------------
Income (loss) before income taxes..................           74.8            (10.4)             (11.8)            52.6
Income tax (provision) benefit.....................          (26.7)             3.7                4.2            (18.8)
                                                       ---------------    -------------     --------------    -------------
Net income (loss)..................................          $48.1            $(6.7)             $(7.6)           $33.8
                                                       ===============    =============     ==============    =============
Diluted net income (loss) per common share.........          $1.99           $(0.27)            $(0.32)           $1.40
                                                       ===============    =============     ==============    =============
Weighted average common and
common equivalent shares...........................          24.2              24.2               24.2             24.2
                                                       ===============    =============     ==============    =============

     In January 1999, the Hills stores were being operated pursuant to the terms and conditions of the Agency Agreement (see Note 2). Approximately one-third of the Hills stores were conducting liquidation sales during January 1999 in order to prepare these stores for their conversion to Ames stores. The cost of merchandise for Hills represents the merchandise sold during January 1999 adjusted for the Guaranteed Return. The selling, general and administrative expenses for Hills include the reimbursable store operating expenses of $25.4 million; Agency Fee of $21.7 million; and other non-reimbursable expenses of $4.8 million. The depreciation and amortization expense for Hills includes the depreciation and amortization of the revalued fixed assets; the amortization of the beneficial lease rights and the goodwill recorded in the Hills Acquisition. The interest expense reflects interest on the debt, capital lease and financing obligations assumed in the Hills Acquisition.

      The "Other Costs and Charges" column in the foregoing table consists of: the cost to exit certain Ames contractual obligations rendered obsolete by the Hills Acquisition; the write-off of the deferred financing costs related to the Company's 1996 credit agreement; the incremental interest expense incurred in January in connection with financing the purchase price of Hills and the charge recorded in connection with the announced closing of seven Ames stores that closed in 1999. The closings were part of planned closings resulting from the overlap in certain Ames and Hills locations.


4.   Long-Term Debt:

The Company's outstanding long-term debt as of January 29, 2000 and January 30, 1999 is listed and described below:

                                                                                         1/29/00               1/30/99
                                                                                     -----------------     ----------------
                                                                                                (000's omitted)
Secured Debt:
   Borrowings under the Credit Agreement........................................         $174,544              $44,935
Unsecured Debt:
   12.5% Senior Notes, due July 2003, discount rate of 11.79%...................           46,295               50,875
   10% Senior Notes, due April 2006.............................................          200,000                  ---
                                                                                     -----------------     ----------------
Total Face Value of Debt........................................................         $420,839              $95,810
   Add: Premium.................................................................              930                 -
                                                                                     -----------------     ----------------
Amount Due After One Year.......................................................         $421,769              $95,810
                                                                                     =================     ================


The Credit Agreement

      On December 31, 1998, in connection with the Hills  Acquisition  (see Note
2), certain of the Company's subsidiaries entered into an agreement (the "Credit Agreement") with a syndicate of other banks and financial institutions for whom BankAmerica Business Credit, Inc., is serving as agent. The Credit Agreement provides for a secured revolving credit facility of up to $650 million.

      The Credit Agreement replaced a $320 million secured revolving credit facility.

      The Credit Agreement is in effect until the earlier of June 30, 2002 or its earlier termination pursuant to its terms and is secured by substantially all of the assets of the Company. The interest rate per annum on borrowings under the Credit Agreement is equal to the Base Rate (as defined on the Credit Agreement) plus 0% (subject to upward adjustments). Alternatively, the interest rate per annum may be equal to LIBOR Rate (as defined in the Credit Agreement) plus 1.50% (subject to upward adjustments).

      Fees required under the Credit Agreement include: (a) monthly commitment fees on the unused portion of the facility; (b) an initial closing fee and (c) an initial agency fee and annual collateral management fees for the account of the agent.

      For Fiscal 1999 and Fiscal 1998, the weighted average interest rate on the Company's revolving credit facilities was 8.12% and 7.57%, respectively, and the peak borrowing levels for the two fiscal years were $414.9 million and $148.3 million, respectively. As of January 29, 2000, borrowings under the Credit Agreement were $174.5 million and $2.1 million and $20.0 million was outstanding in trade and standby letters of credit, respectively.

      The amount of borrowing under the Credit Agreement may not exceed the sum of (a) an amount equal to 70% of certain inventory in the possession of the Company (depending on the period of year as provided for in the Credit Agreement) plus (b) an amount equal to 50% of certain inventory not in the possession of the Company, but covered by any outstanding letter of credit. The agent, in addition, reserves the right to adjust the total available to be borrowed by establishing reserves, making determinations of eligible inventory, revising standards of eligibility or decreasing from time to time the percentages set forth above.

      The financial covenant under the Credit Agreement is only in effect if Combined Availability (as defined in the Credit Agreement) falls below specified levels in any month and is limited to a minimum fixed charge coverage ratio (as defined in the Credit Agreement). As of January 29, 2000, the Company's Combined Availability was not below the specified level.

Senior Notes due 2003

      The 12.5% Senior Notes due 2003 (the "Hills Senior Notes") were, at the time of the acquisition of Hills, an unsecured obligation of Hills.

      The Company, in November 1998, made a tender offer to purchase at a stated discount all of the Hills' Senior Notes, which at the time totaled $195.0 million. Upon expiration of the tender offer, the Company on December 31, 1998, paid cash of $100.8 million (including the related accrued interest) to acquire Hills Senior Notes having a face value of $144.1 million.

      The tendering holders of the Senior Notes, representing 73.9% of the then outstanding Senior Notes, consented to certain modifications to the indenture governing the Senior Notes. Included among the modifications were the deletion of the sections covering reporting requirements, debt and lien incurrence and asset sales and additional subsidiary guarantees.

      During Fiscal 1999, the Company, through open market purchases, acquired Hills Senior Notes having a face value of $4.6 million. In addition, during Fiscal 1999, as part of the final valuation of the fair market value of all assets and liabilities acquired in the Hills Acquisition, the Company revalued the Hills Senior Notes at a discounted rate of 11.79%. As of January 29, 2000, Hills Senior Notes with a face value of $46.3 million and a recorded value of $47.2 million remained outstanding.

Senior Notes due 2006

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

      The Ames Senior Notes were issued under an indenture among Ames, its existing subsidiaries and The Chase Manhattan Bank. The financial covenants in the indenture restrict Ames' ability to: borrow money; pay dividends on or purchase Ames' stock; make investments; use assets as security in other transactions; sell certain assets or merge with other companies; and enter into transactions with affiliates. If a Change of Control (as defined in the indenture) occurs, each holder of the Ames Senior Notes has the right to require the Company to purchase all or any part of that holder's Ames Senior Notes for a payment in cash equal to 101% of the aggregate principal amount of Ames Senior Notes purchased plus accrued and unpaid interest.

      As of January 29, 2000, the payments due on long-term debt for the next five years and thereafter were as follows:

      Fiscal Years                                           Amount
     Ending January                                      ---------------
    ----------------                                     (000's omitted)
      2001.....................................             $  ---
      2002.....................................                ---
      2003.....................................              174,544
      2004.....................................               46,295
      2005.....................................                ---
      Thereafter...............................              200,000


5.    Lease Commitments, Beneficial Leases and Unfavorable Lease Liability:

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

     Future minimum lease payments for leases as of January 29, 2000 were as follows:

                                                                                        Lease Payments
                                                                        -------------------------------------------------
                                                                         Capital          Financing         Operating
Fiscal Year Ending January                                               Leases          Obligations          Leases
                                                                                       (000's omitted)
2001......................................................                $33,982             $ 8,081          $69,391
2002......................................................                 33,305               6,434           64,820
2003......................................................                 30,287               4,678           56,111
2004......................................................                 27,202               5,081           49,498
2005......................................................                 21,146              12,309           42,846
Thereafter................................................                154,045                 ---          183,924
                                                                        ------------     ---------------    -------------
Total minimum lease payments..............................                299,967              36,583         $466,590
                                                                                                            =============
Less: amount representing estimated executory costs.......                  2,064                 ---
                                                                        ------------     ---------------
Net minimum lease payments................................                297,903              36,583
Less: amount representing interest........................                122,961               9,036
                                                                        ------------     ---------------
Present value of net minimum lease payments...............                174,942              27,547
Less: currently payable...................................                 16,678               5,408
                                                                        ------------     ---------------
Long-term lease obligations...............................               $158,264             $22,139
                                                                        ============     ===============

      At January 29, 2000, the financing obligations represent sale/leaseback arrangements. The leases, which have terms from 42 months to ten years, include options to purchase some or all of the assets either at the end of the initial lease term or renewal periods at an amount not greater than the then current fair market value of the properties.

      Total payments have not been reduced by minimum sublease rentals to be received in the aggregate under non-cancellable subleases of operating leases of approximately $7.3 million as of January 29, 2000. Amortization of capital lease assets was approximately $19.8, $2.8 and $0.4 million for Fiscal 1999, Fiscal 1998 and Fiscal 1997, respectively. Accumulated amortization of capital lease assets at January 29, 2000 was $23.6 million. Rent expense (income) was as follows:

                                                                      Fiscal          Fiscal             Fiscal
                                                                       1999            1998               1997
                                                                       ----            ----               ----
                                                                                       (000's omitted)
Minimum rent on operating leases..............................       $78,946          $55,566            $48,577
Contingent rental expense.....................................         8,812            7,797              6,651
Sublease rental income........................................        (1,423)          (1,609)            (1,730)



      An unfavorable lease liability was recorded in December 1992 under fresh start reporting and represents the estimated liability related to lease commitments that exceeded market rents for similar locations. As of January 29, 2000 and January 30, 1999, the unfavorable lease liability is $11.2 million and $13.7 million, respectively, and is classified as part of other long-term liabilities in the Consolidated Balance Sheets. This liability is being amortized as a reduction to depreciation and amortization expense in the Consolidating Statements of Operations over the remaining lease terms. The amortization, recorded as a reduction to depreciation and amortization expense, was $1.4 million in each of Fiscal years 1999, 1998 and 1997.

      Beneficial lease rights were recorded in connection with the Hills Acquisition and represent the excess of fair market value over contract value of certain of the Hills leases. Beneficial lease rights are being amortized as part of depreciation and amortization in the Consolidated Statements of Operations over the terms of the related leases (which average approximately 25 years).


6.    Stockholders' Equity:

Common Stock

      As provided under the Restated Certificate of Incorporation, the authorized capital stock of Ames consists of 43,000,000 shares divided into two classes: (i) 3,000,000 shares of preferred stock, par value of $.01 per share (the "Preferred Stock"), and (ii) 40,000,000 shares of common stock, par value $.01 per share (the "Common Stock").

      On May 24, 1999, the Company completed the public offering of 5.1 million shares of Common Stock at a price of $38.75 per share. The proceeds, net of underwriting discounts, of approximately $187.3 million, were used to reduce borrowings under the Credit Agreement and for general corporate purposes.

      There were no shares of Preferred Stock outstanding as of January 29, 2000 and January 30, 1999. There were 29,233,650 and 23,921,545 shares of Common Stock outstanding as of January 29, 2000 and January 30, 1999, respectively.

      The Board of Directors of the Company may authorize the issuance of one or more series of Preferred Stock and specify for each such series the voting powers (but no greater than one vote per share), designations, preferences, and relative, participating, optional, redemption, conversion, exchange, or other special rights, qualifications, limitations, or restrictions of such series, and the number of shares in each series.

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

Treasury Stock

      In August 1998, the Company's Board of Directors approved a stock repurchase program and authorized management to purchase up to 1.5 million shares of Common Stock. During Fiscal 1998, the Company acquired 79,495 shares of its Common Stock. During the course of the third and fourth quarters of Fiscal 1998, the Company suspended further purchases due to the pending acquisition of Hills. The Company did not repurchase any of its Common Stock during Fiscal 1999.

 Warrants

      An aggregate of 200,000 Series B Warrants were issued on December 30, 1992. Each such warrant entitles the holder to purchase one share of Common Stock at any time from June 30, 1993 through December 30, 2000. The exercise price is $5.92 per share. During Fiscal 1998, 100,000 Series B Warrants were exercised. No Series B Warrants were exercised during Fiscal 1999.

      An aggregate of 2,120,000 Series C Warrants were issued on December 30, 1992. Each such warrant entitled the holder to purchase one share of Common Stock at any time from June 30, 1993 through January 31, 1999. The exercise price was $1.11 per share. On January 31, 1999, the remaining outstanding 8,635 Series C Warrants expired. There were no outstanding Series C Warrants at January 29, 2000.

      The exercise price of the Series B Warrants are subject to adjustment upon the occurrence of certain events, including, among other things, the payment of a stock dividend, a merger or consolidation and the issuance for consideration of rights, options or warrants (other than rights to purchase Common Stock issued to shareholders generally) to acquire Common Stock.

      A holder of Series B Warrants is not entitled to any rights as a stockholder of the Company, including, without limitation, the right to vote the underlying shares of Common Stock, until the holder has exercised the warrants.

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

      On September 24, 1999, the Company amended the Rights Agreement (the "Amendment"), which was approved by the Company's Board of Directors. Among other things, the Amendment amends the exercise price of a right issued pursuant to the Rights Agreement to $180.00, subject to adjustment, and makes certain other technical amendments to the Rights Agreement, most notably the elimination of certain provisions commonly known as "continuing director" provisions.


7.    Stock Options:

      The 1998 Stock Incentive Plan (the "1998 Incentive Plan"), approved by stockholders in May 1998, provides for the grant of Awards (as defined in the 1998 Incentive Plan) and makes available for Awards an aggregate amount of 1,800,000 shares of Common Stock, with no individual awardee to receive in excess of 300,000 shares of Common Stock. With respect to such Awards under the 1998 Incentive Plan, the Company may grant awards in the form of options to purchase Common Stock provided that the exercise price shall not be less than 100% of the fair market value of the Common Stock on the date the stock option is granted.

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

      Pursuant to the 1994 Non-Employee Directors Stock Option Plan (the "Non-Employee Plan") approved by stockholders in May 1995, the Company may grant to non-employee directors options to purchase up to an aggregate of 200,000 shares of Common Stock. The exercise prices of the options are equal to the fair market value of the Common Stock on the date the options are granted. The options become exercisable in full six months after date of grant and terminate ten years after date of grant. Effective on the date of each annual meeting of stockholders of the Company commencing with the 1996 Annual Meeting, each non-employee director of the Company then in office was granted an option to purchase 2,500 shares, with the date of grant to be the date of such meeting. At the 1998 Annual Meeting, the stockholders approved an amendment to the Non-Employee Plan increasing the number of options granted on the date of each Annual Meeting from 2,500 to 7,500 effective as of the May 27, 1998 grant. As of January 29, 2000, 157,500 options had been granted under the Non-Employee Plan; 137,500 options were exercisable.

      The following table sets forth the stock option activity for all stock option plans for Fiscal 1999, Fiscal 1998 and Fiscal 1997 (shares in thousands):

                                                 1999                      1998                    1997
                                                 ----                      ----                    ----

                                                  Weighted                  Weighted                  Weighted
                                       Number      Average       Number      Average       Number      Average
                                         of       Exercise         of       Exercise         of       Exercise
                                       Shares       Price        Shares       Price        Shares       Price
                                       ------       -----        ------       -----        ------       -----
Outstanding at beginning
    of year.........................   1,128        $12.00         914         $3.97       1,664         $3.73
Granted.............................     744         35.51         608         19.09          76          9.43
Exercised...........................    (173)         6.48        (375)         3.90        (775)         4.03
Forfeited...........................     (81)        21.46         (19)        12.42         (51)         3.59
                                       ------                    ------                    ------
Outstanding at end of year..........   1,618         22.88       1,128         12.00         914          3.97
                                       ======                    ======                    ======
Options exercisable at
    year-end........................     559         10.93         490          5.79         640          3.77
                                       ======                    ======                    ======
Weighted average fair
  value of options granted........     $24.90                    $13.56                     $7.09
                                       ======                    ======                     =====

      The fair value of options granted per the above table was estimated on the date of grant using the Black-Scholes pricing model with the following assumptions: no dividend yield, expected option volatilities, a risk-free interest rate equal to U.S. Treasury securities with a maturity equal to the expected life of the option (weighted average interest rate of 5.3%, 5.2% and 6.4% for 1999, 1998 and 1997, respectively) and an expected life from date of grant until option expiration date (weighted average expected life of 5.3, 5.4 and 6.0 years for 1999, 1998 and 1997, respectively).

      The following table summarizes information about stock options outstanding as of January 29, 2000 (options in thousands):

                                         Options Outstanding                       Options Exercisable
                     -------------------------------------------------     --------------------------------
                                          Weighted
                          Number           Average                              Weighted
                        of Options        Remaining          Weighted            Number           Weighted
    Range of           Outstanding       Contractual         Average          Exercisable         Average
 Exercise Prices       at 1/29/00           Life          Exercise Price      at 1/29/00      Exercise Price
-----------------     -------------     -------------    -----------------   -------------   ----------------
$1.50-3.00..........        99              4.4               $2.46                99              $2.46
$3.13-4.38..........       241              1.0                3.68               241               3.68
$5.06-15.56.........       273              3.6               14.33               104              13.85
$18.38-24.75........       302              3.3               22.89                77              22.27

$29.00-41.00........       703              4.5               35.65                38              48.50
                         ------            -----             -------             -----            -------
                         1,618              3.6               22.88               559              10.93
                         ======                                                 =======

     The Company accounts for its stock option plans under APB Opinion No. 25. Had compensation cost for the Company's 1999, 1998 and 1997 stock option grants been determined in accordance with SFAS No. 123, the Company's net income and net income per common share for Fiscal 1999, Fiscal 1998 and Fiscal 1997 would have approximated the pro-forma amounts below:

                                            Fiscal 1999                Fiscal 1998                 Fiscal 1997
                                            -----------                -----------                 -----------
                                            As                         As                          As
                                         Reported   Proforma        Reported   Proforma         Reported   Proforma
                                        ---------- ----------      ---------- ----------       ---------- ----------
Net income...............                $17,127     $10,747         $33,830     $32,065          $34,546    $34,147
Net income per common share:

- basic.....................               $0.62       $0.39           $1.47       $1.39            $1.59      $1.57
- diluted...................               $0.62       $0.39           $1.40       $1.32            $1.46      $1.44

      SFAS 123 does not apply to stock options granted prior to 1995.


8.    Income Taxes:

      The Company adopted SFAS No. 109 in conjunction with the adoption of fresh-start reporting in December 1992. Under SFAS No. 109, deferred income taxes are recognized by applying the enacted statutory tax rates in future years to the changes in "cumulative temporary differences" (the differences between financial statement carrying values and the tax basis of assets and liabilities).

     As a consequence of the adoption of fresh-start reporting and SFAS No. 109, any tax benefits realized for tax purposes after the Consummation Date for pre-consummation cumulative temporary differences, as well as for the pre-consummation net operating loss carryovers, are reported as additions to paid-in capital (see Consolidated Statements of Changes in Stockholders' Equity) rather than as reductions in the tax provisions in the Consolidated Statements of Operations. Tax benefits or liabilities realized for book purposes after the Consummation Date will be segregated from the pre-consummation deferred tax assets. Such tax benefits or liabilities of post-consummation will impact future income tax provisions. Such income tax provisions will have no significant impact on the Company's taxes payable or cash flows.

      For Fiscal 1999, the Company recorded an income tax benefit of $49.6 million. Included in that benefit is a provision for state income taxes of approximately $1.2 million, which will be paid in cash. The above tax benefit amount includes an income tax benefit of $12.7 million, related to current year operations and a benefit of $38.1 million in connection with the reduction of the valuation allowance for post-consummation net deferred tax assets, as discussed below.

      The (benefit) provision for income taxes is comprised of the following:

                                                                          Fiscal           Fiscal            Fiscal
                                                                           1999             1998              1997
                                                                           ----             ----              ----
                                                                                        (In millions)
      Federal income tax.........................................         $   -            $  0.5            $  0.3
      State income tax...........................................            1.2               -                 -
      Deferred tax (benefit) provision...........................          (12.7)            18.3              18.8
      Valuation allowance reduction..............................          (38.1)              -                 -
                                                                       ------------    -------------     -------------
           Total income tax (benefit) provision..................         $(49.6)          $ 18.8            $ 19.1
                                                                       ============    =============     =============


      Significant components of the Company's deferred tax assets (liabilities) are as follows:

                                                                                    January 29,           January 30,
                                                                                       2000                  1999
                                                                                       ----                  ----
                                                                                              (In millions)
      Fixed assets..............................................................        $ 4                  $ 47
      Self insurance reserves...................................................         23                    13
      Store closing reserves....................................................         22                    20
      Leases....................................................................          2                    36
      Inventory reserves........................................................          1                    57
      Vacation pay reserve and other............................................         37                    72
      Net operating loss carryovers.............................................        327                   158
                                                                                   --------------        --------------
      Total deferred tax assets.................................................        416                   403
      Valuation allowances......................................................        (41)                 (301)
                                                                                   --------------        --------------
      Net deferred tax assets...................................................      $ 375                  $102
                                                                                   ==============        ==============

      The Company's provision for income taxes resulted in effective rates that varied from the statutory federal income tax rate as follows:

                                                                                    Fiscal 1999       Fiscal 1998       Fiscal 1997
                                                                                    -----------       -----------       -----------
      Statutory federal income tax (benefit) rate...............................       (35.0%)           35.0%              35.0%
      State and local taxes, net of federal benefit.............................        (3.7%)            2.9%               2.8%
      Goodwill amortization.....................................................         2.3%            (3.4%)             (4.0%)
      Other.....................................................................         0.4%             1.1%               1.7%
                                                                                    -----------       -----------       -----------
      Effective tax rate before valuation allowance reduction...................       (36.0%)           35.6%              35.5%
      Valuation allowance reduction.............................................      (122.1%)             -                  -
                                                                                    -----------       -----------       -----------
      Total effective tax (benefit)rate ........................................      (158.1%)           35.6%              35.5%
                                                                                    ===========       ===========       ===========

      The Company has reduced its valuation allowance on its deferred tax assets by $259 million during Fiscal 1999, which reflects the Company's expectation of utilization of net operating loss carryforwards and other deferred tax assets in the foreseeable future after considering the adjustments for potential contingencies. The Company has revised it's policy in determining its potential to utilize net operating loss carryforward and other deferred tax assets. The reduction of the valuation allowance resulted in a corresponding addition to paid-in-capital of $107 million, income tax benefit of $38 million and a reduction of goodwill, recorded in connection with the Hills Acquisition, of $114 million.

      The addition to paid-in-capital is attributable to the valuation allowance reduction on $107 million of Ames pre-consummation net operating losses and temporary differences, which were originally established by the Company as part of the adoption of fresh-start reporting in December 1992. The recognition of income tax benefit of $38.1 million is attributable to the reduction of the valuation allowance amounts previously recorded against post-consummation net operating losses and temporary differences. The remaining valuation allowance reduction of $114 million is a result of the recognition of certain deferred tax assets realized in connection with the Hills Acquisition and therefore resulted in a corresponding reduction to goodwill previously recorded. The above referenced increase to paid-in-capital was reduced by a corresponding adjustment for approximately $1.6 million relating to certain prior year state income tax liabilities.

      A portion of the Ames deferred tax assets (including those created by the Hills Acquisition) continue to require a valuation allowance because of the uncertainty of future recognition of such deferred tax assets. In subsequent periods, Ames may further reduce the valuation allowance, provided that the possibility of utilization of the deferred tax asset is more likely than not expected to occur, as defined by SFAS No. 109.

      The Company has net operating loss carryovers of approximately $816 million, which are currently available without any annual limitation. These losses will expire between 2007 and 2020. Additionally, the Company has filed a $20 million refund claim under Section 172(f) of the Internal Revenue Code. The claim represents a 10-year carryback of qualified expenses and is currently under review by the Internal Revenue Service ("IRS"). The claim, if successful, will reduce net operating losses by approximately $47 million.

      In addition, Ames has targeted jobs tax credit carryovers of approximately $7 million, which will expire in 2007, and alternative minimum tax credit carryovers of approximately $4 million, which have no expiration period. Federal net operating loss carryovers for fiscal years subsequent to January 27, 1990 are subject to future adjustments, if any, by the IRS.

      As a result of the acquisition of the common stock of the Hills Stores Company, Ames has succeeded to the tax attributes of Hills, including net operating losses of $241 million and general business credits of $11 million. These tax attributes expire between 2000 and 2018. Ames also has succeeded to minimum tax credit carryforwards of $3 million, which do not expire. These tax attributes are significantly limited under Internal Revenue Code Sections 382 and 383, respectively, as a result of the change in control caused by the Hills Acquisition. The resulting deferred tax asset has been reduced accordingly.

      Ames has substantial potential state net operating loss carryovers. The utilizable amounts of such state operating losses have not been quantified because of the uncertainty related to the mix of future profits in specific states.

      The IRS has completed its audit of Hills for the 1991, 1992 and 1993 fiscal years. The final outcome of this examination did not have an adverse effect on the Company. Hills filed a claim for a refund of federal taxes for the subsequent years. The refund claim, which is pending from the IRS, could result in a refund of approximately $7.0 million. If the Company receives this refund amount, there will be a corresponding adjustment to goodwill recorded in connection with the Hills Acquisition.


9.    Benefit and Compensation Plans:

Retirement and Savings Plans

Ames Plan

      Ames has a defined contribution retirement and savings plan (the "Ames Retirement and Savings Plan") that is qualified under Sections 401(a) and 401(k) of the Internal Revenue Code of 1986, as amended, for employees who are classified as full-time and have at least 60 days of service, or who are part-time and have one year of service, and have completed at least 1,000 hours of service in a 12-month period. For each participant's contribution (up to a maximum of 5% of such participant's total compensation), the Company contributes to the Retirement and Savings Plan an amount equal to 50% of the first 4% and 100% of the next 1% contribution. Ames funds all administrative costs incurred by the plan. Ames' expense associated with this plan amounted to approximately $3.4 million, $3.3 million, and $3.0 million, in 1999, 1998 and 1997, respectively.

Hills Plan

      Hills has a defined contribution retirement and savings plan (the "Hills Retirement and Savings Plan ") that is qualified under Sections 401(a) and 401(k) of the Internal Revenue Code of 1986, as amended, for employees who are classified as full-time and have at least 60 days of service, or who are part-time and have one year of service and have completed at least 1,000 hours of service in a 12-month period. For each participant's contribution (up to a maximum of 5% of such participant's total compensation) Ames contributes an amount equal to 50% of the first 4% and 100% of the next 1% of contribution. Ames funds all administrative costs incurred by the plan. The expenses associated with this plan were $2.6 million for Fiscal 1999 and $0.3 million for Fiscal 1998.

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

The G.C. Murphy Company Life Insurance Plan

      The G.C. Murphy Company Life Insurance Plan (the "GCM Plan") granted a flat dollar amount (defined benefit) of group term life insurance at no cost to certain retired employees. This plan excludes G.C. Murphy Co. employees who retired from Ames after January 31, 1986. The amount of coverage varies by retiree, is payable only upon death, and has no loan or cash value. During 1997, the Company entered into a contract with an insurance company, which effectively transferred to the insurance company all future liabilities associated with the GCM Plan in exchange for fixed annual payments over ten years.

Annual Incentive Compensation Plan

      The Company has an Annual Incentive Compensation Plan (the "Annual Bonus Plan") that is subject to annual review by the Board of Directors. The Annual Bonus Plan provides annual incentive cash bonuses based on the achievement of the Company's financial goals for the year (and customer service goals for store and field management). There are approximately 1,500 members of management eligible under the plan. Bonus expense recorded under the plan was $9.4 million, $8.3 million, and $6.3 million for Fiscal 1999, 1998 and 1997, respectively.

Restricted Stock Awards

1995 Long Term Incentive Plan

       Pursuant to the Company's 1995 Long Term Incentive Plan (the "1995 Incentive Plan"), approved by the stockholders in May 1995, the Company may make awards of an aggregate of up to 500,000 shares of Common Stock and cash payment in an amount up to 50% of the fair market value (as defined in the 1995 Incentive Plan) of the Common Stock awarded, determined as of and paid on the vesting date. Each award under the 1995 Incentive Plan vests in full on the third anniversary of the date of grant of such award. Awards may be made to the Chief Executive Officer, any Executive Vice President and any Senior Vice President of the Company. Other than for death or disability, awards, which have not vested, are forfeited upon the termination of the employment of the executive.

      As of January 29, 2000, awards aggregating to 355,000 shares of Common Stock had been made to certain executives of the Company, 35,000 of which remain unvested.

1998 Incentive Plan

      Pursuant to the Company's 1998 Incentive Plan (as defined in Note 7), awards aggregating 180,000 shares of Common Stock were made to certain executives during Fiscal 1998. Awards aggregating 30,000 shares of Common Stock were made to certain executives during Fiscal 1999. Fifty percent (50%) of each stock award under the 1998 Incentive Plan vests on the fourth anniversary from the date of grant and 50% on the fifth anniversary. There is no cash payment to be made relative to the vesting of the grant.

      The shares for the outstanding awards under both the 1995 Incentive Plan and the 1998 Incentive Plan have been issued and are being held in custody by the Company on behalf of the grantees thereof. A portion of the estimated market value of the awards, including the cash, has been accrued as compensation expense as of January 30, 1999. The Company recorded as compensation expense for the 1995 Incentive Plan and the 1998 Stock Incentive Plan $1.3 million, $1.9 million, and $2.0 million during Fiscal 1999, 1998 and 1997, respectively.

Stock Appreciation Rights

      In June 1998, the Company extended the employment agreement with Joseph R. Ettore, Chief Executive Officer and President. In connection therewith, Mr. Ettore was granted 125,000 stock appreciation rights (SARs) which entitle Mr. Ettore to receive in cash upon exercise the excess of (a) the average closing price of a share of Common Stock during the twenty trading days prior to the exercise date over (b) $2.00. Mr. Ettore's SARs were exercisable on or after May 31, 1999.

     In August 1999, Mr. Ettore exercised 125,000 SARs. There are no remaining SARs issued or outstanding as of January 29, 2000.

Income Continuation Plan

      Certain officers of Ames participate in an Income Continuation Plan ("ICP"), which guarantees up to one year's salary in the event of termination other than for cause. As of January 29, 2000, the Company had no obligations under the ICP.

Key Employee Continuity Benefit Plan

      Ames has a Key Employee Continuity Benefit Plan (the "Continuity Plan") that covers all officers, Vice President and above, and certain other employees of Ames. If the employment of any participant in the Continuity Plan is terminated, other than for death, disability, cause (as defined in the Continuity Plan), or by the participant other than for good reason (as defined in the Continuity Plan), within 18 months after a change of control of Ames, the participant will receive a lump sum cash severance payment. The severance payment is 2.99 times Base Compensation for the President and Executive Vice Presidents, two times Base Compensation for Senior Vice Presidents and selected Vice Presidents and 1 times Base Compensation for other Vice Presidents. Base Compensation is defined generally as the sum of the participant's annual base compensation in effect immediately prior to the participant's termination plus one-third of the value of the cash and stock bonuses paid to the participant during the 36 months ending on the date of termination. For purposes of the Continuity Plan, a change of control includes but is not limited to the acquisition by any person of beneficial ownership of 20% or more of Ames outstanding voting securities or the failure of the individuals who constituted the Board of Directors at the beginning of any period of 12 consecutive months to continue to constitute a majority of the Board during such period.

Hills Post Retirement Benefits

      Hills has a retiree medical plan that provides medical benefits to eligible retirees of Hills. This plan is accounted for in accordance with Statement of Financial Accounting Standards No. 106: "Employers' Accounting for Post retirement Benefits Other Than Pensions" ("FAS 106"). This statement requires accrual of post retirement benefits during the years an employee provides services. Benefit costs were historically funded principally on a pay-as-you-go basis. During Fiscal 1999, the Plan was amended to restrict eligibility to employees who had attained age 61 with nine (9) years of service as of December 31, 1999. This change reduced the Company's liability for Post Retirement Benefit Costs by $2.6 million. The status of the plan is as follows:

                                                                                         January 29,        January 30,
                                                                                            2000               1999
                                                                                        --------------     --------------
                                                                                                (000's omitted)
      Accumulated post retirement benefit obligation ("APBO") for:
         Active employees.......................................................           $1,478             $2,293
         Retirees...............................................................              310                 61
                                                                                        --------------     --------------
                                                                                            1,788              2,354
      Plan assets at fair value.................................................             -                  -
      Unfunded APBO.............................................................            1,788              2,354
      Unrecognized actuarial gain...............................................             -                 1,442
                                                                                        --------------     --------------
      Accrued post retirement benefit cost......................................           $1,788             $3,796
                                                                                        ==============     ==============

      The assumed health care cost trend rate used in measuring the APBO was 7% in fiscal year 1999 grading down to 5% by fiscal year 2002 and remaining at that level thereafter. A one percentage point increase in the assumed health care cost trend rate would increase the APBO at the end of fiscal year 1999 by $52,300 (or by 3%) and the service and interest cost by $35,200 (or by 11%). Conversely, a one percentage point decrease in the assumed health care cost trend rate would decrease the APBO at the end of the fiscal year 1999 by $50,700 (or by 3%) and the service and interest cost by $28,800 (or by 9%). The assumed discount rate used in determining the APBO was 7%.


10.       Commitments and Contingencies:

Wage and Hour Litigation

     Since March 1995, the Company has been named as a defendant in several class action complaints which, allege that the Company was obligated to pay overtime to its hardlines and softlines assistant store managers. The Company has consistently stated its belief that these positions are appropriately designated as exempt positions not calling for overtime pay. The Company has settled several of these cases. These settlements have not required any change in the Company's treatment of the status of its hardlines and softlines assistant managers. The Company is vigorously defending one remaining case, which it does not believe represents a material exposure.

Other Matters

     In June 1999, the Company announced a $112 million, five-year, strategic outsourcing agreement with IBM to support core information technology systems for the corporate office and the stores. Under the agreement, IBM Global Services is responsible for all data center operations, which includes mainframe, midrange and client server systems; support for midrange systems in Ames' four distribution centers; and support for substantially all information systems equipment in all of the Ames stores. The Company expects that this agreement will cost less in service delivery than if it had not outsourced its information technology support.

      The Company is party to various claims and legal proceedings covering a wide range of matters that arise in the ordinary course of its business. The Company believes that its likely liability as to these matters will not have a material adverse effect on its consolidated financial position or results of operations.

11.        Supplemental Cash Flow Information:

                                                                                    Fiscal           Fiscal           Fiscal
                                                                                     1999             1998             1997
                                                                                     ----             ----             ----
                                                                                               (000's omitted)
  Cash paid for interest and income taxes were as follows:
         Interest...............................................................    $51,485          $12,166          $11,655
         Income taxes...........................................................      3,646              125               73
  Ames entered into other  non-cash  investing and
  financing  activities as follows:
         New capital lease obligations..........................................    $14,942          $25,859          $ 2,940
         Issuance of Common Stock under the 1998
         Incentive Plan.........................................................       -                   2             -

       Inventory increased $28.3 million in Fiscal 1999 when a purchase accounting valuation adjustment related to the Hills Acquisition was deemed to be no longer necessary and was eliminated, resulting in a corresponding reduction of goodwill. This increase in inventory is properly not reflected as a use of cash in the Consolidated Statement of Cash Flows.


12.   Fair Values of Financial Instruments:

      The Financial Accounting Standards Board requires disclosure of the fair value of financial instruments under Statement of Financial Accounting Standards No. 107, "Disclosures About Fair Value of Financial Instruments." The following methods and assumptions were used by the Company in estimating the fair value disclosures for its financial instruments.

      The Company's financial instruments as of January 29, 2000 and January 30, 1999 were cash and short-term investments, and long-term debt. For cash and short-term investments, the carrying amounts reported in the Consolidated Balance Sheets approximated fair values. For long-term debt obligations, the fair values were estimated using a discounted cash flow analysis (based upon the Company's incremental borrowing rates for similar types of borrowing arrangements).

      The  carrying   amounts  and  fair  values  of  the  Company's   financial
instruments at January 29, 2000 and January 30, 1999 were as follows:

                                                               Fiscal 1999                       Fiscal 1998
                                                               -----------                       -----------
                                                        Carrying           Fair           Carrying          Fair
                                                         Amount            Value           Amount           Value
                                                        --------         --------         --------        ---------
                                                                              (000's omitted)
      Cash and short-term investments............        $30,612         $30,612          $35,744         $35,744
      Long-term debt:
         Secured debt............................        174,544         174,544           44,935          44,935
         Unsecured debt..........................        247,225         236,758           50,875          50,875



13.   Store Closing Charges:

     The Company did not record any charges in connection with the closing of stores during Fiscal 1999. The Company spent approximately $9.5 million, $2.5 million and $13.9 million in Fiscal 1999, 1998 and 1997, respectively, related to store closing costs.

      In the fourth quarter of 1998, the Company recorded charges of $8.2 million in connection with the closing of seven stores that overlap markets with acquired Hills stores. The seven stores were closed during Fiscal 1999.

      In the fourth quarter of 1997, the Company recorded charges of $1.6 million in connection with the closing of two stores. The $1.6 million is classified in two line items: $1.0 million as store closing charge and $0.6 million as part of cost of merchandise sold.

      The following items represent the major components of the total charges recorded in January 1999 and 1998 in connection with store closings:

                                                                            Fiscal           Fiscal           Fiscal
      Item                                                                   1999             1998             1997
      ----                                                                   ----             ----             ----
                                                                                         (000's omitted)
      Lease costs.................................................           $  -              $ 6,254           $ 363
      Net fixed asset write-down..................................              -                1,161             394
      Severance costs.............................................              -                  370             113
      Other.......................................................              -                  437             130
                                                                           -----------    ---------------    ------------
      Store closing charge........................................              -                8,222           1,000
      Inventory write-down........................................              -                 -                560
                                                                           -----------    ---------------    ------------
      Total charges                                                             -              $ 8,222          $1,560
                                                                           ===========    ===============    ============

      The lease costs provided for in the store closing charge include all projected occupancy costs from date of closing until estimated lease disposition date.

     The remaining closed store reserve recorded at the end of Fiscal 1999 primarily reflects the anticipated costs of ongoing property lease commitments for previously announced closed stores and other related facility exit costs.



14.   Leased Department and Other Income:

      The following is a summary of the major components of the "Leased department and other income":

                                                                          Fiscal            Fiscal            Fiscal
                                 Item                                      1999              1998              1997
                                 ----                                      ----              ----              ----
                                                                                        (In thousands)

      Leased department income.................................           $25,378           $17,914          $16,592
      Concession and vending income............................             1,991             1,508            1,252
      Layaway service fees.....................................             3,736             2,644            2,605
      Gain on sale of assets, net..............................             2,479             1,350            1,084
      Various other............................................             8,106             6,748            3,536
                                                                        --------------    --------------    -------------
                                                                          $41,690           $30,164          $25,069
                                                                        ==============    ==============    =============


15.   Recently Issued Accounting Pronouncements:

     In June 1998 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, " Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The Statement also requires that changes in derivatives fair value be recognized currently in earnings unless specific hedge accounting criteria are met. SFAS No. 133 is effective, prospectively, for all fiscal quarters of all fiscal years beginning after June 15, 2000, with early adoption at the beginning of any fiscal quarter being permitted. Management is currently analyzing the impact of this new pronouncement on the Company's financial position and result of operations.


16.   Quarterly Financial Data (Unaudited):

     Summarized unaudited quarterly financial data (in thousands except for per share amounts) for the last three fiscal years are shown below.

                                                      First              Second          Third             Fourth
                                                    ----------         ----------      ----------        ----------
                                                                (In thousands, except per share data)

Fiscal 1999: (a)

    Net sales....................................... $  816,159          $ 859,975       $883,500         $1,277,220

    Gross margin....................................    238,586            258,953        245,045            378,884
    Income (loss) before cumulative effect
    adjustment......................................    (28,639)           (21,478)       (27,700)            96,051
    Income (loss) per diluted share before
    cumulative effect adjustment....................      (1.19)             (0.78)         (0.95)              3.23

    Net income (loss)...............................    (29,746)           (21,478)       (27,700)            96,051

    Net income (loss) per share-basic...............      (1.23)             (0.78)         (0.95)              3.30

                                diluted.............      (1.23)             (0.78)         (0.95)              3.23

Fiscal 1998:

    Net sales....................................... $  497,045(b)       $ 535,047(b)    $596,030(b)        $870,526(b)

    Gross margin....................................    138,434            156,836        163,094            262,623

    Net income (loss)...............................     (2,943)             8,386          6,000             22,387
    Net income (loss) per share-basic...............      (0.13)              0.37           0.26               0.96

                                diluted.............      (0.13)              0.35           0.25               0.92

Fiscal 1997:

    Net sales....................................... $  430,629(b)       $ 502,414(b)    $524,864(b)        $767,549(b)

    Gross margin....................................    118,984            146,863        148,081            215,554

    Net income (loss)...............................     (5,930)             7,378          3,519             29,579
    Net income (loss) per share-basic...............      (0.28)              0.34           0.16               1.32

                                diluted.............      (0.28)              0.31           0.15               1.23

(a) First three quarters restated to reflect the adoption of SAB No. 101 as of the beginning of Fiscal 1999 (see Note 1).
(b) Restated to reflect the effect of recording  promotional  coupons  issued by
    Ames  as  markdowns,   which  conforms  to  current   treatment  for  coupon
    accounting.


17.   Pro Forma Information (Unaudited):

      The following table reflects unaudited pro forma combined results of operations of the Company and Hills on the basis that the Hills Acquisition had taken place at the beginning of each of the fiscal years presented:

                                                                          Year Ended
                                                          January 30, 1999         January 31, 1998
                                                         ------------------       ------------------
                                                          (In Thousands, except per share amounts)
      Net sales....................................           $4,131,194               $4,001,392
      Net income (loss)............................              (54,903)                  27,635
      Earnings (loss) per common share.............               $(2.39)                   $1.27

      These unaudited pro forma results have been prepared for comparative purposes only. They do not purport to be indicative of the results of operations which actually would have resulted had the acquisition been consummated at the beginning of Fiscal 1997 or Fiscal 1998, or of future results of operations of the consolidated entities.

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


18.   Subsequent Events:

     In February 2000 the Company entered into an agreement with Goldblatt's Department Stores, Inc. to purchase the leases to six of their stores in Chicago, Illinois and one store in Gary, Indiana for a cash purchase price of $7.6 million. Completion of the purchase is expected in April 2000. Under the terms of the agreement, the Company will assume Goldblatt's leases for the seven stores. Goldblatt's will deliver the stores to the Company in "broom clean" condition.




                                                                                                           SCHEDULE II

                  AMES DEPARTMENT STORES, INC. AND SUBSIDIARIES
                        VALUATION AND QUALIFYING ACCOUNTS
                                 (In Thousands)


                            Balance at         Charged to                                                     Balance
                             Beginning          Cost and                                                      at End
Description                  of Period          Expense          Reclassifications         Deductions        of Period
-----------                  ---------          -------          -----------------         ----------       -----------

Fiscal 1999:

Store Closing Reserve           $59,768            -                 $5,170     (a)           ($9,470)         $55,468 (d)

Fiscal 1998:

Store Closing Reserve           $12,050             $8,222          $42,043     (b)           ($2,547)         $59,768

Fiscal 1997:

Store Closing Reserve           $24,438             $1,000             $519     (c)          ($13,907)         $12,050


(a)    Represents  an  adjustment  to the fair market value of assumed Hills
       store   closing   liabilities   recorded  in   connection   with  the
       finalization of the Hills Acquisition accounting and reclassification of other liabilities associated with closed stores.
(b)    Represents the store (and other facilities)  closing reserve assumed and recorded in connection with the Hills Acquisition.
(c)    Represents reclassifications of liabilities associated with closed stores and other reclassifications.
(d)    The majority of this reserve relates to ongoing property lease commitments for stores closed through Fiscal 1999.

                             E X H I B I T  I N D E X



                                                                                                    Cross-reference
Exhibit                                                                                              Or page number
Number                                             Exhibit                                            In Form 10-K
-------                                           ---------                                          --------------


2.1             Third  Amended and Restated Plan of  Reorganization  of the Ames
                Department  Stores,  Inc.  and other  members of the Ames Group,
                Citibank,  N.A. as Agent, the Parent Creditor's  Committee,  the
                Subsidiaries  Creditor's Committee,  the Bond-holders' Committee
                and  the   Employees'   Committee   dated   October   23,   1992
                (incorporated   herein  by   reference   to  Exhibit  2  of  the
                Registrant's  Report on Form 8-K filed  with the  Commission  on
                December 31, 1992).

2.2             Statement   of  Ames  Group  with  respect  to   conditions   to
                Consummation  of  Third  Amended  and  Restated  Joint  Plan  of
                Reorganization of Ames Department Stores,  Inc. other members of
                Ames Group,  Citibank,  N.A., the Parent  Creditor's  Committee,
                Subsidiaries  Creditors' Committee,  Bondholders'  Committee and
                Employees'  Committee  dated  December  28,  1992  (incorporated herein by reference to Exhibit 2B of the Registrant's  Report on
                Form 8-K filed with the Commission on December 31, 1992).

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

3.2             Form of  By-laws of  Ames  Department  Stores,  Inc. as  amended
                February 23,   1995   (incorporated   herein  by  reference   to
                Exhibit  3(b) of  the Registrant's  Annual  Report on Form  10-K
                for the  fiscal  year  ended January 28, 1995).

4.1 Specimen Certificate for shares of Common Stock, $.01 par value, of Ames Department Stores, Inc.

4.2             Series B Warrant  Certificate  for  Purchase of New Common Stock
                of  Ames  Department  Stores,  Inc.   (incorporated   herein  by
                reference to Form 8-A filed with the Commission on  December 11,
                1992).



                             E X H I B I T  I N D E X




                                                                                                    Cross-reference
Exhibit                                                                                              Or page number
Number                                             Exhibit                                            In Form 10-K
-------                                           --------                                         -----------------

4.3             Rights  Agreement,  dated  as  of  November  30,  1994,  between
                Ames  Department   Stores,   Inc.   and   Chemical   Bank,    as
                Rights  Agent (incorporated  herein by  reference  to  Exhibit 4 of the  Registrant's  Quarterly  Report on  Form  10-Q  for  the
                quarterly  period ended  October 29, 1994).

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

10.4 1994 Non-Employee Directors Stock Option Plan (incorporated by reference to the Registrant's definitive Proxy statement filed with the Commission on April 10, 1995).

10.5            1995 Long Term Incentive Plan (incorporated by  reference to the
                Registrant's definitive proxy statement filed with the Commission on April 10, 1995).

10.6            Employment   Agreement,   dated  June 1,  1998,   between   Ames
                Department   Stores, Inc. and  Joseph R. Ettore,   (incorporated
                herein by reference to Exhibit 10(j) of the  Registrant's Report on Form 8-K  filed  with the Commission on June 30, 1998).





                             E X H I B I T  I N D E X




                                                                                                    Cross-reference
 Exhibit                                                                                             Or page number
 Number                                            Exhibit                                            In Form 10-K
--------                                          ---------                                         ---------------


10.7            Second Amended and Restated Credit Agreement, dated December 31,
                1998,   among   certain   financial  institutions,  as  Lenders,
                BankAmerica Business Credit,   as  the   Administrative   Agent,
                and  Ames  FS,  Inc.,  Ames Merchandising Corporation, and Hills
                Department Store  Company,  (incorporated herein by reference to
                Exhibit 10(k) of the Registrant's Report on  Form 8-K filed with the Commission on January 15, 1999).

10.8            Post  Merger  Transition  and  Agency  Agreement,  dated  as  of
                December 31, 1998,  among the Gordon Brothers  Retail  Partners,
                LLC and The  Nassi  Group,  LLC,  Hills  Stores  Company,  Hills
                Department  Stores  Company and Ames  Merchandising  Corporation
                (incorporated herein by reference to Exhibit 10(l) of the Registrant's Report on Form 8-K filed with the Commission on January 15, 1999).

10.9 1998 Stock Incentive Plan (incorporated herein by reference to the Registrant's definitive proxy statement filed with the Commission on April 8, 1998).

10.10           Employment  Agreement,  dated March 23, 1999, between Ames
                Department Stores, Inc. and Denis Lemire (incorporated herein by reference to Exhibit 10 of the Registrant's Report on Form 8-K filed with the Commission on April 2, 1999).

10.11           Employment  Agreement,  dated March 23, 1999,  between  Ames
                Department Stores, Inc. and Rolando de Aguiar, (incorporated herein by reference to Exhibit 10 on Form 8-K filed with the Commission on April 2, 1999).

11              Schedule of  computation of  basic and  diluted net earnings per
                share.                                                                                      55

12              Ratio of Earnings to Fixed Charges                                                          56

21              Subsidiaries of the Registrant.                                                             57
