Form 10-Q
period 2000-04-29
AMES DEPARTMENT STORES INC
filed 2000-06-13
CIK 6071

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q



[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended    April 29, 2000


[   ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
           EXCHANGE ACT OF 1934

For the transition period from                     to

                         Commission File Number 1-05380

                          AMES DEPARTMENT STORES, INC.
             (Exact name of registrant as specified in its charter)


               Delaware                             4-2269444
               --------                             ---------
(State or other jurisdiction of         (I.R.S. Employer Identification Number)
 incorporation or organization)


2418 Main Street, Rocky Hill, Connecticut                       06067
-----------------------------------------                       -----
(Address of principal executive offices)                      (Zip Code)


Registrant's telephone number including area code:        (860) 257-2000



     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                 YES   X     NO




       29,404,587 shares of Common Stock were outstanding on May 26, 2000.


                            Exhibit Index on page 13

                        Page 1 of 17 (including exhibits)

                  AMES DEPARTMENT STORES, INC. AND SUBSIDIARIES

                                    FORM 10-Q

                      FOR THE QUARTER ENDED APRIL 29, 2000





                                    I N D E X



                                                                                                       Page

Part I:         Financial Information

     Item 1.        Consolidated Condensed Statements of Operations                                     3
                       for the Thirteen Weeks ended April 29, 2000 and
                       May 1, 1999

                    Consolidated Condensed Balance Sheets as of                                         4
                       April 29, 2000, January 30, 1999, and May 1,
                       1999

                    Consolidated Condensed Statements of Cash Flows                                     5
                       for the Thirteen Weeks ended April 29, 2000
                       and May 1, 1999

                    Notes to Consolidated Condensed Financial Statements                                6

     Item 2.        Management's Discussion and Analysis of Financial  10
                       Condition and Results of Operations

     Item 3.        Quantitative and Qualitative Disclosures about Market Risk                          12


Part II:        Other Information

     Item 1.        Legal Proceedings                                                                   13

     Item 4.        Submission of Matters to a Vote of Security Holders                                 13

     Item 6.        Exhibits and Reports on Form 8-K                                                    13

                                     PART I
Item 1.
                              FINANCIAL INFORMATION


                                             AMES DEPARTMENT STORES, INC. AND SUBSIDIARIES
                                            CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                               (In Thousands, Except Per Share Amounts)
                                                              (Unaudited)

                                                                                           For the Thirteen
                                                                                             Weeks Ended
                                                                                 -------------------------------------
                                                                                 ---------------- ---- ---------------


                                                                                    April 29,              May 1,
                                                                                      2000                  1999
                                                                                 ----------------      ---------------
                                                                                 ----------------      ---------------

Ames net sales                                                                          $830,657             $567,217
Hills net sales                                                                           -                   248,942
                                                                                 ----------------      ---------------
                                                                                 ----------------      ---------------
     Total net sales                                                                     830,657              816,159
     Leased department and other income                                                    9,259                8,400
                                                                                 ----------------      ---------------
                                                                                 ----------------      ---------------
Total revenue                                                                            839,916              824,559

Costs and expenses:
     Ames cost of merchandise sold                                                       602,924              409,250
     Hills cost of merchandise sold                                                       -                   168,323
     Ames selling, general and administrative expenses                                   247,415              176,171
     Hills operating expenses and agency fees                                             -                    89,257
     Depreciation and amortization expense, net                                           17,697               14,383
     Interest and debt expense, net                                                       18,792               11,922
                                                                                 ----------------      ---------------
                                                                                 ----------------      ---------------

Loss before income taxes                                                                (46,912)             (44,747)
Income tax benefit                                                                        17,827               16,108
                                                                                 ----------------      ---------------
                                                                                 ----------------      ---------------
Loss before cumulative effect of accounting change                                      (29,085)             (28,639)
Cumulative effect of accounting change, net of tax of $614                              -                     (1,107)
                                                                                 ----------------      ---------------
                                                                                 ----------------      ---------------

Net loss                                                                               ($29,085)            ($29,746)
                                                                                 ================      ===============
                                                                                 ================      ===============

Basic and diluted net loss per share:
     Before Cumulative Effect of Accounting Change                                       ($0.99)              ($1.19)
     Cumulative Effect of Accounting Change, net of tax                                    -                   (0.05)
                                                                                 ----------------      ---------------
                                                                                 ----------------      ---------------
     Net loss                                                                            ($0.99)              ($1.24)
                                                                                 ================      ===============
                                                                                 ================      ===============

Weighted average number of common shares outstanding                                      29,336               23,990
                                                                                 ================      ===============

(The accompanying Notes are an integral part of these consolidated condensed financial statements.)


                                             AMES DEPARTMENT STORES, INC. AND SUBSIDIARIES
                                                 CONSOLIDATED CONDENSED BALANCE SHEETS
                                               (In Thousands, Except Per Share Amounts)
                                                              (Unaudited)


                                                                                   April 29,       January 29,         May 1,
                                                                                     2000             2000              1999
                                                                                  ------------    --------------    -------------
                                            ASSETS
Current Assets:
     Cash and short-term investments                                                  $44,045           $30,612          $46,315
     Receivables                                                                       26,911            25,302           33,987
     Merchandise inventories                                                          987,919           831,387          702,288
     Deferred taxes, net                                                               46,681            28,854           16,108
     Prepaid expenses and other current assets                                         32,367            36,772           26,333
                                                                                  ------------    --------------    -------------
                                                                                  ------------    --------------    -------------
          Total current assets                                                      1,137,923           952,927          825,031

Fixed Assets                                                                          669,316           629,979          471,916
     Less - Accumulated depreciation and amortization                               (147,884)         (128,229)         (80,016)
                                                                                  ------------    --------------    -------------
                                                                                  ------------    --------------    -------------
          Net fixed assets                                                            521,432           501,750          391,900
                                                                                  ------------    --------------    -------------
                                                                                  ------------    --------------    -------------

Other assets and deferred charges                                                      62,557            57,256           48,973
Deferred taxes, net                                                                   346,055           346,055          102,406
Beneficial lease rights, net                                                           55,589            56,280           58,195
Goodwill, net                                                                          60,388            61,026          228,142
                                                                                  ------------    --------------    -------------
                                                                                  ------------    --------------    -------------
                                                                                   $2,183,944        $1,975,294       $1,654,647
                                                                                  ============    ==============    =============
                             LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
     Accounts payable:
          Trade                                                                      $328,441          $325,356         $275,552
          Other                                                                        86,113            96,224           75,767
                                                                                  ------------    --------------    -------------
                                                                                  ------------    --------------    -------------
               Total accounts payable                                                 414,554           421,580          351,319
                                                                                  ------------    --------------    -------------
Current portion of capital lease and financing
     obligations                                                                       22,057            22,086           17,799
Self-insurance reserves                                                                26,489            29,827           29,176
Accrued expenses and other current liabilities                                        136,405           133,110          256,011
Store closing reserves                                                                 54,303            55,468           58,789
                                                                                  ------------    --------------    -------------
                                                                                  ------------    --------------    -------------
     Total current liabilities                                                        653,808           662,071          713,094
                                                                                  ------------    --------------    -------------
                                                                                  ------------    --------------    -------------

Long-term debt                                                                        673,782           421,769          333,486
Capital lease and financing obligations                                               176,020           180,404          184,901
Other long-term liabilities                                                            56,708            57,916          105,844
Excess of revalued net assets over equity under fresh start reporting                  16,329            17,868           22,483
Commitments and contingencies (see Note 8)                                               -                 -                -
Stockholders' Equity:
     Preferred stock (3,000,000 shares authorized; no shares issued or outstanding at April 29, 2000, January 29, 2000 and May 1, 1999;
     par value per share $.01)                                                           -                 -                -
     Common stock (40,000,000 shares authorized; 29,403,987; 29,233,650 and 24,013,454 shares outstanding at April 29, 2000, January 29, 2000
     and May 1, 1999, respectively; par value per share $.01)                             296               293              240
     Additional paid-in capital                                                       531,857           530,744          237,243
     Retained earnings                                                                 76,058           105,143           58,270
     Treasury stock, at cost                                                            (914)             (914)            (914)
                                                                                  ------------    --------------    -------------
                                                                                  ------------    --------------    -------------
          Total stockholders' equity                                                  607,297           635,266          294,839
                                                                                  ------------    --------------    -------------
                                                                                  ------------    --------------    -------------
                                                                                   $2,183,944        $1,975,294       $1,654,647
                                                                                  ============    ==============    =============

(The accompanying Notes are an integral part of these consolidated condensed financial statements.)


                                             AMES DEPARTMENT STORES, INC. AND SUBSIDIARIES
                                            CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                                            (In Thousands)
                                                              (Unaudited)


                                                                                    For the Thirteen
                                                                                       Weeks Ended
                                                                         ----------------------------------------
                                                                         ----------------------------------------
                                                                             April 29,             May 1,
                                                                               2000                 1999
                                                                         ------------------  --------------------

                                                                         ------------------  --------------------
Cash flows from operating activities:
      Net loss                                                                   ($29,085)             ($29,746)
      Expenses not requiring the outlay of cash:
           Income tax benefit                                                     (17,827)              (16,724)
           Depreciation and amortization of fixed and other assets                  19,640                16,183
           Amortization of debt discounts and deferred financing costs               1,200                   969
                                                                         ------------------  --------------------
Cash used by operations before changes in working capital and
store closing activities                                                          (26,072)              (29,318)
Changes in working capital:
      Increase in receivables                                                      (1,609)               (3,743)
      Increase in merchandise inventories                                        (156,532)              (80,779)
      Decrease in accounts payable                                                 (7,026)              (49,438)
      Increase in accrued expenses and other current liabilities                     3,295                30,722
       Decrease (increase) in other working capital and other, net                   1,094              (19,072)
Changes due to store closing activities:
      Payments of store closing costs                                              (1,165)                 (979)
                                                                         ------------------  --------------------
                                                                         ------------------  --------------------
Net cash used for operating activities                                           (188,015)             (152,607)
                                                                         ------------------  --------------------
Cash flows from investing activities:
      Purchases of fixed assets                                                   (40,249)              (34,205)
      Purchases of leases                                                          (7,019)              (27,822)
                                                                         ------------------  --------------------
                                                                         ------------------  --------------------
Net cash used for investing activities                                            (47,268)              (62,027)
                                                                         ------------------  --------------------
Cash flows from financing activities:
       Borrowings under the revolving credit facility, net                         254,751                37,676
       Payments on debt and capital lease obligations                              (4,413)               (7,003)
       Repurchase of Hills Senior Notes                                             (2,738)                    -
       Proceeds from the issuance of senior notes                                        -               200,000
       Deferred financing costs                                                          -               (6,044)
       Proceeds from the exercise of options and warrants                            1,116                   576
                                                                         ------------------  --------------------
                                                                         ------------------  --------------------
Net cash provided by financing activities                                          248,716               225,205
                                                                         ------------------  --------------------
                                                                         ------------------  --------------------
Increase in cash and short-term investments                                         13,433                10,571
Cash and short-term investments, beginning of period                                30,612                35,744
                                                                         ------------------  --------------------
                                                                         ------------------  --------------------
Cash and short-term investments, end of period                                     $44,045               $46,315
                                                                         ==================  ====================

Supplemental disclosure of cash flow information:
       Cash paid during the period for:
           Interest and debt fees not capitalized                                  $20,206                $8,271
           Income taxes                                                              1,234                   355

(The accompanying Notes are an integral part of these consolidated condensed financial statements.)

                  AMES DEPARTMENT STORES, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                   (Unaudited)


1.       Basis of Presentation :

     In the opinion of management, the accompanying unaudited consolidated condensed financial statements of Ames Department Stores, Inc. (a Delaware corporation) and subsidiaries (collectively "Ames" or the "Company") contain all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of such financial statements for the interim periods. Due to the seasonality of the Company's operations, the results of its operations for the interim period ended April 29, 2000 may not be indicative of total results for the full year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations promulgated by the Securities and Exchange Commission (the "SEC"). Certain prior year amounts have been reclassified to conform to the presentation used for the current year. Pursuant to the indenture governing the Ames Senior Notes (as defined in Note 5), all of Ames' subsidiaries have jointly and severally guaranteed the Ames Senior Notes on a full and unconditional basis. Separate financial statements of those subsidiaries have not been included herein because management has determined that they are not material to investors.

     The consolidated condensed balance sheet at January 29, 2000 was obtained from audited financial statements previously filed with the SEC in the Company's Annual Report on Form 10-K for the fiscal year ended January 29, 2000 (the "1999 Form 10-K"). The accompanying unaudited consolidated condensed financial statements should be read in conjunction with the financial statements and Notes thereto included in the 1999 Form 10-K.

     In the fourth quarter of the year ended January 29, 2000 ("Fiscal 1999"), the Company adopted Staff Accounting Bulletin ("SAB") No. 101 "Revenue Recognition" as promulgated by the staff of the SEC effective retroactively to the first quarter of Fiscal 1999. Therefore, the consolidated condensed financial statements for the thirteen weeks ended May 1, 1999 have been adjusted accordingly. Reference can be made to the 1999 Form 10-K for additional discussion of the adoption of SAB No. 101 by the Company.

2.       Acquisition and Agency Agreement:

     Acquisition of Hills Stores Company

     On December 31, 1998, HSC Acquisition Corp. ("HSC"), a wholly owned subsidiary of the Company, acquired in excess of 80% of the outstanding voting stock of Hills Stores Company ("Hills") and approximately 74% of the outstanding Hills 12.5% senior notes. Subsequently, Hills was merged with HSC and became a wholly owned subsidiary of Ames Department Stores, Inc. In April 1999, Hills was merged with and into Ames Department Stores, Inc. The acquisition has been recorded under the purchase method of accounting.

     Total cash consideration for the acquisition of Hills was $129 million. Reference can be made to the 1999 Form 10-K for further discussion of the Hills acquisition.

     At the time of the acquisition Hills operated 155 discount department stores. During 1999, the Company remodeled and converted 151 of the Hills stores to Ames stores. The four remaining Hills stores along with seven other Ames stores were closed, because they were in locations that were either competitive with or were under-performing other Hills or Ames stores. The remodeling and conversion process was conducted in three stages, each stage involving approximately one third of the Hills stores. The first stage was completed in late April 1999; the second stage was completed in late July 1999; and the third stage was completed in late September 1999.

     Concurrent with the Hills acquisition, the Company entered into a transition and agency agreement (the "Agency Agreement") with Gordon Brothers Retail Partners, LLC and The Nassi Group, LLC (collectively the "Agent"), which provided that the Agent serve for a period of time to operate all of the acquired Hills stores and to conduct inventory liquidation sales at each of those stores prior to its scheduled remodeling or final closure. Accordingly, the Agent managed the sale of the inventory acquired in the Hills acquisition as well as certain other inventory identified in the Agency Agreement. The Agency Agreement entitled the Company to receive out of the sale proceeds a minimum amount equal to 40% of the initial retail value or ticketed selling price of the merchandise (the "Guaranteed Return"), with the possibility of a greater return if the sale proceeds exceeded a target percentage of initial retail value.
>

     The results of operations of Hills for the thirteen weeks ended May 1, 1999 have been included in the accompanying consolidated condensed financial statements. During the thirteen weeks ended May 1, 1999, the following accounting treatment has been applied to recognize the results of the Hills stores prior to their conversion to Ames stores during Fiscal 1999. Hills net sales have been recorded as "Hills Net Sales" and represent net sales achieved by the Hills stores prior to their conversion to Ames stores. "Hills Cost of Merchandise Sold" represents the cost of merchandise sold in connection with the above referenced sales as adjusted for the Guaranteed Return. "Hills Operating Expenses and Agency Fees" include the following: the associated store expenses incurred while operating the Hills stores prior to their conversion to Ames stores, which are reimbursable to the Company out of the proceeds of Hills merchandise sales per the Agency Agreement; the Agency Fee due to the Agent for the period presented; and other expenses (e.g. non-store payroll, non-store rent, etc.) associated with supporting the Hills stores prior to their conversion to Ames stores, which are not reimbursable under the Agency Agreement.

     Acquisition of Goldblatt's Leases

     In April 2000, the Company consummated its purchase of the leases for seven stores from Goldblatt's Department Stores, Inc. for a cash purchase price of $7.6 million.

     Reference can be made to the Fiscal 1999 Form 10-K for additional discussion of the Hills and Goldblatt's acquisitions.

3.       Net Income (Loss) Per Common Share:

     Net  income  (loss) per share was  determined  using the  weighted  average number of common shares outstanding. Diluted net loss per share was equal to basic net loss per share because inclusion of common stock equivalents would have been anti-dilutive. During the quarter ended April 29, 2000, 139,382 options were exercised and 100,000 Series B Warrants were converted. During the quarter ended May 1, 1999, 103,981 options were exercised and no warrants were converted.

4.       Inventories:

     Inventories are valued at the lower of cost, using the first-in,  first-out
(FIFO) method, or market and include the capitalization of transportation and distribution center costs.

5.       Debt:

     Credit Agreement

     On December 31, 1998, in connection with the acquisition of Hills, certain of the Company's subsidiaries entered into an agreement (the "Credit Agreement") with a syndicate of banks and financial institutions for whom Bank of America NT&SA is serving as agent. The Credit Agreement provides for a secured revolving credit facility of up to $650 million.

     The Credit Agreement is in effect until June 30, 2002 and is secured by substantially all of the assets of the Company. Reference can be made to the 1999 Form 10-K for additional discussion of the Credit Agreement and for descriptions of the Company's other obligations not discussed herein.

     As of April 29, 2000, borrowings of $429.3 million were outstanding under the Credit Agreement. These borrowings are included in long-term debt in the accompanying consolidated condensed balance sheet as of April 29, 2000. In addition, $21.5 and $4.2 million of standby and trade letters of credit, respectively, were outstanding under the Credit Agreement. The weighted average interest rate on the borrowings for the thirteen weeks ended April 29, 2000 was 7.8%. The peak borrowing level through April 29, 2000 was $429.3 million and occurred in April 2000.

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

     The Hills Senior Notes pay interest in January and June and mature July 2003. During the quarter ended April 29, 2000 the Company repurchased on the open market approximately $2.7 million face value of these notes.

     Reference can be made to the Fiscal 1999 Form 10-K for additional discussion of the Ames Senior Notes and Hills Senior Notes.

6.       Stock Options:

     The Company has three stock option plans (the "Option Plans"): the 1994 Management Stock Option Plan, the 1998 Stock Incentive Plan and the 1994 Non-Employee Directors Stock Option Plan.

     In October 1995, the Financial Accounting Standard Board issued SFAS No. 123 "Accounting for Stock Based Compensation." SFAS No. 123 established a fair-value based method of accounting for stock-based compensation; however, it allowed entities to continue accounting for employee stock based compensation under the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." The Company elected to account for the Option Plans under APB Opinion No. 25, under which no compensation cost has been recognized and adopt SFAS No. 123 through disclosure.

     If the Company had elected to recognize compensation cost for the Option Plans based on the fair value at the grant dates for awards under those plans, consistent with the method prescribed by SFAS No. 123, net loss and basic net loss per common share would have approximated the pro forma amounts indicated below:


                                                                               For the Thirteen Weeks Ended
                                                                           -------------------------------------
                                                                           -------------- ------ ---------------
                                  (In Thousands)                             April 29,               May 1,
                                                                               2000                   1999
                                                                           --------------        ---------------

                                                                           --------------        ---------------
                Net loss:
                As reported                                                    ($29,085)              ($29,746)
                Pro forma                                                      ($31,482)              ($31,329)

                Basic net loss per common share: (a)
                As reported                                                      ($0.99)                ($1.24)
                Pro forma                                                        ($1.07)                ($1.31)

[FN]
(a) Common stock equivalent shares have not been included because the effect would be anti-dilutive.


     The fair value of stock options used to compute pro forma net income and net income per diluted common share is the estimated present value as of the grant date using the Black-Scholes option-pricing model with the following weighted average assumptions: no dividend yield, expected option volatilities, a risk-free interest rate equal to U.S. Treasury securities with a maturity equal to the expected life of the option and an expected life from date of grant until option expiration date.

7.       Income Taxes:

     The Company's estimated annual effective income tax rate for each year was applied to the loss before income taxes for the thirteen weeks ended April 29, 2000 and May 1, 1999 to compute a non-cash income tax benefit. The income tax benefit is included in other current assets in the accompanying consolidated condensed balance sheet as of April 29, 2000 and May 1, 1999.

8.       Commitments and Contingencies:

     Reference can be made to the 1999 Form 10-K (Item 3 - Legal Proceedings) for various litigation involving the Company, for which there were no material changes since the filing date of the 1999 Form 10-K.


9.       Recently Issued Accounting Pronouncements:

     In June 1998, the Financial  Accounting  Standard Board issued statement of
Financial Accounting Standards (SFAS) No. 133, "Accounting for derivative instruments and Hedging Activities." This statement establishes Accounting and Reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement also requires that changes in a derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. SFAS No. 133 is effective, prospectively, for all fiscal quarters of all fiscal years beginning after June 15, 2000, with early adoption at the beginning of any fiscal quarter being permitted. Management is currently analyzing the impact of this new pronouncement on the Company's financial position and results of operations.




Item 2.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS



     The following discussion and analysis should be read in conjunction with the consolidated condensed financial statements and Notes presented in this report.

Results of Operations

     The consolidated results of operations for the quarter ended May 1, 1999 include the results of the former Hills stores during the period they were operated by Gordon Brothers and The Nassi Group under an agency agreement. These firms were engaged to operate the Hills stores until their closure and to liquidate the merchandise inventories.

     During the quarter ended May 1, 1999, Gordon Brothers and The Nassi Group completed the merchandise liquidation sales in 52 of the former Hills stores. Subsequent to the liquidation sales, the Company remodeled 50 of these stores during an eight-week period and, on April 19, 1999, the Company re-opened the remodeled stores as Ames stores. In addition, Gordon Brothers and The Nassi Group initiated the liquidation sales in 55 former Hills stores in late March and the final liquidation sales in 48 former Hills stores in early May.

     The following table illustrates the results of Ames' operations for the quarter ended April 29, 2000, as compared to the separate contributions of Ames' and Hills' operations and the other costs described below to the consolidated results of operations for the quarter ended May 1, 1999.


                                                                    ------------------------------------------------
                                                                           For The Thirteen Weeks Ended May 1, 1999
                                                                    ------------------------------------------------
                                                       For the      ------------------------------------------------
                                                      Thirteen
                 (In Thousands)                      Weeks Ended
                                                   April 29, 2000       Ames       Hills      Other       Total
                                                   --------------       ----       -----      -----       -----



Net sales                                                  $830,657     $567,217   $248,942     -          $816,159
Leased department and other income                            9,259        6,374      2,026     -             8,400
                                                  ------------------------------------------------------------------
Total revenue                                              $839,916     $573,591   $250,968     -          $824,559
Cost and expenses:
Cost of merchandise sold                                    602,924      409,250    168,323     -           577,573
Selling, general and administrative expenses                247,415      159,599     89,257     16,572      265,428
Depreciation and amortization expenses, net                  17,697        5,917      6,580      1,886       14,383
Interest and debt expense, net                               18,792        7,978      2,774      1,170       11,922
                                                  ------------------------------------------------------------------

Loss before income taxes and cumulative effect             (46,912)      (9,153)   (15,966)   (19,628)     (44,747)
Income tax benefit                                           17,827        3,295      5,747      7,066       16,108
                                                  ------------------------------------------------------------------
Loss before cumulative effect of accounting
change                                                     (29,085)      (5,858)   (10,219)   (12,562)     (28,639)

Cumulative effect of accounting change, net of
tax                                                           -          -           -         (1,107)      (1,107)
                                                  ------------------------------------------------------------------

Net loss                                                  ($29,085)     ($5,858)  ($10,219)  ($13,669)    ($29,746)
                                                  ==================================================================

     The Ames column represents (a) the results of the Ames store base, (b) the results of the converted Hills stores after their re-opening as Ames stores and
(c) certain expenses associated with the acquisition of Hills, including interest expense on the acquired Hills senior notes and a pro rata share of the amortization of goodwill recorded in connection with the acquisition.

     The Hills column represents (a) the results of operations for the Hills stores during the period that these stores were operated pursuant to the Gordon Brothers/Nassi Agency Agreement, including depreciation and interest expense directly associated with such stores and (b) Hills corporate overhead expenses, principally the Canton, MA facility.

     The Other column represents the expenses incurred during the period of remodeling the Hills stores (for example, pre-opening expenses incurred during the conversion or "dark" period) as well as certain other expenses.

     The unique circumstances under which Hills' operations were conducted through the quarter ended May 1, 1999 distort any direct comparison of the principal components of Ames' consolidated results for the quarters ended April 29, 2000 and May 1, 1999. In the discussion that follows, Ames' net sales, gross margin, and selling, general and administrative expenses for the quarter ended April 29, 2000 are compared to the Ames' results for the quarter ended May 1, 1999, exclusive of the Hills results and other expenses. The comparison of depreciation and amortization expense and interest and debt expense will be on a consolidated basis.

     Ames' net sales increased $263.4 million or 46% in the first quarter of 2000 compared to the prior year's first quarter. This increase is primarily a result of the inclusion of all 151 of the converted Hills stores in the Ames store base for the entire quarter compared to only 51 stores for two weeks during the quarter ended May 1, 1999. Comparable store sales increased 1.2% during the first quarter.

     Gross margin increased $69.8 million or 44% in the first quarter of 2000 from the first quarter of 1999. The increase is a result of the increased number of Ames stores, as previously discussed. Gross margin as a percentage of sales declined slightly from 27.8% to 27.4%. The decrease was mainly the result of slightly higher markdowns and changes in merchandise mix.

     Selling, general and administrative expenses increased $87.8 million or 55% as a result of the expanded Ames store base. Expenses as a percentage of sales increased from 27.8% to 29.5% primarily as a result of sales falling short of planned levels.

     Depreciation and amortization expense increased $3.3 million or 23%. The increase resulted primarily from a full quarter of additional depreciation on the remodeling expenditures associated with conversion of the former Hills stores.

     Interest expense increased $6.9 million or 58%. The increase is mainly attributed to a higher level of borrowings under our revolving credit facility as well as a full quarter's interest expense for the Ames Senior Notes issued in April of 1999.

     Our estimated annual effective income tax rate for each year was applied to the loss before income taxes for each period to compute a non-cash income tax benefit. The income tax benefits are included in current assets in the balance sheet as of April 29, 2000 and May 1, 1999.

Liquidity and Capital Resources

     Our principal sources of liquidity are our revolving credit facility, cash from operations and cash on hand. Our revolving credit facility, which expires June 20, 2002, provides credit of up to $650 million. Borrowings under the revolving credit facility are secured by substantially all of our assets. In addition, we are required to meet certain financial covenants if our availability under the credit facility falls below a specified level. During the first quarter we increased our drawings on the credit facility approximately $254.8 million but our availability did not fall below the specified level. Our peak borrowing level under the facility during the quarter ended April 29, 2000 was $429.3 million. We believe we will have sufficient liquidity to meet our financial obligations for the foreseeable future.

     Merchandise inventories increased $156.5 million from January 29, 2000 due primarily to an unexpected sales shortfall during the first quarter and a seasonal merchandise build up. Merchandise inventories increased $285.6 million from May 1, 1999 primarily as a result of fully stocking the converted Hills stores and changing inventory valuation in approximately two-thirds of those stores from liquidation value to cost.


     Trade accounts payable decreased approximately $7 million from January 29, 2000 primarily as a result of a slowdown in merchandise purchases in response to the first quarter sales shortfall. Trade accounts payable increased $63.2 million from May 1, 1999 due to the increase in merchandise inventories referenced above.

     Capital expenditures for the thirteen weeks ended April 29, 2000 totaled $40.2 million and for the balance of the year are estimated to be approximately $80.0 million. We adjust our plans for making such expenditures depending on the amount of internally generated funds.

     Net fixed assets increased $19.7 million from January 29, 2000 primarily due to $40.2 million in capital expenditures offset by $19.7 million in depreciation expense.

     In April 2000, the Company consummated its purchase of the leases for seven stores from Goldblatt's Department Stores, Inc. for a cash purchase price of $7.6 million. Six of the stores are located in Chicago, Illinois and one is in Gary, Indiana.

     Beneficial lease rights represent the excess of the fair market value of the acquired Hills leases over contract value of those leases. We are amortizing this amount over the terms of the related leases (which average approximately 25 years) using the straight-line method. Goodwill is being amortized over 25 years using the straight-line method.

     Long-term debt as of April 29, 2000 consisted of borrowings under our bank credit facility of $429.3 million, $200.0 million of the Ames senior notes issued in April 1999 and $44.5 million of the Hills senior notes that remained outstanding after the acquisition. The Hills senior notes became direct obligations of Ames as a result of the merger of Hills into Ames.

     Capital lease and financing obligations decreased $4.4 million from January 29, 2000 to April 29, 2000 due primarily to payments made on capital lease obligations. Capital lease and financing obligations decreased $4.6 million from May 1, 1999 to April 29, 2000 primarily as result of payments slightly exceeding new capital lease commitments.

     The net operating loss carryovers remaining after fiscal 1999, subject to any limitations pursuant to Internal Revenue code Sec 382, should offset income on which taxes would otherwise be payable in the next several years.

Note Concerning Forward-looking Statements

     Statements, other than those based on historical facts which address activities, events, or developments that the Company expects or anticipates may occur in the future are forward-looking statements which are based upon a number of assumptions concerning further conditions that may ultimately prove to be inaccurate. Actual events and results may materially differ from anticipated results described in any forward-looking statements. The Company's ability to achieve such results is subject to certain risks and uncertainties. Consequently, these cautionary statements qualify all of the forward-looking statements and there can be no assurance that the results or developments anticipated by the Company will be realized or that they will have the expected effects on the Company or its business or operations.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

     We have exposure to interest rate volatility primarily relating to interest rate changes applicable to revolving loans under our bank credit facility. These loans bear interest at rates which vary with changes in (i) the London Interbank Offered Rate (LIBOR) or (ii) a rate of interest announced publicly by Bank of America NT & SA.

     We do not speculate on the future direction of interest rates. As of April 29, 2000, approximately $429.3 million of our debt bore interest at variable rates. We believe that the effect, if any, of reasonably possible near-term changes in interest rates on our consolidated financial position, results of operations or cash flows would not be significant.

                                     PART II
                                OTHER INFORMATION


Item 1.           Legal Proceedings.

     Reference can be made to Item 3 - Legal Proceedings included in the Company's most recent Form 10-K for various litigation involving the Company, for which there were no material changes since the filing date of the Form 10-K.

Item 4.           Submission of Matters to a Vote of Security Holders.

     On May 15, 2000, the Company sent a notice of the annual meeting and a proxy statement to its stockholders. The notice of meeting announced that the Annual Meeting of Stockholders would be held Wednesday, June 21, 2000, to consider and act upon the following matters: (a) the election of six (6) directors for a term of one year or until their successor(s) have been elected and qualified; (b) the ratification and approval of the Associate Stock Purchase Plan; (c) the ratification and approval of the amended and restated 1998 Management Stock Incentive Plan; (d) the ratification and approval of the appointment of Arthur Andersen LLP as independent certified public accountants and auditors for the Company for the fiscal year ending February 03, 2001; and
(e) the transaction of such other business as may properly come before the meeting or any adjournment(s) thereof.

     The results of the meeting will be reported in the Quarterly Report for the Company's fiscal quarter ending July 29, 2000.

Item 6.           Exhibits and Reports on Form 8-K.

(a)      Index to Exhibits


                 Exhibit No.          Exhibit                                                             Page No.
                 -----------          -------                                                             --------

                 11                   Schedule of computation of basic and diluted net income (loss) per share    15

                 12                   Ratio of Earnings to Fixed Charges                                          16

                 21                   Subsidiaries of the Registrant                                              17

(b)      Reports on Form 8-K

                 Date of Report         Date of Filing      Item No.        Description
                 --------------         --------------      --------        -----------

                 May 19, 2000           May 19, 2000             5          Disclosure of the  Employment  Agreement
                                                                            dated  February  28, 2000  between  Ames
                                                                            Department   Stores,   Inc.   and  Grant
                                                                            Sanborn.

                                   SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                                                            AMES DEPARTMENT STORES, INC.
                                                                                    (Registrant)



Dated:               June 12, 2000                                /s/ Joseph R. Ettore
                                                                 ----------------------------------------------------
                                                                 Joseph R. Ettore, Chairman, Chief Executive
                                                                 Officer, and Director

Dated:               June 12, 2000                                /s/ Rolando de Aguiar
                                                                 ----------------------------------------------------
                                                                 Rolando de Aguiar, Senior Executive Vice President,
                                                                 Chief Financial and Administrative Officer



                                                                                                                         Exhibit 11

                                             AMES DEPARTMENT STORES, INC. AND SUBSIDIARIES
                                    SCHEDULE OF COMPUTATION OF BASIC AND DILUTED EARNINGS PER SHARE
                                               (In Thousands, Except Per Share Amounts)




                                                                               For the Thirteen Weeks Ended
                                                                               ----------------------------
                                                                          April 29, 2000           May 1, 1999
                                                                          --------------           -----------

Loss before Cumulative Effect adjustment                                     ($29,085)              ($28,639)
Cumulative Effect adjustment, net of tax                                         -                   (1,107)
                                                                        --------------------    -------------------
                                                                        --------------------    -------------------
     Net loss                                                                (29,085)                (29,746)
                                                                        ====================    ===================
                                                                        ====================    ===================
For Basic Earnings Per Share:
-----------------------------
Weighted average number of common shares
   outstanding during the period                                            29,336 (b)              23,990 (b)
Basic net loss per share:
Basic net loss per share before Cumulative Effect adjustment                 ($0.99)                 ($1.19)
Cumulative Effect Adjustment, net of tax                                         -                    (0.05)
                                                                        --------------------    -------------------
                                                                        --------------------    -------------------
     Basic net loss per share                                                 ($0.99)                ($1.24)
                                                                        ====================    ===================
                                                                        ====================    ===================
For Diluted Earnings Per Share:
-------------------------------
Weighted average number of common shares
   outstanding during the period                                            29,336 (b)                23,990
Add common stock equivalent shares represented by:
     Series B Warrants                                                          (a)                    (a)
     Series C Warrants                                                          (a)                    (a)
     Options under 1994 Management Stock Option Plan and 1998
        Stock Incentive Plan                                                    (a)                    (a)
     Options under 1994 Non-Employee Director Stock
        Option Plan                                                             (a)                    (a)
                                                                        --------------------    -------------------
                                                                        --------------------    -------------------
Weighted average number of common and common equivalent shares               29,336                  23,990
                                                                        ====================    ===================
                                                                        ====================    ===================
Diluted net loss per share before Cumulative Effect adjustment                ($0.99)                ($1.19)
Cumulative Effect Adjustment, net of tax                                         -                    (0.05)
                                                                        --------------------    -------------------
                                                                        --------------------    -------------------
     Diluted net loss per share                                               ($0.99)                ($1.24)
                                                                        ====================    ===================
                                                                        ====================    ===================

[FN]
(a) Common stock equivalents have not been included, because the effect would be anti-dilutive.
(b) The weighted average number of common shares outstanding is net of Treasury Stock.

                                                                                                                         Exhibit 12

                                             AMES DEPARTMENT STORES, INC. AND SUBSIDIARIES
                                                  RATIO OF EARNINGS TO FIXED CHARGES
                                                   (In Thousands, Except Ratio Data)



                                Quarter
                                 Ended                                  Fiscal Year Ended
                              -------------  -------------------------------------------------------------------------
                              -------------  -------------------------------------------------------------------------


                               April 29,     January 29,    January 30,    January 31,     January 25,    January 27,
                                  2000          2000           1999            1998           1997           1996
                              -------------  ------------   ------------   -------------   ------------   ------------
                              -------------  ------------   ------------   -------------   ------------   ------------

Income (loss) before income
    taxes, extraordinary
    item and cumulative
    effect adjustment             (46,912)      (31,355)         52,605          53,633         26,804        (1,618)

Add:
    Interest expense                18,792        60,843         15,253          11,600         19,043         24,116
    Interest component of
       rental expense                9,493        29,253         21,121          18,409         16,541         16,208
                              -------------  ------------   ------------   -------------   ------------   ------------
                              -------------  ------------   ------------   -------------   ------------   ------------

Earnings available for fixed
   charges                        (18,627)        58,741         88,979          83,642         62,388         38,706

Fixed Charges:
    Interest expense                18,792        60,843         15,253          11,600         19,043         24,116
    Interest component of
       rental expense                9,493        29,253         21,121          18,409         16,541         16,208
                              -------------  ------------   ------------   -------------   ------------   ------------
                              -------------  ------------   ------------   -------------   ------------   ------------

Total fixed charges                 28,285        90,096         36,374          30,009         35,584         40,324

Ratio of earnings to fixed
   charges                          (0.7x)          0.7x           2.4x            2.8x           1.8x           1.0x


     For the purpose of calculating the ratio of earnings to fixed charges, earnings consist of income before income taxes, extraordinary item and cumulative effect adjustment plus fixed charges (net of capitalized interest). Fixed charges consist of interest expense on all indebtedness and capitalized interest, amortized premiums, discounts and capitalized expenses related to indebtedness, and one-third of rent expense on operating leases representing that portion of rent expense deemed by us to be attributable to interest. For the quarter ended April 29, 2000 and the fiscal year ended January 29, 2000, the amount of additional earnings that would have been required to cover fixed charges for these periods was $46.9 million and $31.4 million, respectively.

                                                                                                                         Exhibit 21



                                            AMES DEPARTMENT STORES, INC. AND SUBSIDIARIES
                                                    SUBSIDIARIES OF THE REGISTRANT


     As of April 29, 2000, the subsidiaries of the Company were as follows:



                 Name                                                             State of Incorporation
                 ----                                                             ----------------------


AmesPlace.com, Inc. (f/k/a AmesMarketplace.com, Inc.)                                   Delaware

Ames Transportation Systems, Inc.                                                       Delaware

Ames Realty II, Inc.                                                                    Delaware

Ames FS, Inc.                                                                           Delaware

     AMD, Inc., a subsidiary of Ames FS, Inc.                                           Delaware

                  Ames Merchandising Corporation,  a subsidiary of AMD, Inc.            Delaware