Form 10-Q
period 2000-07-29
AMES DEPARTMENT STORES INC
filed 2000-09-11
CIK 6071

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q



[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended July 29, 2000
 ------------------------------------------------------------------------------


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF
                                      1934

                       For the transition period from to
 ------------------------------------------ ----------------------------------

                         Commission File Number 1-05380

                          AMES DEPARTMENT STORES, INC.
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)


               Delaware                                04-2269444
               --------                                ----------
(State or other jurisdiction of           (I.R.S.Employer Identification Number)
 incorporation or organization)


2418 Main Street, Rocky Hill, Connecticut                      06067
-----------------------------------------                      -----
(Address of principal executive offices)                     (Zip Code)


Registrant's telephone number including area code:         (860) 257-2000
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




     29,407,557 shares of Common Stock were outstanding on August 25, 2000.


                            Exhibit Index on page 15

                       Page 1 of 105 (including exhibits)

                  AMES DEPARTMENT STORES, INC. AND SUBSIDIARIES

                                    FORM 10-Q

                       FOR THE QUARTER ENDED JULY 29, 2000




                                    I N D E X




                                                                                                       Page

Part I:         FINANCIAL INFORMATION

     Item 1.        Consolidated Condensed Statements of Operations                                      3
                       for the Thirteen and Twenty-Six Weeks ended July 29,
                       2000 and July 31, 1999

                    Consolidated Condensed Balance Sheets as of                                         4
                       July 29, 2000, January 29, 2000, and July 31,
                       1999

                    Consolidated Condensed Statements of Cash Flows                                     5
                       for the Twenty-Six Weeks ended July 29, 2000
                       and July 31, 1999

                    Notes to Consolidated Condensed Financial Statements                                6

     Item 2.        Management's Discussion and Analysis of Financial                                   10
                       Condition and Results of Operations

     Item 3.        Quantitative and Qualitative Disclosures about Market Risk                          13


Part II:        OTHER INFORMATION

     Item 1.        Legal Proceedings                                                                   14

     Item 4.        Submission of Matters to a Vote of Security Holders                                 14

     Item 5.        Other Information                                                                   14

     Item 6.        Exhibits and Reports on Form 8-K                                                    15


                                     PART I
Item 1.

                             FINANCIAL INFORMATION

                  AMES DEPARTMENT STORES, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                    (In Thousands, Except Per Share Amounts)

                                                         (Unaudited)                          (Unaudited)
                                                       For the Thirteen                    For the Twenty-Six
                                                         Weeks Ended                          Weeks Ended
                                                -------------------------------    -----------------------------------
                                                  July 29,         July 31,           July 29,            July 31,
                                                    2000             1999               2000                1999
                                                -------------    --------------    ----------------    ---------------

Ames net sales                                     $ 872,034         $ 731,800         $ 1,702,691        $ 1,299,017
Hills net sales                                      -                 128,175            -                   377,117
                                                -------------    --------------    ----------------    ---------------
        Total net sales                              872,034           859,975           1,702,691          1,676,134
        Leased department and other income            10,544            11,570              19,803             19,970
                                                -------------    --------------    ----------------    ---------------
Total revenue                                        882,578           871,545           1,722,494          1,696,104

Cost and expenses:
        Ames cost of merchandise sold                630,881           517,260           1,233,805            926,510
        Hills cost of merchandise sold               -                  83,762            -                   252,085
        Ames selling, general and
             administrative expenses                 248,166           221,366             495,581            397,537
        Hills operating expenses and agency
             fees                                    -                  52,790            -                   142,047
        Depreciation and amortization
             expense, net                             17,240            16,304              34,937             30,687
        Interest and debt expense, net                21,953            13,621              40,745             25,543
                                                -------------    --------------    ----------------    ---------------

Net loss before income taxes                        (35,662)          (33,558)            (82,574)           (78,305)
Income tax benefit                                    13,551            12,080              31,378             28,188
                                                -------------    --------------    ----------------    ---------------

Net loss before cumulative effect
        adjustment                                  (22,111)          (21,478)            (51,196)           (50,117)

Cumulative effect adjustment, net of tax             -                 -                  -                   (1,107)
                                                -------------    --------------    ----------------    ---------------

Net loss                                          $ (22,111)        $ (21,478)         $  (51,196)        $  (51,224)
                                                =============    ==============    ================    ===============

Basic net loss per common share:
        Before cumulative effect adjustment     $     (0.75)     $      (0.78)     $        (1.74)     $       (1.94)
        Cumulative effect adjustment                 -                 -                  -                    (0.04)
                                                -------------    --------------    ----------------    ---------------
Net loss per share                              $     (0.75)     $      (0.78)     $        (1.74)     $       (1.98)
                                                =============    ==============    ================    ===============

Basic weighted average number of
         common shares outstanding                    29,404            27,706              29,365             25,914
                                                =============    ==============    ================    ===============


         (The  accompanying  Notes are an  integral  part of these  consolidated condensed financial statements.)





                  AMES DEPARTMENT STORES, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                    (In Thousands, Except Per Share Amounts)

                                                                                (Unaudited)                         (Unaudited)
                                                                               --------------    --------------    --------------
                                                                                 July 29,         January 29,        July 31,
                                                                                   2000              2000              1999
                                                                               --------------    --------------    --------------
                                            ASSETS

Current Assets:
     Cash and short-term investments                                               $  31,305         $  30,612          $ 36,404
     Receivables                                                                      32,262            25,302            32,771
     Merchandise inventories                                                         885,894           831,387           807,357
     Deferred taxes, net                                                              60,232            28,854            28,188
     Prepaid expenses and other current assets                                        41,402            36,772            31,147
                                                                               --------------    --------------    --------------
          Total current assets                                                     1,051,095           952,927           935,867

Fixed Assets                                                                         706,522           629,979           527,345
     Less - Accumulated depreciation and amortization                              (167,245)         (128,229)          (95,737)
                                                                               --------------    --------------    --------------
          Net fixed assets                                                           539,277           501,750           431,608
                                                                               --------------    --------------    --------------
Other assets and deferred charges                                                     60,850            57,256            63,232
Deferred taxes, net                                                                  346,055           346,055           102,406
Beneficial lease rights, net                                                          54,899            56,280            57,507
Goodwill, net                                                                         59,750            61,026           197,471
                                                                               --------------    --------------    --------------
                                                                                  $2,111,926       $ 1,975,294       $ 1,788,091
                                                                               ==============    ==============    ==============
                             LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
     Accounts payable:
          Trade                                                                    $ 227,834         $ 325,356         $ 343,981
          Other                                                                       93,152            96,224            72,315
                                                                               --------------    --------------    --------------
               Total accounts payable                                                320,986           421,580           416,296
                                                                               --------------    --------------    --------------
Current portion of capital lease and financing
     obligations                                                                      22,057            22,086            19,801
Self-insurance reserves                                                               28,346            29,827            29,085
Accrued expenses and other current liabilities                                       112,144           133,110           229,101
Store closing reserves                                                                52,667            55,468            56,130
                                                                               --------------    --------------    --------------
     Total current liabilities                                                       536,200           662,071           750,413
                                                                               --------------    --------------    --------------

Long-term debt                                                                       752,761           421,769           257,085
Capital lease and financing obligations                                              170,220           180,404           183,559
Other long-term liabilities                                                           52,761            57,916           115,020
Excess of revalued net assets over equity under
     fresh-start reporting                                                            14,791            17,868            20,944
Commitments and contingencies (see Note 8)
Stockholders' Equity:
     Preferred stock (3,000,000 shares authorized; no shares issued or outstanding at July 29, 2000, January 29, 2000 and July 31, 1999;
        par value per share $.01)                                                          -                 -                 -
     Common stock  (40,000,000  shares  authorized;  29,404,587;  29,233,650 and
        29,166,639 shares outstanding at July 29, 2000, January 29, 2000
        and July 31, 1999, respectively; par value per share $.01)                       296               293               292
     Additional paid-in capital                                                      531,872           530,744           424,900
     Retained earnings                                                                53,947           105,143            36,792
     Treasury stock, at cost                                                           (922)             (914)             (914)
                                                                               --------------    --------------    --------------
          Total stockholders' equity                                                 585,193           635,266           461,070
                                                                               --------------    --------------    --------------
                                                                                  $2,111,926        $1,975,294       $ 1,788,091
                                                                               ==============    ==============    ==============

                  (The  accompanying   Notes  are  an  integral  part  of  these consolidated condensed financial statements.)


                  AMES DEPARTMENT STORES, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (In Thousands)

                                                                                       (Unaudited)
                                                                                   For the Twenty-Six
                                                                                       Weeks Ended
                                                                         ----------------------------------------
                                                                             July 29,             July 31,
                                                                               2000                 1999
                                                                         ------------------  --------------------

Cash flows from operating activities:
      Net loss                                                                 $  (51,196)           $  (51,224)
      Expenses not requiring the outlay of cash:
           Income tax benefit                                                     (31,378)              (28,188)
           Depreciation and amortization of fixed and other assets                  38,988                32,008
           Amortization of debt discounts and deferred financing costs               2,400                 2,610
                                                                         ------------------  --------------------
Cash used by operations before changes in working capital and
store closing activities                                                          (41,186)              (44,794)
Changes in working capital:
      Increase in receivables                                                      (6,960)               (2,527)
      Increase in merchandise inventories                                         (54,507)             (157,516)
      (Decrease) increase in accounts payable                                    (100,594)                15,539
      (Decrease) increase in accrued expenses and other current liabilities       (22,447)                 3,782
       Increase in other working capital and other, net                            (9,072)              (13,984)
Changes due to store closing activities:
      Payments of store closing costs                                              (2,801)               (3,386)
                                                                         ------------------  --------------------
Net cash used for operating activities                                           (237,567)             (202,886)
                                                                         ------------------  --------------------
Cash flows from investing activities:
      Purchases of fixed assets                                                   (76,574)              (83,614)
      Purchases of leases                                                          (7,026)              (42,835)
                                                                         ------------------  --------------------
Net cash used for investing activities                                            (83,600)             (126,449)
                                                                         ------------------  --------------------
Cash flows from financing activities:
      Borrowings (payments) under the revolving credit facility, net               333,844              (38,725)
      Payments on debt and capital lease obligations                              (10,256)              (12,854)
      Repurchase of Hills Senior Notes                                             (2,852)                     -
      Purchase of treasury stock                                                       (8)                     -
      Proceeds from the issuance of senior notes                                         -               200,000
      Proceeds from the issuance of common stock, net                                    -               187,484
      Payments of deferred financing costs                                               -               (6,712)
      Proceeds from the exercise of options and warrants                             1,132                   802
                                                                         ------------------  --------------------
Net cash provided by financing activities                                          321,860               329,995
                                                                         ------------------  --------------------
Increase in cash and short-term investments                                            693                   660
Cash and short-term investments, beginning of period                                30,612                35,744
                                                                         ------------------  --------------------
Cash and short-term investments, end of period                                   $  31,305             $  36,404
                                                                         ==================  ====================

Supplemental  disclosure of cash flow  information:
        Cash paid during the period for:
           Interest and debt fees not capitalized                                 $ 35,882              $ 19,305
           Income taxes                                                              1,654                 1,735


         (The  accompanying   Notes  are  an  integral  part  of  these consolidated condensed financial statements.)

                  AMES DEPARTMENT STORES, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                   (Unaudited)


1.       Basis of Presentation :

         In the opinion of management, the accompanying unaudited consolidated condensed financial statements of Ames Department Stores, Inc. (a Delaware corporation) and subsidiaries (collectively "Ames" or the "Company") contain all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of such financial statements for the interim periods. Due to the seasonality of the Company's operations, the results of its operations for the interim period ended July 29, 2000 may not be indicative of total results for the full year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations promulgated by the Securities and Exchange Commission (the "SEC"). Certain prior year amounts have been reclassified to conform to the presentation used for the current year. Pursuant to the indenture governing the Ames Senior Notes (as defined in Note 5), all of Ames' subsidiaries have jointly and severally guaranteed the Ames Senior Notes on a full and unconditional basis. Separate financial statements of those subsidiaries have not been included herein because management has determined that they are not material to investors.

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

         In the fourth quarter of the year ended January 29, 2000 ("Fiscal 1999"), the Company adopted Staff Accounting Bulletin ("SAB") No. 101 "Revenue Recognition" as promulgated by the staff of the SEC, effective retroactively to the first quarter of Fiscal 1999. Therefore, the consolidated condensed financial statements for the thirteen and twenty-six weeks ended July 31, 1999 have been adjusted accordingly. Reference can be made to the 1999 Form 10-K for additional discussion of the adoption of SAB No. 101 by the Company.

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

         At the time of the acquisition, Hills operated 155 discount department stores. During 1999, the Company remodeled and converted 151 of the Hills stores to Ames stores. The four remaining Hills stores, along with seven other Ames stores, were closed because they were in locations that were either competitive with or were under-performing other Hills or Ames stores. The remodeling and conversion process was conducted in three stages, each stage involving approximately one third of the Hills stores. The first stage was completed in late April 1999; the second stage was completed in late July 1999; and the third stage was completed in late September 1999.

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

         The results of operations of Hills for the thirteen and twenty-six weeks ended July 31, 1999 have been included in the accompanying consolidated condensed financial statements. During the thirteen and twenty-six weeks ended July 31, 1999, the accounting treatment described below has been applied to recognize the results of the Hills stores prior to their conversion to Ames stores during Fiscal 1999. Hills net sales have been recorded as "Hills Net Sales" and represent net sales achieved by the Hills stores prior to their conversion to Ames stores. "Hills Cost of Merchandise Sold" represents the cost of merchandise sold in connection with the above referenced sales as adjusted for the Guaranteed Return. "Hills Operating Expenses and Agency Fees" include the following: the associated store expenses incurred while operating the Hills stores prior to their conversion to Ames stores, which were reimbursable to the Company out of the proceeds of Hills merchandise sales per the Agency Agreement; the Agency Fee due to the Agent for the period presented; and other expenses (e.g. non-store payroll, non-store rent, etc.) associated with supporting the Hills stores prior to their conversion to Ames stores, which were not reimbursable under the Agency Agreement.

         Acquisition of Goldblatt's Leases

         In April 2000, the Company consummated its purchase of the leases for seven stores from Goldblatt's Department Stores, Inc. for a cash purchase price of $7.0 million.

         Reference can be made to the 1999 Form 10-K for additional discussion of the Hills acquisition.

3.       Net Loss Per Common Share:

         Net loss per share was determined using the weighted average number of common shares outstanding. Diluted net loss per share was equal to basic net loss per share because inclusion of common stock equivalents would have been anti-dilutive. During the quarter ended July 29, 2000, options representing 1,600 shares were exercised. During the quarter ended July 31, 1999, 28,690 options were exercised.

4.       Inventories:

         Inventories are valued at the lower of cost, using the first-in, first-out (FIFO) method, or market and include the capitalization of transportation and distribution center costs.

5.       Debt:

         Credit Agreement

         On December 31, 1998, in connection with the acquisition of Hills, certain of the Company's subsidiaries entered into an agreement (the "Credit Agreement") with a syndicate of banks and financial institutions for which Bank of America, N.A. is serving as agent. As of July 25, 2000, the Company entered into a Seventh Amendment and Waiver Agreement (the "Seventh Amendment") with its lenders which provided, among other things, for increasing the bank credit facility revolving line of credit to up to $705 million and which increased the advance rate on inventory.

         The Credit Agreement is in effect until June 30, 2002 and is secured by substantially all of the assets of the Company. Reference can be made to the 1999 Form 10-K and Part II, Item 5 of this Form 10-Q for additional discussion of the Credit Agreement and applicable amendments as well as descriptions of the Company's other obligations not discussed herein.

         As of July 29, 2000, borrowings of $508.4 million were outstanding under the Credit Agreement. These borrowings are included in long-term debt in the accompanying consolidated condensed balance sheet as of July 29, 2000. In addition, $21.7 and $3.0 million of standby and trade letters of credit, respectively, were outstanding under the Credit Agreement. The weighted average interest rate on the borrowings for the twenty-six weeks ended July 29, 2000 was 7.94%. The peak borrowing level through July 29, 2000 was $519.0 million and occurred in July 2000.

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

         Reference can be made to the 1999 Form 10-K for additional discussion of the Ames Senior Notes and Hills Senior Notes.

6.       Stock Options:

         The Company has four stock option plans (the "Option Plans"): the 1994 Management Stock Option Plan, the 1994 Non-Employee Directors Stock Option Plan, the 1998 Management Stock Incentive Plan, as amended and restated and the 2000 Store Manager Stock Option Plan.

         In October 1995, the Financial Accounting Standard Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 123 "Accounting for Stock Based Compensation," which established a fair-value based method of accounting for stock-based compensation. SFAS No. 123 did, however, allow entities to continue accounting for employee stock based compensation under the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." The Company elected to account for the Option Plans under APB Opinion No. 25, under which no compensation cost has been recognized and adopt SFAS No. 123 through disclosure.

         If the Company had elected to recognize compensation cost for the Option Plans based on the fair value at the grant dates for awards under those plans, consistent with the method prescribed by SFAS No. 123, net loss and basic net loss per common share would have approximated the pro forma amounts indicated below:

                                                            For the Thirteen                For the Twenty-Six
                                                               Weeks Ended                     Weeks Ended
                                                       ----------------------------    -----------------------------
                                                       ------------ -- ------------    ----------- -- --------------
                          (In Thousands)                July 29,        July 31,        July 29,        July 31,
                                                          2000            1999            2000            1999
                                                       ------------    ------------    -----------    --------------
              Net loss:
              As reported                                $(22,111)       $(21,478)      $(51,196)         $(51,224)
              Pro forma                                  $(24,645)       $(23,812)      $(56,097)         $(54,941)

              Basic net loss per common share: (a)
              As reported                                  $(0.75)         $(0.78)        $(1.74)           $(1.98)
              Pro forma                                    $(0.84)         $(0.86)        $(1.91)           $(2.12)

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

7.       Income Taxes:

         The Company's estimated annual effective income tax rate for each year was applied to the loss before income taxes for the thirteen and twenty-six weeks ended July 29, 2000 and July 31, 1999 to compute a non-cash income tax benefit. The income tax benefit is included in current deferred taxes in the accompanying consolidated condensed balance sheet as of July 29, 2000 and July 31, 1999.

         In Note 8 to the Notes to Consolidated Financial Statements in the 1999 Form 10-K, the Company reported it had filed a $20 million refund claim under Section 172 (f) of the Internal Revenue Code and that the claim was under review by the Internal Revenue Service ("IRS"). The Company has recently received from the IRS an adverse Technical Advice Memorandum ("TAM"). The positions set forth in the TAM would have the effect of denying all or virtually all of the refund claim. The Company is presently considering what further action to take.

8.       Commitments and Contingencies:

         Reference can be made to the 1999 Form 10-K (Item 3 - Legal Proceedings) for various litigation involving the Company, for which there were no material changes since the filing date of the 1999 Form 10-K.

9.       Recently Issued Accounting Pronouncements:

         In June 1998, the FASB issued SFAS No. 133, "Accounting for derivative instruments and Hedging Activities." In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," an amendment of SFAS No. 133. These statements establish accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The statements also require that changes in a derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. The statements are effective, prospectively, for all fiscal quarters of all fiscal years beginning after June 15, 2000. Management is currently analyzing the impact of this new pronouncement on the Company's financial position and results of operations.

Item 2.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS



The following discussion and analysis should be read in conjunction with the consolidated condensed financial statements and footnotes presented in this report.

Results of Operations
---------------------

The consolidated results of operations for the thirteen weeks and twenty-six weeks ended July 31, 1999 include the results of the former Hills stores during the period they were operated by Gordon Brothers, LLC and The Nassi Group, LLC under an agency agreement. These firms were engaged to operate the Hills stores until their closure and to liquidate the merchandise inventories.

During the quarter ended July 31, 1999, Gordon Brothers, LLC and The Nassi Group, LLC completed the merchandise liquidation sales in 103 of the Hills stores. Subsequent to the liquidation sales, we closed two of the stores and began remodeling the remaining 101 stores. In July of 1999, 54 of the 101 stores were re-opened as Ames stores. The remaining 47 stores were re-opened as Ames stores in September of 1999.

The following tables illustrate the results of Ames' operations for the thirteen and twenty-six weeks ended July 29, 2000, as compared to the separate contributions of Ames' and Hills' operations and the other costs described below to the consolidated results of operations for the thirteen and twenty-six weeks ended July 31, 1999.

                                                       For the
                                                      Thirteen
                                                     Weeks Ended             For The Thirteen Weeks Ended
                                                    July 29, 2000                    July 31, 1999
                                                    -------------      ---------------------------------------------
                 (In Thousands)                     Consolidated        Ames       Hills      Other       Total
                                                    ------------        ----       -----      -----       -----
Net sales                                                  $872,034     $731,800   $128,175     $-         $859,975
Leased department and other income                           10,544       10,228      1,342     -            11,570
                                                  ------------------   ---------------------------------------------
Total revenue                                               882,578      742,028    129,517     -           871,545
Costs and expenses:
Cost of merchandise sold                                    630,881      517,260     83,762     -           601,022
Selling, general and administrative expenses                248,166      191,266     52,790     30,100      274,156
Depreciation and amortization expenses, net                  17,240       10,606      3,813      1,885       16,304
Interest and debt expense, net                               21,953       11,439      1,388        794       13,621
                                                  ------------------   ---------------------------------------------

(Loss) income before income taxes                          (35,662)       11,457   (12,236)   (32,779)     (33,558)
Income tax benefit (provision)                               13,551      (4,124)      4,404     11,800       12,080
                                                  ------------------   ---------------------------------------------

Net (loss) income                                         $(22,111)       $7,333   $(7,832)  $(20,979)    $(21,478)
                                                  ==================   =============================================


                                                       For the
                                                     Twenty-Six
                                                     Weeks Ended            For The Twenty-Six Weeks Ended
                                                    July 29, 2000                    July 31, 1999
                                                    -------------     ----------------------------------------------
                 (In Thousands)                     Consolidated        Ames       Hills      Other       Total
                                                    ------------        ----       -----      -----       -----
Net sales                                                $1,702,691   $1,299,017   $377,117     $-       $1,676,134
Leased department and other income                           19,803       16,602      3,368     -            19,970
                                                  ------------------------------------------------------------------
Total revenue                                             1,722,494    1,315,619    380,485     -         1,696,104
Costs and expenses:
Cost of merchandise sold                                  1,233,805      926,510    252,085     -         1,178,595
Selling, general and administrative expenses                495,581      350,865    142,047     46,672      539,584
Depreciation and amortization expenses, net                  34,937       16,523     10,393      3,771       30,687
Interest and debt expense, net                               40,745       19,417      4,162      1,964       25,543
                                                  ------------------------------------------------------------------

Loss before income taxes and cumulative effect             (82,574)        2,304   (28,202)   (52,407)     (78,305)
Income tax benefit (provision)                               31,378        (829)     10,151     18,866       28,188
                                                  ------------------------------------------------------------------
Loss before cumulative effect of accounting
change                                                     (51,196)        1,475   (18,051)   (33,541)     (50,117)

Cumulative effect of accounting change, net of
tax                                                       -              -           -         (1,107)      (1,107)
                                                  ------------------------------------------------------------------
Net loss                                                  $(51,196)       $1,475  $(18,051)  $(34,648)    $(51,224)
                                                  ==================================================================

The Ames column, represents (a) the results of the Ames store base, (b) the results of the converted Hills stores and (c) certain expenses associated with the acquisition of Hills, including the interest expense on the acquired Hills senior notes and a pro-rata share of the amortization of the goodwill recorded in connection with the acquisition.

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

The unique circumstances under which Hills operations were conducted through the thirteen and twenty-six weeks ended July 31, 1999 distort any direct comparison of the principal components of Ames consolidated results for the thirteen and twenty-six weeks ended July 29, 2000 and July 31, 1999. In the discussion that follows, the Ames net sales, gross margin, and selling, general and administrative expenses for the thirteen and twenty-six weeks ended July 29, 2000 are compared to the Ames results for the thirteen and twenty-six weeks ended July 31, 1999, exclusive of the Hills results and other expenses. The comparison of the depreciation and amortization expense and interest and debt expense is on a consolidated basis.

Ames' net sales increased $140.2 million or 19.2% during the second quarter of 2000 compared to the second quarter of 1999. Ames' net sales for the twenty-six weeks ending July 29, 2000 increased $403.7 million or 31.1% compared to the first half of 1999. Both increases are primarily the result of the inclusion of all 151 of the converted Hills stores in the Ames store base for the periods in fiscal 2000 compared to fifty-one stores for the entire second quarter in fiscal 1999 and an additional 54 stores for a portion of July in 1999. Comparable store sales decreased 2.5% for the second quarter and 0.9% for the twenty-six weeks ended July 29, 2000.

Gross margin increased $26.6 million during the second quarter and $96.4 million for the twenty-six weeks ended July 29, 2000 compared to the same period in 1999. The increase is a result of the increased Ames store base as previously discussed. Gross margin as a percentage of sales declined from 29.3% to 27.7% during the second quarter and from 28.7 % to 27.5 % for the year-to-date period compared to the same period in 1999. The decrease is the result of higher markdowns and a lower markup percentage, partially reflecting changes in the merchandise mix.

Selling, general and administrative expenses increased $56.9 million and $144.7 million for the thirteen and twenty-six weeks ended July 29, 2000, respectively, primarily as a result of the expanded Ames store base. Expenses as a percentage of sales increased from 26.1% to 28.5% and 27.0% to 29.1 % for those periods versus the comparable periods in fiscal 1999. The increase was primarily a result of sales falling short of planned levels and $12.1 million of pre-opening expense included in this year's expense amount.

Depreciation and amortization expense increased $0.9 million and $4.2 million for the thirteen and twenty-six weeks ended July 29, 2000, respectively, compared to the same periods in 1999. The increase was primarily the result of additional depreciation associated with the remodeling expenditures incurred during the conversion of the former Hills stores.

Interest expense increased $8.3 million and $15.2 million for the thirteen and twenty-six weeks ended July 29, 2000, respectively, compared to the same periods in 1999. The increase is mainly attributable to a higher level of borrowings under our revolving credit facility as well as interest expense associated with the Ames Senior Notes issued in April of 1999.

     Our estimated annual effective income tax rate for each year was applied to the loss before income taxes for each period to compute a non-cash income tax benefit. The income tax benefits are included in current deferred taxes in the consolidated condensed balance sheet as of July 29, 2000 and July 31, 1999.

Liquidity and Capital Resources
-------------------------------

Our principal sources of operating funds are our bank credit facility, cash from operations and cash on hand. As of July 25, 2000, we entered into a Seventh Amendment and Waiver Agreement (the "Seventh Amendment") with our lenders which provided, among other things, for increasing the bank credit facility revolving line of credit to up to $705 million and which increased the advance rate on inventory. The Seventh Amendment was designed to give us increased flexibility and additional operating funds during the seasonal inventory build-up period beginning August and ending in November. Borrowings under the bank credit facility are secured by substantially all of our assets. The bank credit facility expires on June 20, 2002. Our borrowing rates for the credit facility are based on either the London Interbank Offered Rate or a reference rate announced by Bank of America, San Francisco, with an interest margin added to both. The interest rate margin was changed by the amendment and a fee of $0.8 million was charged. Under the terms of the agreement, we are required to meet certain covenants if our available borrowing power falls below specified levels. During the quarter ended July 29, 2000, our borrowings increased under the credit facility by approximately $79.1 million. As of the end of the second quarter, we were in compliance with the terms of the credit agreement. The peak borrowing level under the facility during the quarter was $519.0 million. We believe the company will have sufficient sources of cash to meet our financial obligations for the foreseeable future.

Merchandise inventories decreased $102.0 million during the second quarter as we sold off an inventory build-up created by the below plan sales in the first quarter. Merchandise inventories increased $54.5 million from January 29, 2000 due to a seasonal merchandise build-up. Merchandise inventories increased $78.5 million from July 31, 1999 primarily as a result of fully stocking all of the converted Hills stores.

Trade accounts payable decreased $97.5 million from January 29, 2000 and $116.1 million from July 31, 1999 primarily as a result of a slowdown in merchandise purchases in response to the first half sales shortfall.

Purchases of property and equipment for the thirteen and twenty-six weeks ended July 29, 2000 totaled $36.2 million and $76.6 million, respectively. Such purchases for the balance of the year are estimated to be approximately $40 million. We adjust our plans for making such expenditures based on the amount of internally generated funds.

     Net fixed assets increased $37.5 million from January 29, 2000 as a result of $76.6 million in capital expenditures offset by $39.0 million in depreciation expense. Net fixed assets increased $107.7 million from July 31,1999 due primarily to capital expenditures associated with the converted Hills stores and other new stores.

Beneficial lease rights represent the excess of the fair market value of the acquired Hills leases over contract value of those leases. We are amortizing this amount over the terms of the related leases (which average approximately 25 years) using the straight-line method. Goodwill is being amortized over 25 years using the straight-line method.

Long-term debt as of July 29, 2000 consisted of borrowings under our bank credit facility of $508.4 million, $200.0 million of the Ames senior notes issued in April 1999 and $44.4 million of the Hills senior notes that remained outstanding after the acquisition. The Hills senior notes became direct obligations of Ames as a result of the merger of Hills.

Capital lease and financing obligations decreased $10.2 million from January 29, 2000 to July 29, 2000 due primarily to payments made on capital lease obligations. Capital lease and financing obligations decreased $11.1 million from July 31, 1999 to July 29, 2000, primarily as a result of payments exceeding new capital lease commitments.

Federal income tax law allows taxpayers, including corporations, to use net operating losses in future years to reduce taxable income ("net operating loss carryovers"). Our net operating loss carryovers remaining after fiscal 1999 should offset income on which taxes would otherwise be payable in the next several years, subject to any limitations from federal income tax law (i.e., Internal Revenue Code Sec. 382).

Note Concerning Forward-looking Statements
------------------------------------------

Statements other than those based on historical facts which address activities, events, or developments that we expect or anticipate may occur in the future are forward-looking statements which are based upon a number of assumptions concerning further conditions that may ultimately prove to be inaccurate. Actual events and results may differ materially from anticipated results described in any forward-looking statements. Our ability to achieve such results is subject to certain risks and uncertainties. Consequently, these cautionary statements qualify all of the forward-looking statements and there can be no assurance that the results or developments anticipated by us will be realized or that they will have the expected effects on Ames or its business or operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We have exposure to interest rate volatility primarily relating to interest rate changes applicable to revolving loans under our bank credit facility. These loans bear interest at rates which vary with changes in (i) the London Interbank Offered Rate (LIBOR) or (ii) a rate of interest announced publicly by Bank of America, N.A.

We do not speculate on the future direction of interest rates. As of July 29, 2000 approximately $508.4 million of our debt bore interest at variable rates. We believe that the effect, if any, of reasonably possible near term changes in interest rates on our consolidated financial position, results of operations or cash flows would not be significant.

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

Item 4.           Submission of Matters to a Vote of Security Holders.

                  The Annual Meeting of Stockholders was held Wednesday, June 21, 2000, to consider and act upon the following matters:

                  (a) The  stockholders  elected for one-year  terms all persons nominated for directors as set forth in the Company's proxy statement filed May 18, 2000. Each nominee for director was elected as follows:

                                                                               For                Withheld
                                                                         ----------------      ----------------
                      Election of directors as a slate
                           Francis X. Basile                                  25,409,543               908,473
                           Paul Buxbaum                                       25,015,320             1,302,696
                           Alan Cohen                                         25,408,023               909,993
                           Joseph R. Ettore                                   25,409,063               908,953
                           Richard M. Felner                                  25,410,593               907,423
                           Sidney S. Pearlman                                 25,408,358               909,658

(b) The stockholders ratified and approved the appointment of Arthur Andersen LLP as independent certified public accountants and auditors for the Company for the fiscal year ending February 3, 2001 as follows:


       For                        Against                     Abstentions
-----------------------        -------------------           -------------------
     26,206,639                     96,271                        15,106
=======================        ===================           ===================

(c) The stockholders ratified and approved the adoption of the Associate Stock Purchase Plan as set forth in the Company's proxy statement filed May 18, 2000 as follows:

       For                        Against                     Abstentions
-----------------------        -------------------           -------------------
     19,823,184                    890,351                       544,049
=======================        ===================           ===================

(d) The stockholders ratified and approved the amendment and restatement of the 1998 Management Stock Incentive Plan (as amended and restated, the "1998 Incentive Plan") as set forth in the Company's proxy statement filed May 18, 2000 as follows:
       For                        Against                     Abstentions
-----------------------        -------------------           -------------------
     16,624,308                   4,327,043                      306,233
=======================        ===================           ===================


Item 5.           Other Information.

              As of April 16, 1999, June 1, 1999, October 15, 1999, January 18,
                  2000,  January 27, 2000,  May 8, 2000 and July 25,  2000, the
                  Company amended the Credit Agreement with Bank of America, N.A., as agent, and a syndicate consisting of nineteen other banks and financial institutions, copies of which are filed as Exhibits hereto.

                  On August 21, 2000, the Company announced the election of Joseph A. Pollicino to its Board of Directors. Mr. Pollicino has served as Vice Chairman of the CIT Group, Inc.; President of the former CIT Factoring and Finance Group; President of the CIT Group/Business Credit unit; and, as a Vice President with Manufacturers Hanover.

Item 6.           Exhibits and Reports on Form 8-K.

(a)      Index to Exhibits

                 Exhibit No.          Exhibit                                                             Page No.

                 11                   Schedule of computation of basic and diluted net income (loss)              17
                                      per share

                 12                   Ratio of Earnings to Fixed Charges                                          18

                 21                   Subsidiaries of the Registrant                                              19

                 10.1                 Credit Agreement amendment ("Amendment Agreement") dated April              20
                                      16, 1999 among certain financial institutions, as lenders,
                                      Bank of America NT&SA, as Administrative agent, and Ames
                                      Merchandising Corporation ("AMC"), Ames FS, Inc. ("AFS"),
                                      Hills Department Store Company ("HDSC").

                 10.2                 Second Amendment, dated June 1, 1999, to the Second Amended                 36
                                      and Restated Credit Agreement, dated December 31, 1998 among
                                      Ames Department Stores, Inc. ("ADS"), AFS, AMC, and certain lenders including Bank of America NT&SA, as agent.

                 10.3                 Third Amendment to the Credit Agreement, dated as of October                42
                                      15, 1999, among certain lenders and Bank of America NT&SA, as agent, and AFS and AMC.

                 10.4                 Fourth Amendment to the Credit Agreement, dated as of January               53
                                      18, 2000, among certain lenders and Bank of America, N.A., as agent, and AFS and AMC.

                 10.5                 Fifth Amendment to the Credit Agreement, dated as of January                65
                                      27, 2000, among certain lenders and Bank of America, N.A., as agent, and AFS and AMC.

                 10.6                 Sixth Amendment and Waiver to the Credit Agreement, dated as                79
                                      of May 8, 2000, among certain lenders and Bank of America,
                                      N.A., as agent, and AMC.

                 10.7                 Seventh Amendment and Waiver, dated as of July 25, 2000, among              91
                                      certain lenders, Bank of America, N.A., as agent, and AMC,
                                      AmesPlace.com, Inc., Ames Realty II, Inc., Ames Transportation
                                      Systems, Inc., and ADS.

(b)      Reports on Form 8-K

     On May 19, 2000, the Company filed an employment agreement between the Company and Grant C. Sanborn, Executive Vice President - Operations, on Form 8-K. There were no other reports on Form 8-K filed with the Securities and Exchange Commission during the second quarter.

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

                                                                            AMES DEPARTMENT STORES, INC.
                                                                                    (Registrant)

Dated:               September 11, 2000                          /s/ Joseph R. Ettore
                                                                 ----------------------------------------------------
                                                                 Joseph R. Ettore, Chairman, Chief Executive
                                                                 Officer, and Director

Dated:               September 11, 2000                          /s/ Rolando de Aguiar
                                                                 ----------------------------------------------------
                                                                 Rolando de Aguiar, Senior Executive Vice
                                                                 President, Chief Financial and Administrative Officer


                                                                                                                          Exhibit 11

                  AMES DEPARTMENT STORES, INC. AND SUBSIDIARIES
         SCHEDULE OF COMPUTATION OF BASIC AND DILUTED EARNINGS PER SHARE
                    (In Thousands, Except Per Share Amounts)



                                                                For the Thirteen              For the Twenty-Six
                                                                  Weeks Ended                    Weeks Ended
                                                           ---------------------------   -----------------------------
                                                            July 29,       July 31,        July 29,        July 31,
                                                              2000           1999            2000            1999
                                                           -----------    ------------   -------------    ------------
Loss before Cumulative Effect adjustment                    $(22,111)       $(21,478)       $(51,196)       $(50,117)
Cumulative Effect adjustment, net of tax                       -               -              -               (1,107)
                                                           -----------    ------------   -------------    ------------
     Net loss                                                (22,111)        (21,478)        (51,196)        (51,224)
                                                           ===========    ============   =============    ============
For Basic Earnings Per Share:
Weighted average number of common shares outstanding
during the period (b)                                          29,404          27,706          29,365          25,914
Basic net loss per share:
Basic net loss per share before Cumulative Effect
adjustment                                                     (0.75)          (0.78)          (1.74)          (1.94)
Cumulative Effect Adjustment, net of tax                       -               -              -                (0.04)
                                                           -----------    ------------   -------------    ------------
     Basic net loss per share                                 $(0.75)         $(0.78)         $(1.74)         $(1.98)
                                                           ===========    ============   =============    ============
For Diluted Earnings Per Share:
Weighted average number of common shares outstanding
during the period (b)                                          29,404          27,706          29,365          25,914
Add common stock equivalent shares represented by:
     Series B Warrants                                        (a)             (a)            (a)              (a)
     Series C Warrants                                        (a)             (a)            (a)              (a)
     Options under 1994 Management Stock Option
     Plan, 1998 Stock Incentive Plan, 1994 Non-
     Employee Director Stock Option Plan and 2000
     Store Manager Stock Option Plan                          (a)             (a)            (a)              (a)
                                                           -----------    ------------   -------------    ------------
Weighted average number of common and common equivalent
shares (b)                                                     29,404          27,706          29,365          25,914

                                                           ===========    ============   =============    ============
Diluted net loss per share before Cumulative Effect
adjustment                                                     (0.75)          (0.78)          (1.74)          (1.94)
Cumulative Effect Adjustment, net of tax                       -               -              -                (0.04)
                                                           -----------    ------------   -------------    ------------
     Diluted net loss per share                               $(0.75)         $(0.78)         $(1.74)         $(1.98)
                                                           ===========    ============   =============    ============

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



                                                                                                                          Exhibit 12

                  AMES DEPARTMENT STORES, INC. AND SUBSIDIARIES
                       RATIO OF EARNINGS TO FIXED CHARGES
                        (In Thousands, Except Ratio Data)


                               Twenty-Six
                              Weeks Ended                              Fiscal Year Ended
                              -------------  -------------------------------------------------------------------------
                                July 29,     January 29,    January 30,    January 31,     January 25,    January 27,
                                  2000          2000           1999            1998           1997           1996
                              -------------  ------------   ------------   -------------   ------------   ------------

Income (loss) before income
    taxes, extraordinary item
       and cumulative effect
       adjustment                 (82,574)      (31,355)         52,605          53,633         26,804        (1,618)

Add:
    Interest expense                40,745        60,843         15,253          11,600         19,043         24,116
    Interest component of
       rental expense               19,133        29,253         21,121          18,409         16,541         16,208
                              -------------  ------------   ------------   -------------   ------------   ------------
Earnings available for fixed
   charges                        (22,696)        58,741         88,979          83,642         62,388         38,706

Fixed Charges:
    Interest expense                40,745        60,843         15,253          11,600         19,043         24,116
    Interest component of
       rental expense               19,133        29,253         21,121          18,409         16,541         16,208
                              -------------  ------------   ------------   -------------   ------------   ------------
Total fixed charges                 59,878        90,096         36,374          30,009         35,584         40,324

Ratio of earnings to fixed
     charges                        (0.4)x          0.7x           2.4x            2.8x           1.8x           1.0x

For the purpose of calculating the ratio of earnings to fixed charges, earnings consist of income before income taxes, extraordinary item and cumulative effect adjustment plus fixed charges (net of capitalized interest). Fixed charges consist of interest expense on all indebtedness and capitalized interest, amortized premiums, discounts and capitalized expenses related to indebtedness, and one-third of rent expense on operating leases representing that portion of rent expense deemed by us to be attributable to interest. For the twenty-six weeks ended July 29, 2000 and the fiscal year ended January 29, 2000, the amount of additional earnings that would have been required to cover fixed charges for these periods was $82.3 million and $31.4 million, respectively.

                                                                      Exhibit 21



                  AMES DEPARTMENT STORES, INC. AND SUBSIDIARIES
                         SUBSIDIARIES OF THE REGISTRANT


     As of July 29, 2000, the subsidiaries of the Company were as follows:


Name                                                     State of Incorporation
----                                                     ----------------------
AmesPlace.com, Inc. ..............................................     Delaware

Ames Transportation Systems, Inc..................................     Delaware

Ames Realty II, Inc...............................................     Delaware

Ames Merchandising Corporation....................................     Delaware

                                                                    Exhibit 10.1


                               AMENDMENT AGREEMENT


                  AMENDMENT AGREEMENT, dated as of April 16, 1999 (the "Amendment Agreement"), among the financial institutions named in the Credit Agreement (as defined below) (such financial institutions, together with their respective successors and assigns, are referred to hereinafter each individually as a "Lender" and collectively as the "Lenders"), Bank of America NT&SA (formerly BankAmerica Business Credit, Inc. ("BABC")) as administrative agent for the Lenders (in its capacity as administrative agent, together with any successor in such capacity, the "Administrative Agent"), Ames FS, Inc. ("AFS"), Ames Merchandising Corporation ("AMC"), and Hills Department Store Company ("HDSC", and together with AFS and AMC, each a "Borrower" and collectively, the "Borrowers"), and the other Credit Parties named in and signatory to the Second Amended and Restated Credit Agreement, dated as of December 31, 1998, (as previously amended and as further amended, restated, modified and supplemented from time to time, the "Credit Agreement") among the Lenders, the Administrative Agent, the Borrowers, and the other Credit Parties named therein and signatories thereto. Capitalized terms used herein and not otherwise defined shall have the meanings ascribed to them in the Credit Agreement.

                  WHEREAS, the Borrowers have informed the Administrative Agent and the Lenders that they would like to effect a corporate reorganization pursuant to which the following will occur sequentially: (1) each of Hills Distributing Company, Canton Advertising, Inc., Corporate Vision, Inc., and HDS Transport, Inc. will be merged with and into HDSC and, as a result of such merger, the separate corporate existence of each of Hills Distributing Company, Canton Advertising, Inc., Corporate Vision, Inc., and HDS Transport, Inc. will cease, and HDSC shall assume all of the Obligations of each of Hills Distributing Company, Canton Advertising, Inc., Corporate Vision, Inc., and HDS Transport, Inc.; (2) HDSC will be merged with and into Hills Stores Company ("Hills"), and as a result of such merger, the separate corporate existence of HDSC will cease, and Hills shall assume all of the Obligations of HDSC; and (3) Hills will be merged with and into Ames Department Stores, Inc. ("Parent"), and as a result of such merger, the separate corporate existence of Hills will cease, and Parent shall assume all of the Obligations of Hills in addition to being a "Credit Party" and "Guarantor" under the Credit Agreement and a "Grantor" and "Pledgor", as such terms are defined in the Security Documents;

                  WHEREAS, the Parent shall reaffirm the prior granting to the Administrative Agent of a security interest in all of its assets and in those assets it acquires as a result of the merger, and will execute and deliver such other documents and instruments necessary to carry out the terms of the Credit Agreement and the Security Documents;

                  WHEREAS, after consummation of the mergers, the Parent will contribute all of the inventory and certain of the other assets of the former Hills Credit Parties to AMC, with all other assets of the former Hills Credit Parties to be distributed to other Credit Parties thereafter (all as set forth on Schedule I attached hereto), and the Credit Parties shall each reaffirm the prior granting to the Administrative Agent of a security interest in all of its assets, including (without limitation) those assets contributed, or to be contributed, to it by the Parent;

                  WHEREAS, the Parent has informed the Administrative Agent and the Lenders that it proposes to issue up to $275,000,000 in unsecured senior debt under an Indenture among the Parent, the Credit Parties, and The Chase Manhattan Bank as trustee (such Indenture as attached hereto as Annex A, the "Ames Indenture") to be pari passu in right of payment with the Obligations and debt under the Indenture (as defined in the Credit Agreement) and to be guaranteed by the Credit Parties;

                  WHEREAS, Section 9.2 of the Credit Agreement requires the Parent to, and to cause its Subsidiaries to, maintain their corporate existence (except for mergers permitted under Section 9.9);

                  WHEREAS, Section 9.9 of the Credit Agreement prohibits the Parent or any of its Subsidiaries from, among other things, entering into any transaction of merger, reorganization, or consolidation, or transferring, selling, assigning, leasing, or otherwise disposing of all or any part of its property, or wind up, liquidate or dissolve, or agree to do any of the foregoing, except under certain circumstances enumerated in such section;

                  WHEREAS, Sections 9.12 and 9.13 of the Credit Agreement prohibits the incurrence or guarantee of the Debt proposed by the Ames Indenture;

                  WHEREAS, Section 9.30 of the Credit Agreement prohibits the Parent and any Credit Party from entering into, or being subject to, any agreement prohibiting or restricting (1) incurrence, creation or assumption of any Debt, (2) incurrence or creation of any Lien, and (3) sale, disposition or pledge of any asset, all of the foregoing being negative covenants contained in the Ames Indenture; and

                  WHEREAS, the Borrowers have requested that the Lenders agree to amend certain provisions of the Credit Agreement and the Security Documents to permit the mergers, the assumption of the Obligations, the contribution of assets to AMC, the issuance, guarantee and exchange of the notes under the Ames Indenture, and the change to the definition of Fiscal Year.

                  NOW, THEREFORE, for valuable consideration, the receipt and sufficiency of which is hereby acknowledged, and subject to the fulfillment of the conditions set forth below, the parties hereto agree hereby as follows:


         SECTION 1.  AMENDMENTS TO THE CREDIT AGREEMENT

                  1.1 Each reference in the Credit Agreement to the Borrowers shall mean each of AFS and AMC, jointly and severally (unless otherwise specifically required by the context of such usage). The Parent shall remain a "Guarantor" and a "Credit Party", as such terms are defined in the Credit Agreement. Each reference to a Hills Credit Party in the Credit Agreement and the Security Documents shall be deemed a reference to AMC (unless otherwise required by the context).

                  1.2 The definition of "Change in Control" on Section 1.1 is hereby amended by adding immediately prior to the period at the end thereof the following:

   or (vi) there occurs any "Change of Control" as defined in the Ames Indenture

                  1.3 The definition of "Fiscal Year" in Section 1.1 is hereby amended by deleting the word "last" where it appears therein and adding the words "closest to the thirty-first" immediately following the word "Saturday" where it appears therein.

     1.4 Section 1.1 is hereby amended by adding the following definitions in the proper alphabetical order therein:

                           "Amendment  Agreement"  means that certain  Amendment
                  Agreement dated as of April 16, 1999 among the Borrowers, the Lenders, the Administrative Agent and the other Credit Parties.

                           "Ames Indenture" means that certain Indenture,  dated
                  as of April 27, 1999, among the Parent, the Credit Parties, and The Chase Manhattan Bank as trustee, in the form attached as Annex A to the Amendment Agreement.

                           "Subsidiaries  Merger  Documents"  means  any and all
                  merger agreements, Certificates of Ownership and Merger, Certificates of Merger, Articles of Merger, and all agreements, documents and instruments pursuant to or in connection with the mergers of the Hills Credit Parties executed and delivered between March 30, 1999 and May 15, 1999.

                           "Subsidiaries  Merger  Transaction" means the mergers
                  of the Hills Credit Parties with and into the Parent with the Parent being the surviving corporation, all pursuant to the Subsidiaries Merger Documents.

     1.5 Section 9.6 is hereby amended by replacing "Leases" with the word "leases" in the seventh line thereof.

                  1.6 Section 9.9 is hereby amended by adding at the beginning of clause (e) therein the words "the mergers in connection with the Subsidiaries Merger Transaction and," immediately prior to the words "subject to compliance".

                  1.7 Section 9.12 is hereby amended by (1) replacing the word "and" in the third line thereof with a comma, and (2) adding the phrase "and,
(iii) Guaranties by any Credit Party of the Debt under the Ames Indenture" immediately prior to the period at the end thereof.

                  1.8 Section 9.13 is hereby amended by (1) adding ", landlords" to clause (b) immediately after the word "suppliers" therein; and (2) replacing clause (i) therein with the following new clause (i):

                           (i) Debt  under  the Ames  Indenture  in a  principal
                  amount not to exceed $275,000,000, but not any increase in or refinancings, extensions, renewals, exchanges or replacements of such Debt, other than the exchange of Exchange Notes for Initial Notes and Additional Notes (all as defined in the Ames Indenture) in the limited circumstances and pursuant to the terms and conditions set forth in the Ames Indenture;

                  1.9 Section 9.14 is hereby amended by: (1) adding an "and" immediately before "(y)" therein and adding a closing parenthesis immediately after the first reference to "Section 9.13 therein; (2) replacing "(g)," with "or" in the tenth line thereof; (3) deleting "or (i)" in the tenth line thereof;
(4) replacing the closing parenthesis and the word "and" in the eleventh line with a comma; and (5) adding immediately prior to the ending period thereof the following:

                  , and (iv) regularly scheduled payments of interest under the Debt permitted by Section 9.13(i), in each case to the extent due and payable and permitted to be paid by the terms thereof

                  1.10 Section 9.30 is hereby amended by adding the words "(x) to the extent set forth in the Ames Indenture, and (y)" immediately after the word "except" where it appears in both clauses (i) and (ii) therein.

     1.11 Clause (e) of Section 11.1 of the Credit Agreement is hereby amended by deleting the word "or" appearing at the very end thereof.

                  1.12 Clause (o) of Section 11.1 of the Credit Agreement is hereby amended by replacing the semi-colon that appears at the end thereof with a period.

                  1.13 Exhibit A to the Credit Agreement is hereby amended by deleting such exhibit in its entirety and by substituting, in lieu thereof the Exhibit A attached hereto as Annex B.

                  1.14 The schedules to the Credit Agreement are hereby amended to include the information on the schedules attached hereto as Annex C.

         SECTION 2.  AMENDMENTS TO THE AMENDED AND RESTATED
                     PATENT AND TRADEMARK AGREEMENT

                  2.1 Schedules A, B and C to the Amended and Restated Patent and Trademark Agreement are hereby amended by deleting such schedules in their entirety and by substituting, in lieu thereof, Schedules A, B and C attached hereto as Annex D.

         SECTION 3.  AMENDMENTS TO THE AMENDED AND RESTATED
                                      STOCK PLEDGE AGREEMENT

                  3.1 Schedules I and II to the Amended and Restated Stock Pledge Agreement are hereby amended by deleting such schedules in their entirety and by substituting, in lieu thereof, Schedules I and II attached hereto as Annex E.

         SECTION 4.  CONDITIONS PRECEDENT TO EFFECTIVE DATE

                  This Amendment Agreement shall be deemed effective as of the date hereof on such date (the "Effective Date") that the following conditions have been satisfied in full or waived by the Administrative Agent in writing:

                  4.1 This Amendment Agreement shall have been executed by the Credit Parties, the Administrative Agent and the Majority Lenders, and the Credit Parties shall have performed and shall be in compliance with all covenants, agreements and conditions contained herein, in the Credit Agreement and in the other Loan Documents each as amended hereby.

                  4.2      The Administrative Agent shall have received:

                           4.2.1 Executed copies of proper financing statements, ready to be filed by the Administrative Agent on or before the
         Effective Date under the UCC of all jurisdictions that the Administrative Agent may deem necessary or desirable in order to perfect the Administrative Agent's Lien on the Collateral;

                           4.2.2 Stock certificates, together with stock powers executed in blank, and instruments, duly endorsed to the Administrative Agent, pledged and not previously delivered under the relevant Security Documents or reissued as a result of the Subsidiaries Merger Transaction (as defined in Section 1.4 hereinabove);

                           4.2.3 Such opinions of counsel for the Parent and its Subsidiaries as the Administrative Agent or any Lender shall request, each such opinion to be in a form, scope, and substance satisfactory to the Administrative Agent, the Lenders, and their respective counsel;

                           4.2.4 (x) a certificate of the Secretary or Assistant Secretary of each Credit Party dated within three Business Days prior to the date hereof and certifying that (A) the copy of its By-laws attached to the certificate of its Secretary or Assistant Secretary delivered on the Closing Date is a true and complete copy of its By-laws as in effect on the date of the certificate delivered pursuant to this subsection and such By-laws have not been amended since the Closing Date, (B) attached thereto is a true and complete copy of the resolutions adopted by its Board of Directors authorizing the execution, delivery and performance of this Amendment Agreement, the Ames Indenture and the Subsidiaries Merger Transaction (as defined in
         Section 1.4 hereinabove), if applicable, and that such resolutions have not been modified, rescinded or amended and are in full force and effect, (C) its certificate or articles of incorporation has not been amended since the date of the last amendment thereto shown on the certificate of good standing from the Secretary of State of the state of its incorporation delivered on the Closing Date, and (D) the officers executing this Amendment Agreement or any other document to which it is a party delivered in connection herewith or therewith are the incumbent officers and their signatures are as set forth thereto; and (y) a certificate of another officer thereof attesting to the incumbency and signature of its Secretary or Assistant Secretary, as the case may be;

                           4.2.5 Such other approvals,  opinions or documents as
the Administrative Agent may reasonably request.

                  4.3 To the extent invoiced, the Borrowers shall have paid all fees and expenses of the Administrative Agent and the Attorney Costs incurred in connection with this Amendment Agreement and the transactions contemplated hereby.

                  4.4 All proceedings taken in connection with the execution of this Amendment Agreement, the Subsidiaries Merger Documents (as defined in
Section  1.4  hereinabove)  and all  documents  and papers  relating  hereto and thereto shall be satisfactory in form, scope, and substance to the Administrative Agent and the Majority Lenders.

                  4.5 All representations and warranties contained in this Amendment Agreement or otherwise made in writing to the Administrative Agent or the Lenders in connection herewith shall be true and correct in all material respects.

                  4.6 No unwaived event has occurred and is continuing which constitutes a Default or an Event of Default under the Credit Agreement.

         The execution and delivery to the Administrative Agent by the Borrowers of a counterpart of this Amendment Agreement shall be deemed to be a representation and warranty made by the Credit Parties to the effect that the conditions precedent to the Effective Date set forth in 4.5 and 4.6 above have been satisfied, with the same effect as delivery to the Administrative Agent and the Lenders of a certificate signed by a Responsible Officer of the Parent or the Borrowers, dated the Effective Date, to such effect.


         SECTION 5.  ADDITIONAL COVENANTS

                  5.1 Within five Business Days of the consummation of the Subsidiaries Merger Transaction (as defined in Section 1.4 hereinabove), the Credit Parties shall deliver to the Administrative Agent executed copies of the Subsidiaries Merger Documents (as defined in Section 1.4 hereinabove) and evidence of the consummation of the Subsidiaries Merger Transaction.

                  5.2 Within two Business Days after execution of the Ames Indenture, the Credit Parties shall deliver to the Administrative Agent executed copies of the Ames Indenture.

                  5.3 Within two Business Days after the note issuance under the Ames Indenture, the Credit Parties shall deliver to the Administrative Agent copies of opinions of counsel for the Parent and its Subsidiaries delivered in connection with the issuance of the notes (such opinions to be in a form, scope, and substance satisfactory to the Administrative Agent and its counsel), accompanied by a letter of reliance thereon addressed to the Administrative Agent and the Lenders, and copies of certificates, government filings and consents required in connection therewith.

         SECTION 6.  MISCELLANEOUS

                  6.1 Each Credit Party reaffirms and restates the representations and warranties set forth in Articles 6 and 8 of the Credit Agreement, as amended by this Amendment Agreement, and all such representations and warranties shall be true and correct on the date hereof with the same force and effect as if made on such date. Each Credit Party represents and warrants (which representations and warranties shall survive the execution and delivery hereof) to the Agent that:

                  (a) It has the corporate power and authority to execute, deliver and carry out the terms and provisions of this Amendment Agreement and the transactions contemplated hereby and has taken or caused to be taken all necessary corporate action to authorize the execution, delivery and performance of this Amendment Agreement and the transactions contemplated hereby;

                  (b) No consent of any other person (including, without limitation, shareholders or creditors of any Credit Party), and no action of, or filing with any governmental or public body or authority is required to authorize, or is otherwise required in connection with the execution, delivery and performance of this Amendment Agreement and the other instruments and documents contemplated hereby, other than the filings contemplated by Section 4.2.1 hereof and the consents hereunder and filings in connection with the Subsidiaries Merger Transaction;

                  (c) This Amendment Agreement and the other instruments and documents contemplated hereby have been duly executed and delivered by a duly authorized officer on behalf of such party, and constitutes a legal, valid and binding obligation of such party enforceable against such party in accordance with its terms, subject to bankruptcy, reorganization, insolvency, moratorium and other similar laws affecting the enforcement of creditors' rights generally and the exercise of judicial discretion in accordance with general principles of equity; and

                  (d) The execution, delivery and performance of this Amendment Agreement and the other instruments and documents contemplated hereby will not violate any law, statute or regulation, or any order or decree of any court or governmental instrumentality, or conflict with, or result in the breach of, or constitute a default under any contractual obligation of such party.

                  6.2 Nothing herein shall be deemed to be a waiver of any covenant or agreement contained in the Credit Agreement, and each Credit Party hereby agrees that all of the covenants and agreements contained in the Credit Agreement and the other Loan Documents are hereby ratified and confirmed in all respects and shall remain in full force and effect in accordance with their respective terms. Each Credit Party reaffirms its prior grant under the Credit Agreement of a continuing first priority security interest in, lien on, and right of set-off against, all of the Collateral of such Credit Party, whether now owned or existing or hereafter acquired or arising, regardless of where located, and each of them shall enter into any confirmatory documentation requested by the Administrative Agent.

                  6.3 All references to the Credit Agreement in the Credit Agreement or any other Loan Document and the other documents and instruments delivered pursuant to or in connection therewith shall mean such agreement as amended hereby and as each may in the future be amended, restated, supplemented or modified from time to time.

                  6.4 This Amendment Agreement may be executed by the parties hereto individually or in combination, in one or more counterparts, each of which shall be an original and all of which shall constitute one and the same agreement.

                  6.5 Delivery of an executed counterpart of a signature page by telecopier shall be effective as delivery of a manually executed counterpart.

                  6.6 This Amendment Agreement shall be governed by, and construed and interpreted in accordance with, the laws of the State of New York.

                  6.7 The parties hereto shall, at any time and from time to time following the execution of this Amendment Agreement, execute and deliver all such further instruments and take all such further action as may be reasonably necessary or appropriate in order to carry out the provisions of this Amendment Agreement.

                  IN WITNESS WHEREOF, each Borrower, the Majority Lenders, the Administrative Agent, each Co-Agent and the other Credit Parties have caused this Amendment Agreement to be duly executed by their respective authorized officers as of the day and year first above written.

                                  BANK OF AMERICA NT&SA
                                  (formerly BANKAMERICA BUSINESS CREDIT, INC.), as the Administrative Agent


                                  By:      /s/ William J. Wilson
                                     -----------------------------------------
                                     Name:  William J. Wilson
                                     Title: Senior Account Executive

                                  Address: 40 East 52nd Street
                                           New York, New York  10022
                                  Attn:             Division Manager
                                  Telecopy No.:  (212) 836-5167


                                  AMES MERCHANDISING CORPORATION, as a Borrower and Guarantor

                                  By:      /s/ Rolando de Aguiar
                                     ---------------------------------
                                     Name:  Rolando de Aguiar
                                     Title:  Vice President

                                  Address: 2418 Main Street
                                           Rocky Hill, Connecticut  06067
                                  Attn:             Rolando de Aguiar
                                  Telecopy No.:  (860) 563-8560

                                  AMES FS, INC., as a Borrower and Guarantor

                                  By:      /s/ Rolando de Aguiar
                                     ---------------------------------
                                     Name:  Rolando de Aguiar
                                     Title:  Vice President

                                  Address: 2418 Main Street
                                           Rocky Hill, Connecticut  06067
                                  Attn:             Rolando de Aguiar
                                  Telecopy No.:  (860) 563-8560

                                  HILLS DEPARTMENT STORE COMPANY, as a Borrower and Guarantor


                                  By:      /s/ Rolando de Aguiar
                                     ---------------------------------
                                     Name:  Rolando de Aguiar
                                     Title:  Vice President

                                  Address: 2418 Main Street
                                           Rocky Hill, Connecticut  06067
                                  Attn:             Rolando de Aguiar
                                  Telecopy No.:  (860) 563-8560


                                  AMES DEPARTMENT STORES, INC., as a Guarantor


                                  By:      /s/ Rolando de Aguiar
                                     ---------------------------------
                                     Name:  Rolando de Aguiar
                                     Title: Executive Vice President and CFO

                                     Address: 2418 Main Street
                                              Rocky Hill, Connecticut  06067
                                     Attn:             Rolando de Aguiar
                                     Telecopy No.:  (860) 563-8560


                                  HILLS STORES COMPANY, as a Guarantor


                                  By:      /s/ Rolando de Aguiar
                                     ---------------------------------
                                     Name:  Rolando de Aguiar
                                     Title:  Vice President

                                  Address: 2418 Main Street
                                           Rocky Hill, Connecticut  06067
                                  Attn:             Rolando de Aguiar
                                  Telecopy No.:  (860) 563-8560

AMD, INC., as a Guarantor


By: /s/ Rolando de Aguiar
---------------------------------
Name: Rolando de Aguiar
Title: Vice President

Address: 2418 Main Street
Rocky Hill, Connecticut 06067
Attn: Rolando de Aguiar
Telecopy No.: (860) 563-8560


AMES REALTY II, INC., as a Guarantor


By: /s/ Rolando de Aguiar
---------------------------------
Name: Rolando de Aguiar
Title: Vice President

Address: 2418 Main Street
Rocky Hill, Connecticut 06067
Attn: Rolando de Aguiar
Telecopy No.: (860) 563-8560


AMES TRANSPORTATION SYSTEMS, INC.,
as a Guarantor


By: /s/ Rolando de Aguiar
---------------------------------
Name: Rolando de Aguiar
Title: Vice President

Address: 2418 Main Street
Rocky Hill, Connecticut 06067
Attn: Rolando de Aguiar
Telecopy No.: (860) 563-8560

CANTON ADVERTISING, INC.,
as a Guarantor


By: /s/ Rolando de Aguiar
---------------------------------
Name: Rolando de Aguiar
Title: Vice President

Address: 2418 Main Street
Rocky Hill, Connecticut 06067
Attn: Rolando de Aguiar
Telecopy No.: (860) 563-8560


HDS TRANSPORT, INC.,
as a Guarantor


By: /s/ Rolando de Aguiar
---------------------------------
Name: Rolando de Aguiar
Title: Vice President

Address: 2418 Main Street
Rocky Hill, Connecticut 06067
Attn: Rolando de Aguiar
Telecopy No.: (860) 563-8560


CORPORATE VISION INC.,
as a Guarantor


By: /s/ Rolando de Aguiar
---------------------------------
Name: Rolando de Aguiar
Title: Vice President

Address: 2418 Main Street
Rocky Hill, Connecticut 06067
Attn: Rolando de Aguiar
Telecopy No.: (860) 563-8560

HILLS DISTRIBUTING COMPANY,
as a Guarantor


By: /s/ Rolando de Aguiar
---------------------------------
Name: Rolando de Aguiar
Title: Vice President

Address: 2418 Main Street
Rocky Hill, Connecticut 06067
Attn: Rolando de Aguiar
Telecopy No.: (860) 563-8560


Commitment:  $50,000,000
BANK OF AMERICA NT&SA
(formerly BANKAMERICA BUSINESS CREDIT, INC.), as a Lender


By: /s/ William J. Wilson
-----------------------------------------
Name: William J. Wilson
Title: Senior Account Executive

Address: 40 East 52nd Street
New York, New York 10022
Attn: Division Manager
Telecopy No.: (212) 836-5167


Commitment:  $50,000,000
CONGRESS FINANCIAL CORPORATION,
as a Lender


By: /s/ Cindy B. Dennbaum
---------------------------------
Name: Cindy B. Dennbaum
Title: Vice President

Address: 1133 Avenue of the Americas
New York, New York 10036
Attn: Ms. Cindy Dennbaum
Telecopy No.: (212) 545-4283


Commitment:  $50,000,000
GENERAL ELECTRIC CAPITAL CORPORATION, as a Lender


By: /s/ Charles D. Chiodo
-----------------------------------------
Name: Charles D. Chiodo
Title: Authorized Signatory

Address: 201 High Ridge Road
Stamford, Connecticut 06927
Attn: Vice President - Portfolio
Telecopy No.: (203) 316-7893

Commitment:  $50,000,000
TRANSAMERICA BUSINESS CREDIT CORPORATION, as a Lender


By: /s/ Michael S. Burns
-----------------------------------------
Name: Michael S. Burns
Title: Vice President

Address: 555 Theodore Fremd Avenue
Suite 301
Rye, New York 10580
Attn: Mr. Jon Oldham
Telecopy No.: (914) 921-0110


Commitment:  $30,000,000
THE CHASE MANHATTAN BANK,
as a Lender


By: /s/ James M. Dailey
-----------------------------------------
Name: James M. Dailey
Title: Vice President

Address: 633 Third Avenue
New York, New York 10017
Attn: Credit Deputy
Telecopy No.: (212) 622-5218


Commitment:  $25,000,000
FLEET BUSINESS CREDIT CORPORATION,
as a Lender


By:
-----------------------------------------
Name: John P. Masotti
Title: Vice President

Address: 200 Glastonbury Blvd.
Glastonbury, CT 06033
Attn: Mr. John Masotti
Telecopy No.: (860) 657-7759


Commitment:  $25,000,000
LASALLE BUSINESS CREDIT, INC.,
as a Lender


By: /s/ Lawrence P. Garni
-----------------------------------------
Name: Lawrence P. Garni
Title: First Vice President

Address: 477 Madison Avenue
12th Floor
New York, New York 10022
Attn: Mr. Corey Sclar
Telecopy No.: (212) 371-2966

Commitment:  $25,000,000
FLEET NATIONAL BANK, as a Lender


By: /s/ Linda Smyth
---------------------------------
Name: Linda Smyth
Title: Vice President

Address: 777 Main Street
MSN 240
Hartford, Connecticut 06115
Attn: Linda Smyth
Telecopy No.: (860) 986-6919


Commitment:  $25,000,000
NATIONAL CITY COMMERCIAL FINANCE, INC.,as a Lender


By: /s/ Matthew D. Sheets
-----------------------------------------
Name: Matthew D. Sheets
Title:Account Executive

Address: 1965 East 6th Street, Suite 400
Cleveland, Ohio 44114
Attn: Ms. Carla Kehres
Telecopy No.: (216) 575-9486


Commitment:  $25,000,000
PNC BANK, NATIONAL ASSOCIATION,
as a Lender


By: /s/ Janeann Fehrle
-----------------------------------------
Name: Janeann Fehrle
Title: Vice President

Address: 1600 Market Street
31st Floor F2-F070-31-2
Philadelphia, Pennsylvania 19103
Attn: Ms. Janeann Fehrle
Telecopy No.: (215) 585-4749


Commitment:  $20,000,000
CITIZENS BUSINESS CREDIT COMPANY,
as a Lender


By: /s/ William H. Creaser
-----------------------------------------
Name: William H. Creaser
Title: Vice President

Address: 237 Main Street
Middletown, Connecticut
Attn: Mr. William Creaser
Telecopy No.: (860) 368-4444

Commitment:  $30,000,000
FOOTHILL CAPITAL CORPORATION, as a Lender


By: /s/ Todd Nakamuto
---------------------------------
Name: Todd Nakamuto
Title: Vice President

Address: 11111 Santa Monica Blvd.
Los Angeles, California 90025
Attn: Mr. Todd Nakamoto
Telecopy No.: (310) 479-8952


Commitment:  $20,000,000
AMSOUTH BANK, as a Lender


By: /s/ Kevin P. Rogers
-----------------------------------------
Name: Kevin P. Rogers
Title: Attorney in Fact

Address: c/o AmSouth Capital Corp.
350 Park Avenue
19th Floor
New York, New York 10022
Attn: Mr. Joseph B. Huston
Telecopy No.: (212) 935-7548


Commitment:  $15,000,000
IBJ WHITEHALL BUSINESS CREDIT CORPORATION, as a Lender


By: /s/ James M. Steffy
-----------------------------------------
Name: James M. Steffy
Title: Vice President

Address: One State Street
New York, New York 10004
Attn: Mr. James Steffy
Telecopy No.: (212) 858-2151


Commitment:  $50,000,000
BANKBOSTON RETAIL FINANCE INC.,
as a Lender


By: /s/ Betsy Ratto
---------------------------------
Name: Betsy Ratto
Title: Managing Director

Address: 40 Broad Street
11th Floor
Boston, Massachusetts 02109
Attn: Ms. Betsy Ratto
Telecopy No.: (617) 434-4339

Commitment:  $50,000,000
CIT GROUP/BUSINESS CREDIT, INC., as a Lender


By: /s/ Kevin O'Hara
---------------------------------
Name: Kevin O'Hara
Title: Vice President

Address: 1211 Avenue of the Americas
New York, New York 10036
Attn: Mr. Kevin O'Hara
Telecopy No.: (212) 536-1295


Commitment:  $25,000,000
TEXTRON FINANCIAL CORPORATION, as a Lender


By: /s/ John M. Parrott
-----------------------------------------
Name: John M. Parrott
Title: Vice President

Address: 4550 North Point
Suite 400
Alpharetta, Georgia 30022
Attn: Ms. Christine MacKay
Telecopy No.: (770) 360-1672


Commitment:  $50,000,000
HELLER FINANCIAL, INC., as a Lender


By: /s/ John Buff
---------------------------------
Name: John Buff
Title: Senior Vice President

Address: 150 East 42nd Street
7th Floor
New York, New York 10017
Attn: Mr. Thomas Bukowski
Telecopy No.: (212) 880-2960


Commitment:  $10,000,000
FREMONT FINANCIAL CORPORATION, as a Lender


By: /s/ Ruth Yang
-----------------------------------------
Name: Ruth Yang
Title: Portfolio Administrator

Address: 2020 Santa Monica Boulevard
Suite 500
Santa Monica, California 90404
Attn: Ms. Ruth Yang
Telecopy No.: (310) 264-7401

Commitment:  $25,000,000
BNY FINANCIAL CORPORATION, as a Lender


By: /s/ Robert E. Nuytkens
-----------------------------------------
Name: Robert E. Nuytkens
Title: Vice President

Address: 1290 Avenue of the Americas
3rd Floor
New York, New York 10004
Attn: Mr. Frank Imperato
Telecopy No.: (212) 408-4317


                                                                     SCHEDULE I

                  DISPOSITION OF ASSETS OF HILLS CREDIT PARTIES

All inventory, fixtures, equipment and leasehold improvements of the Hills Credit Parties will be transferred to AMC.

All leases and real property of the Hills Credit Parties will be transferred to Ames Realty II, Inc.

All other assets of the Hills Credit Parties will remain as property of the Parent.

                                                                    Exhibit 10.2


                   SECOND AMENDMENT TO THE SECOND AMENDED AND
                            RESTATED CREDIT AGREEMENT


         SECOND AMENDMENT, dated as of June 1, 1999 (this "Amendment"), to the Second Amended and Restated Credit Agreement, dated as of December 31, 1998 (as heretofore amended, supplemented or otherwise modified, the "Credit Agreement") among Ames Department Stores, Inc., Ames FS, Inc., Ames Merchandising Corporation and certain Affiliates thereof, the lenders listed on the signature pages hereto, who are parties to the Credit Agreement (the "Lenders"), and Bank of America National Trust and Savings Association as administrative agent (the "Administrative Agent").


                               W I T N E S S E T H
                               - - - - - - - - - -


         WHEREAS, the Borrowers (as that term is defined in the Credit Agreement), the Lenders and the Agent are parties to the Credit Agreement;

         WHEREAS, the Borrowers have requested that the Credit Agreement be amended and the Lenders are willing to amend the Credit Agreement as hereinafter set forth.

         NOW, THEREFORE, in consideration of the premises and for other good and valuable consideration, the receipt of which is hereby acknowledged, the parties hereto hereby agree as follows:

     1. Defined Terms. Unless otherwise defined herein, capitalized terms used herein have the meanings set forth in the Credit Agreement. 2. Amendment to
Section 3.5 of the Credit Agreement. Section 3.5 of the Credit Agreement is hereby amended by adding the following immediately before the period at the end of the first sentence thereof:

                   "; provided, however, that so long as the outstanding amount of Loans and undrawn face amount of all outstanding Letters of Credit do not exceed $350,000,000 in any month, the unused line fee for such month shall be determined as if the Maximum Revolver Amount were $450,000,000."

         3. Representations and Warranties. To induce Agent and Lenders to enter into this Amendment, each of the Credit Parties hereby represents and warrants as follows, with the same effect as if such representations and warranties were set forth in the Credit Agreement:

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

         4.  Conditions

                  (a) Notwithstanding any term or provision of this Amendment to the contrary, no amendment, consent or other agreement contained herein shall become effective until the Administrative Agent shall have determined that each of the following conditions precedent shall have been satisfied:

                           (i) All required corporate proceedings in connection with the execution and delivery of this Amendment shall have been taken, and each shall be satisfactory in form and substance to the Administrative Agent, and the Administrative Agent shall have received all information and copies of all documents, including without limitation, records of requisite corporate action and proceedings that the Administrative Agent may reasonably request, to be certified by the appropriate corporate person .

                           (ii) All representations and warranties made by each of the Credit Parties contained in Paragraph 4 hereof shall be true and correct with the same effect as though such representations and warranties had been made on and as of effectiveness of the applicable provision or provisions hereof (unless any such representation or warranty speaks as of a particular date, in which case it shall be deemed repeated as of such date).


                           (iii) counterparts of this Amendment shall have been duly executed and delivered on behalf of each of the Borrowers, the other Credit Parties party hereto and the Majority Lenders.

     5. Limited Effect. Except as expressly amended hereby, all of the terms, covenants and provisions of the Credit Agreement and all liens, security interests and collateral granted by the Credit Parties are and shall continue to be unmodified and in full force and effect.

     6. GOVERNING LAW. THIS AMENDMENT SHALL BE GOVERNED BY, AND CONSTRUED AND INTERPRETED IN ACCORDANCE WITH, THE INTERNAL LAWS (AS OPPOSED TO THE CONFLICT OF LAWS PROVISIONS) OF THE STATE OF NEW YORK.

         7. Counterparts; Effectiveness. This Amendment may be executed by the parties hereto in any number of separate counterparts, each of which shall be an original, and all of which taken together shall be deemed to constitute one and the same instrument. This Amendment shall not become effective unless and until Administrative Agent has received an executed counterpart of this Amendment from each of the Credit Parties and each of the Lenders.

         IN WITNESS WHEREOF, the parties hereto have caused this Amendment to be duly executed and delivered by their respective proper and duly authorized officers as of the day and year first above written.

"BORROWERS"

AMES MERCHANDISING CORPORATION


By:
-----------------------------------------------------------
Name:
---------------------------------------------------------
Title:
--------------------------------------------------------


AMES FS, INC.


By:
-----------------------------------------------------------
Name:
---------------------------------------------------------
Title:
--------------------------------------------------------


"OTHER CREDIT PARTIES"

AMES DEPARTMENT STORES, INC.

By:
-----------------------------------------------------------
Name:
---------------------------------------------------------
Title:
--------------------------------------------------------



AMD, INC.


By:
-----------------------------------------------------------
Name:
---------------------------------------------------------
Title:
--------------------------------------------------------


AMES REALTY II, INC.


By:
-----------------------------------------------------------
Name:
---------------------------------------------------------
Title:
--------------------------------------------------------





AMES TRANSPORTATION SYSTEMS, INC.


By:
-----------------------------------------------------------
Name:
---------------------------------------------------------
Title:
--------------------------------------------------------



"ADMINISTRATIVE AGENT"

BANK OF AMERICA NATIONAL TRUST
AND SAVINGS ASSOCIATION
as Administrative Agent


By:
-----------------------------------------------------------
Name:
---------------------------------------------------------
Title:
--------------------------------------------------------

"LENDERS"

AMSOUTH BANK
as a Lender

By:
-----------------------------------------------------------
Name:
---------------------------------------------------------
Title:
--------------------------------------------------------


BANK OF AMERICA NATIONAL TRUST
AND SAVINGS ASSOCIATION
as a Lender


By:
-----------------------------------------------------------
Name:
---------------------------------------------------------
Title:
--------------------------------------------------------


BNY FINANCIAL CORPORATION,
as a Lender


By:
-----------------------------------------------------------
Name:
---------------------------------------------------------
Title:
--------------------------------------------------------


CIT GROUP/BUSINESS CREDIT, INC.,
as a Lender


By:
-----------------------------------------------------------
Name:
---------------------------------------------------------
Title:
--------------------------------------------------------



CITIZENS BUSINES CREDIT COMPANY,
as a Lender


By:
-----------------------------------------------------------
Name:
---------------------------------------------------------
Title:
--------------------------------------------------------



CONGRESS FINANCIAL CORPORATION,
as a Lender


By:
-----------------------------------------------------------
Name:
---------------------------------------------------------
Title:
--------------------------------------------------------

FLEET CAPITAL CORP.,
as a Lender


By:
-----------------------------------------------------------
Name:
---------------------------------------------------------
Title:
--------------------------------------------------------


FLEET NATIONAL BANK,
as a Lender

By:
-----------------------------------------------------------
Name:
---------------------------------------------------------
Title:
--------------------------------------------------------



FOOTHILL CAPITAL CORPORATION


By:
-----------------------------------------------------------
Name:
---------------------------------------------------------
Title:
--------------------------------------------------------



FREMONT FINANCIAL CORPORATION,
as a Lender

By:
-----------------------------------------------------------
Name:
---------------------------------------------------------
Title:
--------------------------------------------------------


GENERAL ELECTRIC CAPITAL
CORPORATION, as a Lender


By:
-----------------------------------------------------------
Name:
---------------------------------------------------------
Title:
--------------------------------------------------------


HELLER FINANCIAL, INC.
as a Lender

By:
-----------------------------------------------------------
Name:
---------------------------------------------------------
Title:
--------------------------------------------------------

IBJ SCHRODER BUSINESS CREDIT
CORPORATION
as a Lender

By:
-----------------------------------------------------------
Name:
---------------------------------------------------------
Title:
--------------------------------------------------------



LASALLE BUSINESS CREDIT, INC.,
as a Lender

By:
-----------------------------------------------------------
Name:
---------------------------------------------------------
Title:
--------------------------------------------------------


NATIONAL CITY COMMERCIAL
FINANCE, INC.
as a Lender

By:
-----------------------------------------------------------
Name:
---------------------------------------------------------
Title:
--------------------------------------------------------


PNC BANK, NATIONAL ASSOCIATION,
as a Lender

By:
-----------------------------------------------------------
Name:
---------------------------------------------------------
Title:
--------------------------------------------------------



TEXTRON FINANCIAL CORPORATION,
as a Lender

By:
-----------------------------------------------------------
Name:
---------------------------------------------------------
Title:
--------------------------------------------------------



THE CHASE MANHATTAN BANK,
as a Lender


By:
-----------------------------------------------------------
Name:
---------------------------------------------------------
Title:
--------------------------------------------------------


TRANSAMERICA BUSINESS CREDIT
CORPORATION, as a Lender


By:
-----------------------------------------------------------
Name:
---------------------------------------------------------
Title:
--------------------------------------------------------

                                                                   Exhibit 10.3


                                 THIRD AMENDMENT


                  THIRD AMENDMENT, dated as of October 15, 1999 (the "Third Amendment"), among the financial institutions named in the Credit Agreement (as defined below) (such financial institutions, together with their respective successors and assigns, are referred to hereinafter each individually as a "Lender" and collectively as the "Lenders"), Bank of America NT&SA (formerly BankAmerica Business Credit, Inc. ("BABC")) as administrative agent for the Lenders (in its capacity as administrative agent, together with any successor in such capacity, the "Administrative Agent"), Ames FS, Inc. ("AFS") and Ames Merchandising Corporation ("AMC", and together with AFS, each a "Borrower" and collectively, the "Borrowers"), and the other Credit Parties named in and signatory to the Second Amended and Restated Credit Agreement, dated as of December 31, 1998 and amended as of April 16, 1999 and as of June 1, 1999, (as previously amended and as further amended, restated, modified and supplemented from time to time, the "Credit Agreement") among the Lenders, the Administrative Agent, the Borrowers, and the other Credit Parties named therein and signatories thereto. Capitalized terms used herein and not otherwise defined shall have the meanings ascribed to them in the Credit Agreement.

                  WHEREAS, the Parent has informed the Administrative Agent and the Lenders that it proposes to repurchase up to $50,880,000 in face amount of 12.5% Senior Notes due 2003 (the "Hills Notes") under an Indenture dated as of April 19, 1996 between Hills Stores Company and Fleet National Bank, as trustee (the "Indenture");

                  WHEREAS, Section 9.14 of the Credit Agreement prohibits the Parent or any of its Subsidiaries from making any payment or prepayment of principal or interest on account of, or purchase, defease, acquire or redeem, any Debt for Borrowed Money;

                  WHEREAS, the Borrowers have requested that the Lenders agree to amend Section 9.14 of the Credit Agreement to permit the repurchase of the Hills Notes in an aggregate purchase amount not to exceed $54,500,000 plus accrued and unpaid interest.

                  NOW, THEREFORE, for valuable consideration, the receipt and sufficiency of which is hereby acknowledged, and subject to the fulfillment of the conditions set forth below, the parties hereto agree hereby as follows:


         SECTION 1.  AMENDMENTS TO THE CREDIT AGREEMENT

     1.1 Section 1.1 is hereby amended by adding the following definitions in the proper alphabetical order therein:
                           "Hills  Notes"  means the 12.5% Senior Notes due 2003
                  issued under the Indenture.

                           "Second   Amendment"   means  that   certain   Second
                  Amendment dated as of June 1, 1999 among the Borrowers, the Lenders, the Administrative Agent and the other Credit Parties.

                           "Third  Amendment" means that certain Third Amendment
                  dated as of October 15, 1999 among the Borrowers, the Lenders, the Administrative Agent and the other Credit Parties.

                  1.2 Section 9.14 is hereby amended by replacing it in its entirety with the following new Section 9.14:
                  Redemptions and Other Payments. Neither the Parent nor any of its Subsidiaries shall make any payment or prepayment of principal or interest on account of, or purchase, defease, acquire or redeem, any Debt for Borrowed Money (or give any notice thereof or establish a sinking fund, reserve or like set aside of funds or other property therefor), except (i) the prepayment of Obligations in accordance with the terms of this Agreement, (ii) payments (other than (x) prepayments, except to the extent that Net Cash Proceeds with respect to any asset sales permitted by Section 9.9 are available therefor, and (y) prepayments in connection with the termination in the ordinary course of business of any real or personal property leases listed on Schedule 9.13) of Debt of any Credit Party permitted under clause (b), (d), or (h) of Section 9.13, in each case, to the extent due and payable, (iii) regularly scheduled payments of Debt of any Credit Party permitted under clause
                  (c) of Section 9.13, in each case to the extent due and payable and permitted to be paid by the terms thereof, (iv) regularly scheduled payments of interest under the Debt permitted by Section 9.13(i), in each case to the extent due and payable and permitted to be paid by the terms thereof, and
                  (v) repurchase of outstanding Hills Notes provided that the average weighted purchase price for all such repurchases shall not exceed 107% of the face amount thereof and the aggregate amount spent will not exceed $54,500,000 plus accrued and unpaid interest.


         SECTION 2.  CONDITIONS PRECEDENT TO EFFECTIVE DATE

                  This Third Amendment shall be deemed effective as of the date hereof on such date (the "Effective Date") that the following conditions have been satisfied in full or waived by the Administrative Agent in writing:

                  2.1 This Third Amendment shall have been executed by the Credit Parties, the Administrative Agent and the Majority Lenders, and the Credit Parties shall have performed and shall be in compliance with all covenants, agreements and conditions contained herein, in the Credit Agreement and in the other Loan Documents each as amended hereby.

                  2.2      The Administrative Agent shall have received:

                           2.2.1 Such opinions of counsel for the Parent and the Borrowers as the Administrative Agent or any Lender shall request, each such opinion to be in a form, scope, and substance satisfactory to the Administrative Agent, the Lenders, and their respective counsel;

                           2.2.2 (x) a certificate of the Secretary or Assistant Secretary of each Credit Party, except in the case of (C) and (D) hereinafter in which case the Parent only, dated within three Business Days prior to the date hereof and certifying that (A) the copy of its By-laws attached to the certificate of its Secretary or Assistant Secretary delivered on the Closing Date is a true and complete copy of its By-laws as in effect on the date of the certificate delivered pursuant to this subsection and such By-laws have not been amended since the Closing Date, (B) its certificate or articles of incorporation has not been amended since the date of the last amendment thereto shown on the certificate of good standing from the Secretary of State of the state of its incorporation delivered on the Closing Date,
         (C) attached thereto is a true and complete copy of the resolutions adopted by its Board of Directors authorizing the execution, delivery and performance of this Third Amendment and the repurchase of the Senior Notes and that such resolutions have not been modified, rescinded or amended and are in full force and effect, and (D) the officers executing this Third Amendment or any other document to which it is a party delivered in connection herewith or therewith are the incumbent officers and their signatures are as set forth thereto; and

         (y) a certificate of another officer of the Parent and each Credit Party, as the case may be, attesting to the incumbency and signature of its Secretary or Assistant Secretary, as the case may be;

                           2.2.3 Such other approvals,  opinions or documents as
the Administrative Agent may reasonably request.

                  2.3 To the extent invoiced, the Borrowers shall have paid all fees and expenses of the Administrative Agent and the Attorney Costs incurred in connection with this Third Amendment and the transactions contemplated hereby.

                  2.4 All proceedings taken in connection with the execution of this Third Amendment and all documents and papers relating hereto and thereto shall be satisfactory in form, scope, and substance to the Administrative Agent and the Majority Lenders.

                  2.5 All representations and warranties contained in this Third Amendment or otherwise made in writing to the Administrative Agent or the Lenders in connection herewith shall be true and correct in all material respects.

                  2.6 No unwaived event has occurred and is continuing which constitutes a Default or an Event of Default under the Credit Agreement.


         The execution and delivery to the Administrative Agent by the Borrowers of a counterpart of this Third Amendment shall be deemed to be a representation and warranty made by the Credit Parties to the effect that the conditions precedent to the Effective Date set forth hereinabove have been satisfied, with the same effect as delivery to the Administrative Agent and the Lenders of a certificate signed by a Responsible Officer of the Parent or the Borrowers, dated the Effective Date, to such effect.

         SECTION 3.  MISCELLANEOUS

                  3.1 Each Credit Party reaffirms and restates the representations and warranties set forth in Articles 6 and 8 of the Credit Agreement, as amended by this Third Amendment, and all such representations and warranties shall be true and correct on the date hereof with the same force and effect as if made on such date. Each Credit Party represents and warrants (which representations and warranties shall survive the execution and delivery hereof) to the Agent that:

                  (a) It has the corporate power and authority to execute, deliver and carry out the terms and provisions of this Third Amendment and the transactions contemplated hereby and has taken or caused to be taken all necessary corporate action to authorize the execution, delivery and performance of this Third Amendment and the transactions contemplated hereby;

                  (b) No consent of any other person (including, without limitation, shareholders or creditors of any Credit Party), and no action of, or filing with any governmental or public body or authority is required to authorize, or is otherwise required in connection with the execution, delivery and performance of this Third Amendment;

                  (c) This Third Amendment and the other instruments and documents contemplated hereby have been duly executed and delivered by a duly authorized officer on behalf of such party, and constitutes a legal, valid and binding obligation of such party enforceable against such party in accordance with its terms, subject to bankruptcy, reorganization, insolvency, moratorium and other similar laws affecting the enforcement of creditors' rights generally and the exercise of judicial discretion in accordance with general principles of equity; and

                  (d) The execution, delivery and performance of this Third Amendment and the other instruments and documents contemplated hereby will not violate any law, statute or regulation, or any order or decree of any court or governmental instrumentality, or conflict with, or result in the breach of, or constitute a default under any contractual obligation of such party.

                  3.2 Nothing herein shall be deemed to be a waiver of any covenant or agreement contained in the Credit Agreement, and each Credit Party hereby agrees that all of the covenants and agreements contained in the Credit Agreement and the other Loan Documents are hereby ratified and confirmed in all respects and shall remain in full force and effect in accordance with their respective terms. Each Credit Party reaffirms its prior grant under the Credit Agreement of a continuing first priority security interest in, lien on, and right of set-off against, all of the Collateral of such Credit Party, whether now owned or existing or hereafter acquired or arising, regardless of where located, and each of them shall enter into any confirmatory documentation requested by the Administrative Agent.

                  3.3 All references to the Credit Agreement in the Credit Agreement or any other Loan Document and the other documents and instruments delivered pursuant to or in connection therewith shall mean such agreement as amended hereby and as each may in the future be amended, restated, supplemented or modified from time to time.

                  3.4 This Third Amendment may be executed by the parties hereto individually or in combination, in one or more counterparts, each of which shall be an original and all of which shall constitute one and the same agreement.

                  3.5 Delivery of an executed counterpart of a signature page by telecopier shall be effective as delivery of a manually executed counterpart.

                  3.6 This Third Amendment shall be governed by, and construed and interpreted in accordance with, the laws of the State of New York.

                  3.7 The parties hereto shall, at any time and from time to time following the execution of this Third Amendment, execute and deliver all such further instruments and take all such further action as may be reasonably necessary or appropriate in order to carry out the provisions of this Third Amendment.


IN WITNESS WHEREOF, each Borrower, the Majority Lenders, the Administrative Agent, each Co-Agent and the other Credit Parties have caused this Third Amendment to be duly executed by their respective authorized officers as of the day and year first above written.

BANK OF AMERICA NT&SA,
as the Administrative Agent


By:
-----------------------------------------
Name: William J. Wilson
Title: Senior Account Executive

Address: 40 East 52nd Street
New York, New York 10022
Attn: Division Manager
Telecopy No.: (212) 836-5167


AMES MERCHANDISING CORPORATION, as a Borrower and Guarantor


By:
-----------------------------------------
Name: Rolando de Aguiar
Title: Vice President

Address: 2418 Main Street
Rocky Hill, Connecticut 06067
Attn: Rolando de Aguiar
Telecopy No.: (860) 563-8560


AMES FS, INC., as a Borrower and Guarantor


By:
-----------------------------------------
Name: Rolando de Aguiar
Title: Vice President

Address: 2418 Main Street
Rocky Hill, Connecticut 06067
Attn: Rolando de Aguiar
Telecopy No.: (860) 563-8560


AMES DEPARTMENT STORES, INC., as a Guarantor


By:
-----------------------------------------
Name: Rolando de Aguiar
Title: Executive Vice President and CFO

Address: 2418 Main Street
Rocky Hill, Connecticut 06067
Attn: Rolando de Aguiar
Telecopy No.: (860) 563-8560

AMD, INC., as a Guarantor


By:
-----------------------------------------
Name: Rolando de Aguiar
Title: Vice President

Address: 2418 Main Street
Rocky Hill, Connecticut 06067
Attn: Rolando de Aguiar
Telecopy No.: (860) 563-8560


AMES REALTY II, INC., as a Guarantor


By:
-----------------------------------------
Name: Rolando de Aguiar
Title: Vice President

Address: 2418 Main Street
Rocky Hill, Connecticut 06067
Attn: Rolando de Aguiar
Telecopy No.: (860) 563-8560


AMES TRANSPORTATION SYSTEMS, INC.,
as a Guarantor


By:
-----------------------------------------
Name: Rolando de Aguiar
Title: Vice President

Address: 2418 Main Street
Rocky Hill, Connecticut 06067
Attn: Rolando de Aguiar
Telecopy No.: (860) 563-8560

Commitment:  $50,000,000
BANK OF AMERICA NT&SA
(formerly BANKAMERICA BUSINESS CREDIT, INC.), as a Lender


By:
-----------------------------------------
Name: William J. Wilson
Title: Senior Account Executive

Address: 40 East 52nd Street
New York, New York 10022
Attn: Division Manager
Telecopy No.: (212) 836-5167


Commitment:  $50,000,000
CONGRESS FINANCIAL CORPORATION,
as a Lender


By:
-----------------------------------------
Name: Cindy B. Dennbaum
Title: Vice President

Address: 1133 Avenue of the Americas
New York, New York 10036
Attn: Ms. Cindy Dennbaum
Telecopy No.: (212) 545-4283


Commitment:  $50,000,000
GENERAL ELECTRIC CAPITAL CORPORATION, as a Lender


By:
-----------------------------------------
Name: Steven Metivier
Title: Authorized Signatory

Address: 201 High Ridge Road
Stamford, Connecticut 06927
Attn: Vice President - Portfolio
Telecopy No.: (203) 316-7893


Commitment:  $50,000,000
TRANSAMERICA BUSINESS CREDIT CORPORATION, as a Lender

By:
-----------------------------------------
Name: Michael S. Burns
Title: Vice President

Address: 555 Theodore Fremd Avenue
Suite 301
Rye, New York 10580
Attn: Mr. Jon Oldham
Telecopy No.: (914) 921-0110

Commitment:  $30,000,000
THE CHASE MANHATTAN BANK,
as a Lender


By:
-----------------------------------------
Name: James M. Dailey
Title: Vice President

Address: 633 Third Avenue
New York, New York 10017
Attn: Credit Deputy
Telecopy No.: (212) 622-5218


Commitment:  $25,000,000
FLEET BUSINESS CREDIT CORPORATION,
as a Lender


By:
-----------------------------------------
Name: John P. Masotti
Title: Vice President

Address: 200 Glastonbury Blvd.
Glastonbury, CT 06033
Attn: Mr. John Masotti
Telecopy No.: (860) 657-7759


Commitment:  $25,000,000
LASALLE BUSINESS CREDIT, INC.,
as a Lender


By:
-----------------------------------------
Name: Lawrence P. Garni
Title: First Vice President

Address: 477 Madison Avenue
12th Floor
New York, New York 10022
Attn: Mr. Corey Sclar
Telecopy No.: (212) 371-2966


Commitment:  $25,000,000
FLEET NATIONAL BANK, as a Lender


By:
-----------------------------------------
Name: Linda Smyth
Title: Vice President

Address: 777 Main Street
MSN 240
Hartford, Connecticut 06115
Attn: Linda Smyth
Telecopy No.: (860) 986-6919

Commitment:  $25,000,000
NATIONAL CITY COMMERCIAL FINANCE, INC., as a Lender


By:
-----------------------------------------
Name: Matthew D. Sheets
Title:Account Executive

Address: 1965 East 6th Street, Suite 400
Cleveland, Ohio 44114
Attn: Ms. Carla Kehres
Telecopy No.: (216) 575-9486


Commitment:  $25,000,000
PNC BANK, NATIONAL ASSOCIATION,
as a Lender


By:
-----------------------------------------
Name: Janeann Fehrle
Title: Vice President

Address: 1600 Market Street
31st Floor F2-F070-31-2
Philadelphia, Pennsylvania 19103
Attn: Ms. Janeann Fehrle
Telecopy No.: (215) 585-4749


Commitment:  $20,000,000
CITIZENS BUSINESS CREDIT COMPANY,
as a Lender


By:
-----------------------------------------
Name: John Palermo
Title: Vice President

Address: 237 Main Street
Middletown, Connecticut
Attn: Mr. John Palermo
Telecopy No.: (860) 368-4444


Commitment:  $30,000,000
FOOTHILL CAPITAL CORPORATION, as a Lender


By:
-----------------------------------------
Name: Todd Nakamoto
Title: Vice President

Address: 11111 Santa Monica Blvd.
Los Angeles, California 90025
Attn: Mr. Todd Nakamoto
Telecopy No.: (310) 479-8952

Commitment:  $20,000,000
AMSOUTH BANK, as a Lender


By:
-----------------------------------------
Name: Kevin P. Rogers
Title: Attorney in Fact

Address: c/o AmSouth Capital Corp.
350 Park Avenue
19th Floor
New York, New York 10022
Attn: Mr. Joseph B. Huston
Telecopy No.: (212) 935-7548


Commitment:  $15,000,000
IBJ WHITEHALL BUSINESS CREDIT CORPORATION, as a Lender


By:
-----------------------------------------
Name: Andrew Sepe
Title: Vice President

Address: One State Street
New York, New York 10004
Attn: Mr. Andrew Sepe
Telecopy No.: (212) 858-2151

Commitment:  $50,000,000
BANKBOSTON RETAIL FINANCE INC.,
as a Lender


By:
-----------------------------------------
Name: Betsy Ratto
Title: Managing Director

Address: 40 Broad Street
11th Floor
Boston, Massachusetts 02109
Attn: Ms. Betsy Ratto
Telecopy No.: (617) 434-4339

Commitment:  $50,000,000
CIT GROUP/BUSINESS CREDIT, INC., as a Lender


By:
-----------------------------------------
Name: Evelyn Kusold
Title: Vice President

Address: 1211 Avenue of the Americas
New York, New York 10036
Attn: Ms. Evelyn Kusold
Telecopy No.: (212) 536-1295


Commitment:  $25,000,000
TEXTRON FINANCIAL CORPORATION, as a Lender


By:
-----------------------------------------
Name: Todd Runge
Title: Vice President

Address: 4550 North Point
Suite 400
Alpharetta, Georgia 30022
Attn: Ms. Christine MacKay
Telecopy No.: (770) 360-1672


Commitment:  $50,000,000
HELLER FINANCIAL, INC., as a Lender


By:
-----------------------------------------
Name: John Buff
Title: Senior Vice President

Address: 150 East 42nd Street
7th Floor
New York, New York 10017
Attn: Mr. Thomas Bukowski
Telecopy No.: (212) 880-2960


Commitment:  $10,000,000
FREMONT FINANCIAL CORPORATION, as a Lender


By:
-----------------------------------------
Name: Ruth Yang
Title: Portfolio Administrator

Address: 2020 Santa Monica Boulevard
Suite 500
Santa Monica, California 90404
Attn: Ms. Ruth Yang
Telecopy No.: (310) 264-7401


Commitment:  $25,000,000
GENERAL MOTORS ACCEPTANCE CORPORATION, as a Lender


By:
-----------------------------------------
Name: Robert E. Nuytkens
Title: Vice President

Address: 1290 Avenue of the Americas
3rd Floor
New York, New York 10004
Attn: Mr. Frank Imperato
Telecopy No.: (212) 408-4317

                                                                    Exhibit 10.4


                                FOURTH AMENDMENT


                  FOURTH AMENDMENT, dated as of January 18, 2000 (the "Fourth Amendment"), among the financial institutions named in the Credit Agreement (as defined below) (such financial institutions, together with their respective successors and assigns, are referred to hereinafter each individually as a "Lender" and collectively as the "Lenders"), Bank of America, N.A. (formerly BankAmerica Business Credit, Inc. ("BABC")) as administrative agent for the Lenders (in its capacity as administrative agent, together with any successor in such capacity, the "Administrative Agent"), Ames FS, Inc. ("AFS") and Ames Merchandising Corporation ("AMC", and together with AFS, each a "Borrower" and collectively, the "Borrowers"), and the other Credit Parties named in and signatory to the Second Amended and Restated Credit Agreement, dated as of December 31, 1998 and amended as of April 16, 1999, as of June 1, 1999 and as of October 15, 1999, (as previously amended and as further amended, restated, modified and supplemented from time to time, the "Credit Agreement") among the Lenders, the Administrative Agent, the Borrowers, and the other Credit Parties named therein and signatories thereto. Capitalized terms used herein and not otherwise defined shall have the meanings ascribed to them in the Credit Agreement.

                  WHEREAS, the Borrowers have requested that the Lenders agree to amend certain sections of the Credit Agreement to reduce the interest rate, replace the minimum availability and fixed charge coverage ratio covenants and permit the repurchase of public debt and equity in an aggregate purchase amount not to exceed $100,000,000 annually.

                  NOW, THEREFORE, for valuable consideration, the receipt and sufficiency of which is hereby acknowledged, and subject to the fulfillment of the conditions set forth below, the parties hereto agree hereby as follows:


         SECTION 1.  AMENDMENTS TO THE CREDIT AGREEMENT

                  1.1 Section 1.1 is hereby amended by adding the following definitions in the proper alphabetical order therein:
                           "Fourth   Amendment"   means  that   certain   Fourth
                  Amendment dated as of January 18, 2000 among the Borrowers, the Lenders, the Administrative Agent and the other Credit Parties.

                  1.2 The definition of "Applicable Margin" in Section 1.1 is hereby amended by replacing it in its entirety with the following new definition:

                           "Applicable  Margin" means, with respect to any Loan,
                  the amount set forth below which corresponds to the then current senior unsecured debt rating of the Parent by Moody's Investors Service (the "Debt Rating") set forth below.


                                                                                       Applicable Margin
                  Debt                          Applicable Margin for                         for
                 Rating                           LIBOR Rate Loans                      Base Rate Loans
                  B2 (or higher)                        1.50%                               zero (0)

                  B3                                    1.75%                                .125%

                  Caa1                                  2.00%                                .375%

                  Caa2 (or lower)                       2.25%                                .625%

                  ; provided, however, that
                    --------  -------

                           (i) on the Effective Date of the Fourth Amendment (as
                  defined therein) the Applicable Margin for LIBOR Rate Loans shall be 1.50% and the Applicable Margin for Base Rate Loans shall be 0%;

                           (ii) each increase in the Applicable  Margin shall be
                  automatically effective as of the date any downgrade to the Debt Rating is publicly announced by Moody's Investors Service;

                           (iii) no  decrease  in the  Applicable  Margin  shall
                  occur in connection with any upgrade in the Debt Rating unless one or more downgrades have occurred; and

                           (iv) if at any time no Debt  Rating  is  provided  by
                  Moody's Investors Service, then the Administrative Agent and the Borrowers shall agree upon (x) a rating agency of similar status that provides debt ratings which are the equivalent of the Debt Ratings set forth above and (y) the Applicable Margin applicable to each such debt rating. Should no such debt rating agency be available or if the Administrative Agent and the Borrowers do not agree on a rating agency, the debt ratings or the Applicable Margins applicable thereto, then the Applicable Margin, immediately and without notice or further action, shall be the highest Applicable Margin provided herein.

                  1.3 Clause (D) in the definition of "EBITDA" in Section 1.1 is hereby amended by replacing it in its entirety with the following new clause
(D):

                           (D) all expenses and revenue relating to or resulting
                  from the liquidation of Inventory of any Hills Credit Party or the conversion of Hills stores to Ames stores;

                  1.4 The definition of "EBITDA" in Section 1.1 is hereby further amended by replacing the phrase "The October 28, 1998 Projections." with the phrase "Fiscal 2000 Projections." where it appears in the proviso.

                  1.5 The definition of "Fixed Charges" in Section 1.1 is hereby amended by replacing it in its entirety with the following new definition:

                           "Fixed Charges" means, with respect to the Parent and
                  its consolidated Subsidiaries for any period, the sum of (i) Cash Interest Expense for such period, (ii) Capital Expenditures made in such period (excluding all Capital Expenditures relating to or resulting from the conversion of Hills stores to Ames stores), (iii) all payments made in such period on account of the principal amount of Debt for Borrowed Money (other than the Obligations), (iv) all payments made in such period on account of repurchases of stock of the Parent permitted pursuant to Section 9.10 and (v) all payments made in such period on account of repurchases of publicly issued Debt for Borrowed Money permitted pursuant to Section 9.14.

                  1.6 The definition of "Individual Availability" in Section 1.1 is hereby amended by deleting the phrase "at any time during each period commencing on July 1 and ending on November 30 in each year, seventy five percent (75%), and at any other time" from clause (a)(ii)(x) of such definition.

                  1.7 Paragraph (c) of Section 7.2 is hereby amended by adding the following immediately prior to the period at the end thereof:

                  and either (x) stating that because the Combined Availability was not less than $100,000,000 at any time during the month then ended Section 9.26 was not applicable during such month or (y) setting forth in reasonable detail the calculations required to establish that the Credit Parties were in compliance with the covenants set forth in Section 9.26 at the end of such month

                  1.8 Paragraph (d) of Section 7.2 is hereby amended by replacing it in its entirety with the following new paragraph (d):

                           (d) With each of the annual audited Financial Statements delivered pursuant to Section 7.2(a), and within forty-five (45) days after the end of each fiscal quarter (or ninety (90) days in the case of the fourth quarter), a certificate of the chief financial officer of the Parent (i) stating that, except as explained in reasonable detail in such certificate, (A) all of the representations and warranties of the Credit Parties contained in this Agreement and the other Loan Documents are correct and complete in all material respects as at the date of such certificate as if made at such time, (B) each Credit Party is, at the date of such certificate, in compliance in all material respects with all of its respective covenants and agreements in this Agreement and the other Loan Documents, (C) no Default or Event of Default then exists or existed during the period covered by such Financial Statements, and (D) describing and analyzing in reasonable detail all material trends, changes, and developments in each and all Financial Statements, and (ii) with respect to the financial statements delivered for each fiscal quarter, stating that all such statements have been prepared in accordance with GAAP and present fairly, subject to normal year-end adjustments, the financial position of the Parent and its consolidated Subsidiaries as at the dates thereof and their results of operations for the periods then ended. If such certificate discloses that a representation or warranty is not correct or complete, or that a covenant has not been complied with, or that a Default or Event of Default existed or exists, such certificate shall set forth what action the Parent has taken or proposes to take with respect thereto.

                  1.9 Section 9.10 is hereby amended by replacing the last sentence thereof in its entirety with the following new sentence:

                  In addition, the Parent may repurchase shares of its publicly traded common stock at market prices in one or more transactions; provided, that (a) the Fixed Charge Coverage Ratio for the rolling twelve month period most recently ended prior to any such repurchase is not less than 1.00:1.00; (b) after giving effect to any such repurchase the Combined
                  Availability is not less than $100,000,000; and (c) the aggregate repurchase price of the shares, together with the repurchase of Debt permitted to be made pursuant to clause
                  (vi) of Section 9.14 (excluding accrued interest), does not exceed $25,000,000 in the aggregate in any fiscal quarter or $100,000,000 in the aggregate in any Fiscal Year; provided, however, if such repurchases are less than the amount permitted in any fiscal quarter, then an amount equal to the unused portion may be carried forward and added to the
                  $25,000,000 permitted for the immediately succeeding fiscal quarter; provided further that the amount spent in such immediately succeeding fiscal quarter shall not exceed $50,000,000 in the aggregate.

                  1.10 Section 9.14 is hereby amended by replacing it in its entirety with the following new Section 9.14:

                  Redemptions and Other Payments. Neither the Parent nor any of its Subsidiaries shall make any payment or prepayment of principal or interest on account of, or purchase, defease, acquire or redeem, any Debt for Borrowed Money (or give any notice thereof or establish a sinking fund, reserve or like set aside of funds or other property therefor), except (i) the prepayment of Obligations in accordance with the terms of this Agreement, (ii) payments (other than (x) prepayments, except to the extent that Net Cash Proceeds with respect to any asset sales permitted by Section 9.9 are available therefor, and (y) prepayments in connection with the termination in the ordinary course of business of any real or personal property leases listed on Schedule 9.13) of Debt of any Credit Party permitted under clause (b), (d), or (h) of Section 9.13, in each case, to the extent due and payable, (iii) regularly scheduled payments of Debt of any Credit Party permitted under clause
                  (c) of Section 9.13, in each case to the extent due and payable and permitted to be paid by the terms thereof, (iv) regularly scheduled payments of interest under the Debt permitted by Section 9.13(i), in each case to the extent due and payable and permitted to be paid by the terms thereof, and
                  (v) repurchase of outstanding publicly issued Debt for Borrowed Money provided that (a) the Fixed Charge Coverage Ratio for the rolling twelve month period most recently ended prior to any such repurchase is not less than 1.00:1.00 (after giving effect to the cash interest to be paid in connection with each such repurchase); (b) after giving effect to any such repurchase the Combined Availability is not less than $100,000,000; and (c) the aggregate amount spent for all such repurchases (excluding accrued interest), together with the aggregate repurchase price of shares of the Parent repurchased pursuant to Section 9.10, does not exceed $25,000,000 in the aggregate in any fiscal quarter or $100,000,000 in the aggregate in any Fiscal Year; provided, however, if such repurchases are less than the amount permitted in any fiscal quarter, then an amount equal to the unused portion may be carried forward and added to the $25,000,000 permitted for the immediately succeeding fiscal quarter; provided further that the amount spent in such immediately succeeding fiscal quarter shall not exceed $50,000,000 in the aggregate.

                  1.11 Section 9.25 is hereby amended by replacing it in its entirety with the following new Section 9.25:

                  [Intentionally Omitted]
                   ---------------------

                  1.12 Section 9.26 is hereby amended by replacing it in its entirety with the following new Section 9.26:

                  Fixed Charge Coverage Ratio. If during any month the Combined Availability is less than $100,000,000, the Parent shall maintain a Fixed Charge Coverage Ratio of not less than 1.20:1.00 for the twelve month period ending with the last day of such month.

                  1.13 Section 9.27 is hereby amended by replacing it in its entirety with the following new Section 9.27:

                  [Intentionally Omitted]
                   ---------------------

                  1.14 Paragraph (b) of Section 10.2 is hereby amended by replacing it in its entirety with the following new clause (b):

                           (b) the amount of the Individual  Availability of the
                  relevant Borrower shall equal or exceed the amount of such Loan or cause the issuance or provision of such Letter of Credit or Credit Support; provided, however, that the foregoing conditions precedent are not conditions to each
                  Lender participating in or reimbursing BABC or the Administrative Agent for such Lenders' Pro Rata Share of any BABC Loan or Administrative Agent Advance as provided in Sections 2.2(h), (i) and (j).

         SECTION 2.  CONDITIONS PRECEDENT TO EFFECTIVE DATE

                  This Fourth Amendment shall be deemed effective as of the date hereof on such date (the "Effective Date") that the following conditions have been satisfied in full or waived by the Administrative Agent in writing:

                  2.1 This Fourth Amendment shall have been executed by the Credit Parties, the Administrative Agent and the Lenders, and the Credit Parties shall have performed and shall be in compliance with all covenants, agreements and conditions contained herein, in the Credit Agreement and in the other Loan Documents each as amended hereby.

                  2.2 All required corporate actions in connection with the execution and delivery of this Fourth Amendment shall have been taken, and each shall be satisfactory in form and substance to the Administrative Agent, and the Administrative Agent shall have received all information and copies of all documents, including, without limitation, records of requisite corporate action that the Administrative Agent may reasonably request, to be certified by the appropriate corporate person or government authorities.

                  2.3 To the extent invoiced, the Borrowers shall have paid all fees and expenses of the Administrative Agent and the Attorney Costs incurred in connection with this Fourth Amendment and the transactions contemplated hereby.

                  2.4 All proceedings taken in connection with the execution of this Fourth Amendment and all documents and papers relating hereto and thereto shall be satisfactory in form, scope, and substance to the Administrative Agent and the Lenders.

                  2.5 All representations and warranties contained in this Fourth Amendment or otherwise made in writing to the Administrative Agent or the Lenders in connection herewith shall be true and correct in all material respects.

                  2.6 No unwaived event has occurred and is continuing which constitutes a Default or an Event of Default under the Credit Agreement.

         The execution and delivery to the Administrative Agent by the Borrowers of a counterpart of this Fourth Amendment shall be deemed to be a representation and warranty made by the Credit Parties to the effect that the conditions precedent to the Effective Date set forth hereinabove have been satisfied, with the same effect as delivery to the Administrative Agent and the Lenders of a certificate signed by a Responsible Officer of the Parent or the Borrowers, dated the Effective Date, to such effect.

         SECTION 3.  MISCELLANEOUS

                  3.1 Each Credit Party reaffirms and restates the representations and warranties set forth in Articles 6 and 8 of the Credit Agreement, as amended by this Fourth Amendment, and all such representations and warranties shall be true and correct on the date hereof with the same force and effect as if made on such date. Each Credit Party represents and warrants (which representations and warranties shall survive the execution and delivery hereof) to the Agent that:

                  (a) It has the corporate power and authority to execute, deliver and carry out the terms and provisions of this Fourth Amendment and the transactions contemplated hereby and has taken or caused to be taken all necessary corporate action to authorize the execution, delivery and performance of this Fourth Amendment and the transactions contemplated hereby;

                  (b) No consent of any other person (including, without limitation, shareholders or creditors of any Credit Party), and no action of, or filing with any governmental or public body or authority is required to authorize, or is otherwise required in connection with the execution, delivery and performance of this Fourth Amendment;

                  (c) This Fourth Amendment and the other instruments and documents contemplated hereby have been duly executed and delivered by a duly authorized officer on behalf of such party, and constitutes a legal, valid and binding obligation of such party enforceable against such party in accordance with its terms, subject to bankruptcy, reorganization, insolvency, moratorium and other similar laws affecting the enforcement of creditors' rights generally and the exercise of judicial discretion in accordance with general principles of equity; and

                  (d) The execution, delivery and performance of this Fourth Amendment and the other instruments and documents contemplated hereby will not violate any law, statute or regulation, or any order or decree of any court or governmental instrumentality, or conflict with, or result in the breach of, or constitute a default under any contractual obligation of such party.

                  3.2 Nothing herein shall be deemed to be a waiver of any covenant or agreement contained in the Credit Agreement, and each Credit Party hereby agrees that all of the covenants and agreements contained in the Credit Agreement and the other Loan Documents are hereby ratified and confirmed in all respects and shall remain in full force and effect in accordance with their respective terms. Each Credit Party reaffirms its prior grant under the Credit Agreement of a continuing first priority security interest in, lien on, and right of set-off against, all of the Collateral of such Credit Party, whether now owned or existing or hereafter acquired or arising, regardless of where located, and each of them shall enter into any confirmatory documentation requested by the Administrative Agent.

                  3.3 All references to the Credit Agreement in the Credit Agreement or any other Loan Document and the other documents and instruments delivered pursuant to or in connection therewith shall mean such agreement as amended hereby and as each may in the future be amended, restated, supplemented or modified from time to time.

                  3.4 This Fourth Amendment may be executed by the parties hereto individually or in combination, in one or more counterparts, each of which shall be an original and all of which shall constitute one and the same agreement.

                  3.5 Delivery of an executed counterpart of a signature page by telecopier shall be effective as delivery of a manually executed counterpart.

                  3.6 This Fourth Amendment shall be governed by, and construed and interpreted in accordance with, the laws of the State of New York.

                  3.7 The parties hereto shall, at any time and from time to time following the execution of this Fourth Amendment, execute and deliver all such further instruments and take all such further action as may be reasonably necessary or appropriate in order to carry out the provisions of this Fourth Amendment.

                  IN WITNESS WHEREOF, each Borrower, each Lender, the Administrative Agent, each Co-Agent and each other Credit Party has caused this Fourth Amendment to be duly executed by its respective authorized officers as of the day and year first above written.

BANK OF AMERICA NT&SA,
as the Administrative Agent


By:
-----------------------------------------
Name: William J. Wilson
Title: Senior Account Executive

Address: 40 East 52nd Street
New York, New York 10022
Attn: Division Manager
Telecopy No.: (212) 836-5167

AMES MERCHANDISING CORPORATION, as a Borrower and Guarantor


By:
-----------------------------------------
Name: Rolando de Aguiar
Title: Vice President

Address: 2418 Main Street
Rocky Hill, Connecticut 06067
Attn: Rolando de Aguiar
Telecopy No.: (860) 563-8560


AMES FS, INC., as a Borrower and Guarantor


By:
-----------------------------------------
Name: Rolando de Aguiar
Title: Vice President

Address: 2418 Main Street
Rocky Hill, Connecticut 06067
Attn: Rolando de Aguiar
Telecopy No.: (860) 563-8560


AMES DEPARTMENT STORES, INC., as a Guarantor


By:
-----------------------------------------
Name: Rolando de Aguiar
Title: Executive Vice President and CFO

Address: 2418 Main Street
Rocky Hill, Connecticut 06067
Attn: Rolando de Aguiar
Telecopy No.: (860) 563-8560


AMD, INC., as a Guarantor


By:
-----------------------------------------
Name: Rolando de Aguiar
Title: Vice President

Address: 2418 Main Street
Rocky Hill, Connecticut 06067
Attn: Rolando de Aguiar
Telecopy No.: (860) 563-8560

AMES REALTY II, INC., as a Guarantor


By:
-----------------------------------------
Name: Rolando de Aguiar
Title: Vice President

Address: 2418 Main Street
Rocky Hill, Connecticut 06067
Attn: Rolando de Aguiar
Telecopy No.: (860) 563-8560


AMES TRANSPORTATION SYSTEMS, INC.,
as a Guarantor


By:
-----------------------------------------
Name: Rolando de Aguiar
Title: Vice President

Address: 2418 Main Street
Rocky Hill, Connecticut 06067
Attn: Rolando de Aguiar
Telecopy No.: (860) 563-8560


Commitment:  $50,000,000
BANK OF AMERICA NT&SA
(formerly BANKAMERICA BUSINESS CREDIT, INC.), as a Lender


By:
-----------------------------------------
Name: William J. Wilson
Title: Senior Account Executive

Address: 40 East 52nd Street
New York, New York 10022
Attn: Division Manager
Telecopy No.: (212) 836-5167


Commitment:  $50,000,000
CONGRESS FINANCIAL CORPORATION,
as a Lender


By:
-----------------------------------------
Name: Cindy B. Dennbaum
Title: Vice President

Address: 1133 Avenue of the Americas
New York, New York 10036
Attn: Ms. Cindy Dennbaum
Telecopy No.: (212) 545-4283

Commitment:  $50,000,000
GENERAL ELECTRIC CAPITAL CORPORATION, as a Lender


By:
-----------------------------------------
Name: Steven Metivier
Title: Authorized Signatory

Address: 201 High Ridge Road
Stamford, Connecticut 06927
Attn: Vice President - Portfolio
Telecopy No.: (203) 316-7893


Commitment:  $50,000,000
TRANSAMERICA BUSINESS CREDIT CORPORATION, as a Lender


By:
-----------------------------------------
Name: Michael S. Burns
Title: Vice President

Address: 555 Theodore Fremd Avenue
Suite 301
Rye, New York 10580
Attn: Mr. Jon Oldham
Telecopy No.: (914) 921-0110


Commitment:  $30,000,000
THE CHASE MANHATTAN BANK,
as a Lender


By:
-----------------------------------------
Name: James M. Dailey
Title: Vice President

Address: 633 Third Avenue
New York, New York 10017
Attn: Credit Deputy
Telecopy No.: (212) 622-5218


Commitment:  $25,000,000
FLEET BUSINESS CREDIT CORPORATION,
as a Lender


By:
-----------------------------------------
Name: John P. Masotti
Title: Vice President

Address: 200 Glastonbury Blvd.
Glastonbury, CT 06033
Attn: Mr. John Masotti
Telecopy No.: (860) 657-7759

Commitment:  $25,000,000
LASALLE BUSINESS CREDIT, INC.,
as a Lender


By:
-----------------------------------------
Name: Lawrence P. Garni
Title: First Vice President

Address: 477 Madison Avenue
12th Floor
New York, New York 10022
Attn: Mr. Corey Sclar
Telecopy No.: (212) 371-2966


Commitment:  $25,000,000
FLEET NATIONAL BANK, as a Lender


By:
-----------------------------------------
Name: Linda Smyth
Title: Vice President

Address: 777 Main Street
MSN 240
Hartford, Connecticut 06115
Attn: Linda Smyth
Telecopy No.: (860) 986-6919


Commitment:  $25,000,000
NATIONAL CITY COMMERCIAL FINANCE, INC., as a Lender


By:
-----------------------------------------
Name: Matthew D. Sheets
Title: Account Executive

Address: 1965 East 6th Street, Suite 400
Cleveland, Ohio 44114
Attn: Ms. Carla Kehres
Telecopy No.: (216) 575-9486


Commitment:  $25,000,000
PNC BANK, NATIONAL ASSOCIATION,
as a Lender


By:
-----------------------------------------
Name: Janeann Fehrle
Title: Vice President

Address: 1600 Market Street
31st Floor F2-F070-31-2
Philadelphia, Pennsylvania 19103
Attn: Ms. Janeann Fehrle
Telecopy No.: (215) 585-4749

Commitment:  $20,000,000
CITIZENS BUSINESS CREDIT COMPANY,
as a Lender


By:
-----------------------------------------
Name: John Palermo
Title: Vice President

Address: 237 Main Street
Middletown, Connecticut
Attn: Mr. John Palermo
Telecopy No.: (860) 368-4444


Commitment:  $30,000,000
FOOTHILL CAPITAL CORPORATION, as a Lender


By:
-----------------------------------------
Name: Todd Nakamoto
Title: Vice President

Address: 11111 Santa Monica Blvd.
Los Angeles, California 90025
Attn: Mr. Todd Nakamoto
Telecopy No.: (310) 479-8952


Commitment:  $20,000,000
AMSOUTH BANK, as a Lender


By:
-----------------------------------------
Name: Kevin P. Rogers
Title: Attorney in Fact

Address: c/o AmSouth Capital Corp.
350 Park Avenue
19th Floor
New York, New York 10022
Attn: Mr. Joseph B. Huston
Telecopy No.: (212) 935-7548


Commitment:  $15,000,000
IBJ WHITEHALL BUSINESS CREDIT CORPORATION, as a Lender


By:
-----------------------------------------
Name: Andrew Sepe
Title: Vice President

Address: One State Street
New York, New York 10004
Attn: Mr. Andrew Sepe
Telecopy No.: (212) 858-2151

Commitment:  $50,000,000
BANKBOSTON RETAIL FINANCE INC.,
as a Lender


By:
-----------------------------------------
Name: Betsy Ratto
Title: Managing Director

Address: 40 Broad Street
11th Floor
Boston, Massachusetts 02109
Attn: Ms. Betsy Ratto
Telecopy No.: (617) 434-4339


Commitment:  $50,000,000
CIT GROUP/BUSINESS CREDIT, INC., as a Lender


By:
-----------------------------------------
Name: Evelyn Kusold
Title: Vice President

Address: 1211 Avenue of the Americas
New York, New York 10036
Attn: Ms. Evelyn Kusold
Telecopy No.: (212) 536-1295


Commitment:  $25,000,000
TEXTRON FINANCIAL CORPORATION, as a Lender


By:
-----------------------------------------
Name: Todd Runge
Title: Vice President

Address: 4550 North Point
Suite 400
Alpharetta, Georgia 30022
Attn: Ms. Christine MacKay
Telecopy No.: (770) 360-1672


Commitment:  $50,000,000
HELLER FINANCIAL, INC., as a Lender


By:
-----------------------------------------
Name: John Buff
Title: Senior Vice President

Address: 150 East 42nd Street
7th Floor
New York, New York 10017
Attn: Mr. Thomas Bukowski
Telecopy No.: (212) 880-2960


Commitment:  $10,000,000
FREMONT FINANCIAL CORPORATION, as a Lender


By:
-----------------------------------------
Name: Ruth Yang
Title: Portfolio Administrator

Address: 2020 Santa Monica Boulevard
Suite 500
Santa Monica, California 90404
Attn: Ms. Ruth Yang
Telecopy No.: (310) 264-7401

Commitment:  $25,000,000
GMAC COMMERCIAL CREDIT LLC, as a Lender


By:
-----------------------------------------
Name: Robert E. Nuytkens
Title: Vice President

Address: 1290 Avenue of the Americas
3rd Floor
New York, New York 10004
Attn: Mr. Robert E. Nuytkens
Telecopy No.: (212) 408-4317


                                                                   Exhibit 10.5


                                 FIFTH AMENDMENT


                  FIFTH AMENDMENT, dated as of January 27, 2000 (the "Fifth Amendment"), among the financial institutions named in the Credit Agreement (as defined below) (such financial institutions, together with their respective successors and assigns, are referred to hereinafter each individually as a "Lender" and collectively as the "Lenders"), Bank of America, N.A. (formerly BankAmerica Business Credit, Inc. ("BABC")) as administrative agent for the Lenders (in its capacity as administrative agent, together with any successor in such capacity, the "Administrative Agent"), Ames FS, Inc. ("AFS") and Ames Merchandising Corporation ("AMC", and together with AFS, each a "Borrower" and collectively, the "Borrowers"), and the other Credit Parties named in and signatory to the Second Amended and Restated Credit Agreement, dated as of December 31, 1998, and amended as of April 16, 1999, as of June 1, 1999, as of October 15, 1999, and as of January 18, 2000, (as previously amended and as further amended, restated, modified and supplemented from time to time, the "Credit Agreement") among the Lenders, the Administrative Agent, the Borrowers, and the other Credit Parties named therein and signatories thereto. Capitalized terms used herein and not otherwise defined shall have the meanings ascribed to them in the Credit Agreement.

                  WHEREAS, the Borrowers have informed the Administrative Agent and the Lenders that they would like to effect a corporate reorganization pursuant to which the following will occur sequentially: (1) AMD, Inc. will be merged with and into AFS and, as a result of such merger, the separate corporate existence of AMD, Inc. will cease, and AFS shall assume all of the Obligations of AMD, Inc.; (2) all assets of AFS will be transferred to AMC; and (3) AFS will be merged with and into Ames Department Stores, Inc. ("Parent"), and as a result of such merger, the separate corporate existence of AFS will cease, and Parent shall assume all of the Obligations of AFS in addition to being a "Credit Party" and "Guarantor" under the Credit Agreement and a "Grantor" and "Pledgor", as such terms are defined in the Security Documents;

                  WHEREAS, AMC shall reaffirm the prior granting to the Administrative Agent of a security interest in all of its assets and in those assets it acquires from AFS, and will execute and deliver such other documents and instruments necessary to carry out the terms of the Credit Agreement and the Security Documents;

                  WHEREAS, the Borrowers and the Administrative Agent desire to enter into an interest rate protection agreement; and

                  WHEREAS, the Borrowers have requested that the Lenders agree to amend certain provisions of the Credit Agreement and the Security Documents to permit the mergers, the transfer of assets, the assumption of the Obligations, and the inclusion of the interest rate agreement in the definition of Obligations.

                  NOW, THEREFORE, for valuable consideration, the receipt and sufficiency of which is hereby acknowledged, and subject to the fulfillment of the conditions set forth below, the parties hereto agree hereby as follows:

         SECTION 1.  AMENDMENTS TO THE CREDIT AGREEMENT

                  1.1 Each reference in the Credit Agreement to the Borrower or the Borrowers shall mean AMC (unless otherwise specifically required by the context of such usage). The Parent shall remain a "Guarantor" and a "Credit Party", as such terms are defined in the Credit Agreement. Each reference to AFS in the Credit Agreement and the Security Documents shall be deemed a reference to AMC (unless otherwise required by the context).

                  1.2  The  definition  of  "Administrative  Agent's  Liens"  in
Section 1.1 is hereby amended by replacing it in its entirety with the following new definition:

                  "Administrative Agent's Liens" means the Liens granted to the Administrative Agent, for the ratable benefit of the Lenders, BABC, the Administrative Agent and any other holder of an Obligation pursuant to this Agreement and the other Security Documents.

                  1.3 The definition of "Obligations" in Section 1.1 is hereby amended by replacing the last sentence thereof in its entirety with the following new sentence:

                  "Obligations" includes, without limitation, all debts, liabilities, and obligations now or hereafter owing from any Borrower to the Administrative Agent and/or any Lender under or in connection with (i) the Letters of Credit and (ii) the Rate Protection Agreements.

                  1.4 The definition of "Rate Protection  Agreements" in Section
1.1 is hereby amended by replacing it in its entirety with the following new definition:

                  "Rate Protection Agreements" means (a) any and all rate swap transactions, basis swaps, forward rate transactions, commodity swaps, commodity options, forward commodity contracts, equity or equity index swaps or options, bond or bond price or bond index swaps or options or forward bond or forward bond price or forward bond index transactions, interest rate options, forward foreign exchange transactions, cap transactions, floor transactions, collar transactions, currency swap transactions, cross-currency rate swap transactions, currency options, or any other similar transactions or any combination of any of the foregoing (including any options to enter into any of the foregoing), whether or not any such transaction is governed by or subject to any master agreement, or (b) any and all transactions of any kind, and the related confirmations, which are subject to the terms and conditions of, or governed by, any form of master agreement published by the International Swaps and Derivatives Associations, Inc., or any other master agreement (any such master agreement, together with any related schedules, as amended, restated, extended, supplemented or otherwise modified in writing from time to time, a "Master Agreement", including but not limited to any such obligations or liabilities under any Master Agreement.

                  1.5      Section 1.1 is hereby amended by adding the following
                        definitions in the proper alphabetical order therein:

                           "Fifth  Amendment" means that certain Fifth Amendment
                  dated as of January 27, 2000 among the Borrowers, the Lenders, the Administrative Agent and the other Credit Parties.

                           "AFS  Merger  Documents"  means  any and  all  merger
                  agreements, Certificates of Ownership and Merger, Certificates of Merger, Articles of Merger, asset sale agreements, bills of sale and all other agreements, documents and instruments executed and/or delivered pursuant to or in connection with the merger of AMD, Inc. into AFS, the transfer of all assets of AFS to AMC and the merger of AFS into the Parent.

                           "AFS Merger Transaction" means collectively,  (i) the
                  merger of AMD, Inc. with and into AFS with AFS being the surviving corporation, (ii) the transfer of all assets of AFS to AMC and (iii) the merger of AFS with and into the Parent with the Parent being the surviving corporation, all pursuant to the AFS Merger Documents.

                  1.6 Paragraph (b) of Section 2.2 is hereby amended by deleting the phrase "and no less than $100,000,000 of Combined Availability" where it appears therein.

                  1.7 Paragraph (d) of Section 2.4 is hereby amended by deleting the phrase "or cause the Combined Availability to be less than $100,000,000" where it appears in clause (ii) thereof.

                  1.8 Section 4.1 is hereby amended by (1) deleting "(i)" where it appears therein and (2) deleting clause (ii)thereof in its entirety.

                  1.9      Section 6.8 is hereby amended by (1) deleting  clause
(y) thereof in its entirety and (2) renumbering clause (z) to be clause (y).

                  1.10 Section 9.9 is hereby amended by (1) deleting the word "and" before clause (g) and (2) adding the following new clause (h) immediately prior to the period at the end thereof:

                  (h) the mergers and asset transfers consummated in connection with the AFS Merger Transaction

                  1.11 Section 9.15 is hereby amended by adding the following new sentence at the end thereof:

                  Notwithstanding the foregoing, the Parent and its Subsidiaries may consummate the transfer of assets to be made in connection with the AFS Merger Transaction.

                  1.12 Exhibit A to the Credit Agreement is hereby amended by deleting such exhibit in its entirety and by substituting, in lieu thereof the Exhibit A attached hereto as Annex A.

                  1.13 The schedules to the Credit Agreement are hereby amended to include the information on the schedules attached hereto as Annex B.


         SECTION 2.  AMENDMENTS TO THE AMENDED AND RESTATED
                                      STOCK PLEDGE AGREEMENT

                  2.1 Schedules I and II to the Amended and Restated Stock Pledge Agreement are hereby amended by deleting such schedules in their entirety and by substituting, in lieu thereof, Schedules I and II attached hereto as Annex C.


         SECTION 3.  CONDITIONS PRECEDENT TO EFFECTIVE DATE

                  This Fifth Amendment shall be deemed effective as of the date hereof on such date (the "Effective Date") that the following conditions have been satisfied in full or waived by the Administrative Agent in writing:

                  3.1 This Fifth Amendment shall have been executed by the Credit Parties, the Administrative Agent and the Majority Lenders, and the Credit Parties shall have performed and shall be in compliance with all covenants, agreements and conditions contained herein, in the Credit Agreement and in the other Loan Documents each as amended hereby.

                  3.2      The Administrative Agent shall have received:

                           3.2.1 Executed copies of proper financing statements, ready to be filed by the Administrative Agent on or before the
         Effective Date under the UCC of all jurisdictions that the Administrative Agent may deem necessary or desirable in order to perfect the Administrative Agent's Lien on the Collateral;

                           3.2.2 Stock certificates, together with stock powers executed in blank, and instruments, duly endorsed to the Administrative Agent, pledged and not previously delivered under the relevant Security Documents or reissued as a result of the AFS Merger Transaction (as defined in Section 1.5 above);

                           3.2.3 Such opinions of counsel for the Parent and its Subsidiaries as the Administrative Agent or any Lender shall request, each such opinion to be in a form, scope, and substance satisfactory to the Administrative Agent, the Lenders, and their respective counsel;

                           3.2.4 (x) a certificate of the Secretary or Assistant Secretary of each Credit Party certifying that (A) the copy of its By-laws attached to the certificate of its Secretary or Assistant Secretary delivered on the Closing Date is a true and complete copy of its By-laws as in effect on the date of the certificate delivered pursuant to this subsection and such By-laws have not been amended since the Closing Date, (B) all required corporate actions in connection with the execution, delivery and performance of this Fifth Amendment and the AFS Merger Transaction (as defined in Section 1.5 above), if applicable, have been taken and, if resolutions have been adopted by its Board of Directors or shareholders, that attached thereto is a true and complete copy of such resolutions and that such resolutions have not been modified, rescinded or amended and are in full force and effect, (C) its certificate or articles of incorporation has not been amended since the date of the last amendment thereto shown on the certificate of good standing from the Secretary of State of the state of its incorporation delivered on the Closing Date, and (D) the officers executing this Fifth Amendment or any other document to which it is a party delivered in connection herewith or therewith are the incumbent officers and their signatures are as set forth thereto; and
         (y) a certificate of another officer thereof attesting to the incumbency and signature of its Secretary or Assistant Secretary, as the case may be;

                           3.2.5 Such other approvals,  opinions or documents as
the Administrative Agent may reasonably request.

                  3.3 To the extent invoiced, the Borrowers shall have paid all fees and expenses of the Administrative Agent and the Attorney Costs incurred in connection with this Fifth Amendment and the transactions contemplated hereby.

                  3.4 All proceedings taken in connection with the execution of this Fifth Amendment, the AFS Merger Documents (as defined in Section 1.5 above) and all documents and papers relating hereto and thereto shall be satisfactory in form, scope, and substance to the Administrative Agent.

                  3.5 All representations and warranties contained in this Fifth Amendment or otherwise made in writing to the Administrative Agent or the Lenders in connection herewith shall be true and correct in all material respects.

                  3.6 No unwaived event has occurred and is continuing which constitutes a Default or an Event of Default under the Credit Agreement.

         The execution and delivery to the Administrative Agent by the Borrowers of a counterpart of this Fifth Amendment shall be deemed to be a representation and warranty made by the Credit Parties to the effect that the conditions precedent to the Effective Date set forth in 3.5 and 3.6 above have been satisfied, with the same effect as delivery to the Administrative Agent and the Lenders of a certificate signed by a Responsible Officer of the Parent or the Borrowers, dated the Effective Date, to such effect.

         SECTION 4.  ADDITIONAL COVENANTS

                  4.1 Within five Business Days of the consummation of the AFS Merger Transaction (as defined in Section 1.5 above), the Credit Parties shall deliver to the Administrative Agent executed copies of the AFS Merger Documents (as defined in Section 1.5 above) and evidence of the consummation of the AFS Merger Transaction.

         SECTION 5.  MISCELLANEOUS

                  5.1 Each Credit Party reaffirms and restates the representations and warranties set forth in Articles 6 and 8 of the Credit Agreement, as amended by this Fifth Amendment, and all such representations and warranties shall be true and correct on the date hereof with the same force and effect as if made on such date. Each Credit Party represents and warrants (which representations and warranties shall survive the execution and delivery hereof) to the Agent that:

                  (a) It has the corporate power and authority to execute, deliver and carry out the terms and provisions of this Fifth Amendment and the transactions contemplated hereby and has taken or caused to be taken all necessary corporate action to authorize the execution, delivery and performance of this Fifth Amendment and the transactions contemplated hereby;

                  (b) No consent of any other person (including, without limitation, shareholders or creditors of any Credit Party), and no action of, or filing with any governmental or public body or authority is required to authorize, or is otherwise required in connection with the execution, delivery and performance of this Fifth Amendment and the other instruments and documents contemplated hereby, other than the filings contemplated by Section 3.2.1 hereof and the consents hereunder and filings in connection with the AFS Merger Transaction;

                  (c) This Fifth Amendment and the other instruments and documents contemplated hereby have been duly executed and delivered by a duly authorized officer on behalf of such party, and constitutes a legal, valid and binding obligation of such party enforceable against such party in accordance with its terms, subject to bankruptcy, reorganization, insolvency, moratorium and other similar laws affecting the enforcement of creditors' rights generally and the exercise of judicial discretion in accordance with general principles of equity; and

                  (d) The execution, delivery and performance of this Fifth Amendment and the other instruments and documents contemplated hereby will not violate any law, statute or regulation, or any order or decree of any court or governmental instrumentality, or conflict with, or result in the breach of, or constitute a default under any contractual obligation of such party.

                  5.2 Nothing herein shall be deemed to be a waiver of any covenant or agreement contained in the Credit Agreement, and each Credit Party hereby agrees that all of the covenants and agreements contained in the Credit Agreement and the other Loan Documents are hereby ratified and confirmed in all respects and shall remain in full force and effect in accordance with their respective terms. Each Credit Party reaffirms its prior grant under the Credit Agreement of a continuing first priority security interest in, lien on, and right of set-off against, all of the Collateral of such Credit Party, whether now owned or existing or hereafter acquired or arising, regardless of where located, and each of them shall enter into any confirmatory documentation requested by the Administrative Agent.

                  5.3 All references to the Credit Agreement in the Credit Agreement or any other Loan Document and the other documents and instruments delivered pursuant to or in connection therewith shall mean such agreement as amended hereby and as each may in the future be amended, restated, supplemented or modified from time to time.

                  5.4 This Fifth Amendment may be executed by the parties hereto individually or in combination, in one or more counterparts, each of which shall be an original and all of which shall constitute one and the same agreement.

                  5.5 Delivery of an executed counterpart of a signature page by telecopier shall be effective as delivery of a manually executed counterpart.

                  5.6 This Fifth Amendment shall be governed by, and construed and interpreted in accordance with, the laws of the State of New York.

                  5.7 The parties hereto shall, at any time and from time to time following the execution of this Fifth Amendment, execute and deliver all such further instruments and take all such further action as may be reasonably necessary or appropriate in order to carry out the provisions of this Fifth Amendment.


                                       [REMAINDER OF PAGE INTENTIONALLY BLANK]

                  IN WITNESS WHEREOF, each Borrower, the Majority Lenders, the Administrative Agent and the other Credit Parties have caused this Fifth Amendment to be duly executed by their respective authorized officers as of the day and year first above written.

BANK OF AMERICA, N.A., as the Administrative Agent


By:
-----------------------------------------
Name: William J. Wilson
Title: Senior Account Executive

Address: 40 East 52nd Street
New York, New York 10022
Attn: Division Manager
Telecopy No.: (212) 836-5167


AMES MERCHANDISING CORPORATION, as a Borrower and Guarantor


By:
-----------------------------------------
Name: Rolando de Aguiar
Title: Vice President

Address: 2418 Main Street
Rocky Hill, Connecticut 06067
Attn: Rolando de Aguiar
Telecopy No.: (860) 563-8560


AMES FS, INC., as a Borrower and Guarantor


By:
-----------------------------------------
Name: Rolando de Aguiar
Title: Vice President

Address: 2418 Main Street
Rocky Hill, Connecticut 06067
Attn: Rolando de Aguiar
Telecopy No.: (860) 563-8560


AMES DEPARTMENT STORES, INC., as a Guarantor


By:
-----------------------------------------
Name: Rolando de Aguiar
Title: Executive Vice President and CFO

Address: 2418 Main Street
Rocky Hill, Connecticut 06067
Attn: Rolando de Aguiar
Telecopy No.: (860) 563-8560

AMD, INC., as a Guarantor


By:
-----------------------------------------
Name: Rolando de Aguiar
Title: Vice President

Address: 2418 Main Street
Rocky Hill, Connecticut 06067
Attn: Rolando de Aguiar
Telecopy No.: (860) 563-8560


AMES REALTY II, INC., as a Guarantor


By:
-----------------------------------------
Name: Rolando de Aguiar
Title: Vice President

Address: 2418 Main Street
Rocky Hill, Connecticut 06067
Attn: Rolando de Aguiar
Telecopy No.: (860) 563-8560


AMES TRANSPORTATION SYSTEMS, INC.,
as a Guarantor


By:
-----------------------------------------
Name: Rolando de Aguiar
Title: Vice President

Address: 2418 Main Street
Rocky Hill, Connecticut 06067
Attn: Rolando de Aguiar
Telecopy No.: (860) 563-8560


Commitment:  $50,000,000
BANK OF AMERICA, N.A.
(formerly BANKAMERICA BUSINESS CREDIT, INC.), as a Lender


By:
-----------------------------------------
Name: William J. Wilson
Title: Senior Account Executive

Address: 40 East 52nd Street
New York, New York 10022
Attn: Division Manager
Telecopy No.: (212) 836-5167

Commitment:  $50,000,000
CONGRESS FINANCIAL CORPORATION,
as a Lender


By:
-----------------------------------------
Name: Cindy B. Dennbaum
Title: Vice President

Address: 1133 Avenue of the Americas
New York, New York 10036
Attn: Ms. Cindy Dennbaum
Telecopy No.: (212) 545-4283


Commitment:  $50,000,000
GENERAL ELECTRIC CAPITAL CORPORATION, as a Lender


By:
-----------------------------------------
Name: Sean McWhinnie
Title: Authorized Signatory

Address: 800 Connecticut Avenue, 2 North
Norwalk, Connecticut 06854
Attn: Vice President - Portfolio
Telecopy No.: (203) 316-7893


Commitment:  $50,000,000
TRANSAMERICA BUSINESS CREDIT CORPORATION, as a Lender


By:
-----------------------------------------
Name: Michael S. Burns
Title: Vice President

Address: 555 Theodore Fremd Avenue
Suite 301
Rye, New York 10580
Attn: Mr. Jon Oldham
Telecopy No.: (914) 921-0110


Commitment:  $30,000,000
THE CHASE MANHATTAN BANK,
as a Lender


By:
-----------------------------------------
Name: James M. Dailey
Title: Vice President

Address: 633 Third Avenue
New York, New York 10017
Attn: Credit Deputy
Telecopy No.: (212) 622-5218

Commitment:  $25,000,000
FLEET BUSINESS CREDIT CORPORATION,
as a Lender


By:
-----------------------------------------
Name: John P. Masotti
Title: Vice President

Address: 200 Glastonbury Blvd.
Glastonbury, CT 06033
Attn: Mr. John Masotti
Telecopy No.: (860) 657-7759


Commitment:  $25,000,000
LASALLE BUSINESS CREDIT, INC.,
as a Lender


By:
-----------------------------------------
Name: Lawrence P. Garni
Title: First Vice President

Address: 477 Madison Avenue
12th Floor
New York, New York 10022
Attn: Mr. Corey Sclar
Telecopy No.: (212) 371-2966


Commitment:  $25,000,000
FLEET NATIONAL BANK, as a Lender


By:
-----------------------------------------
Name: Linda Smyth
Title: Vice President

Address: 777 Main Street
MSN 240
Hartford, Connecticut 06115
Attn: Linda Smyth
Telecopy No.: (860) 986-6919


Commitment:  $25,000,000
NATIONAL CITY COMMERCIAL FINANCE, INC., as a Lender


By:
-----------------------------------------
Name: Matthew D. Sheets
Title: Account Executive

Address: 1965 East 6th Street, Suite 400
Cleveland, Ohio 44114
Attn: Ms. Carla Kehres
Telecopy No.: (216) 575-9486

Commitment:  $25,000,000
PNC BANK, NATIONAL ASSOCIATION,
as a Lender


By:
-----------------------------------------
Name: Janeann Fehrle
Title: Vice President

Address: 1600 Market Street
31st Floor F2-F070-31-2
Philadelphia, Pennsylvania 19103
Attn: Ms. Janeann Fehrle
Telecopy No.: (215) 585-4749


Commitment:  $20,000,000
CITIZENS BUSINESS CREDIT COMPANY,


Commitment:  $30,000,000
FOOTHILL CAPITAL CORPORATION, as a Lender


By:
-----------------------------------------
Name: Todd Nakamoto
Title: Vice President

Address: 11111 Santa Monica Blvd.
Los Angeles, California 90025
Attn: Mr. Todd Nakamoto
Telecopy No.: (310) 479-8952


Commitment:  $20,000,000
AMSOUTH BANK, as a Lender


By:
-----------------------------------------
Name: Kevin P. Rogers
Title: Attorney in Fact

Address: c/o AmSouth Capital Corp.
350 Park Avenue
19th Floor
New York, New York 10022
Attn: Mr. Joseph B. Huston
Telecopy No.: (212) 935-7548

Commitment:  $15,000,000
IBJ WHITEHALL BUSINESS CREDIT CORPORATION, as a Lender


By:
-----------------------------------------
Name: Andrew Sepe
Title: Vice President

Address: One State Street
New York, New York 10004
Attn: Mr. Andrew Sepe
Telecopy No.: (212) 858-2151


Commitment:  $50,000,000
FLEET RETAIL FINANCE INC.,
as a Lender


By:
-----------------------------------------
Name: Betsy Ratto
Title: Managing Director

Address: 40 Broad Street
11th Floor
Boston, Massachusetts 02109
Attn: Ms. Betsy Ratto
Telecopy No.: (617) 434-4339


Commitment:  $50,000,000
CIT GROUP/BUSINESS CREDIT, INC., as a Lender


By:
-----------------------------------------
Name: Evelyn Kusold
Title: Vice President

Address: 1211 Avenue of the Americas
New York, New York 10036
Attn: Ms. Evelyn Kusold
Telecopy No.: (212) 536-1295


Commitment:  $25,000,000
TEXTRON FINANCIAL CORPORATION, as a Lender


By:
-----------------------------------------
Name: Todd Runge
Title: Vice President

Address: 4550 North Point
Suite 400
Alpharetta, Georgia 30022
Attn: Ms. Christine MacKay
Telecopy No.: (770) 360-1672

Commitment:  $50,000,000
HELLER FINANCIAL, INC., as a Lender


By:
-----------------------------------------
Name: John Buff
Title: Senior Vice President

Address: 150 East 42nd Street
7th Floor
New York, New York 10017
Attn: Mr. Thomas Bukowski
Telecopy No.: (212) 880-2960


Commitment:  $10,000,000
FREMONT FINANCIAL CORPORATION, as a Lender


By:
-----------------------------------------
Name: Ruth Yang
Title: Portfolio Administrator

Address: 2020 Santa Monica Boulevard
Suite 500
Santa Monica, California 90404
Attn: Ms. Ruth Yang
Telecopy No.: (310) 264-7401


Commitment:  $25,000,000
GMAC COMMERCIAL CREDIT LLC, as a Lender


By:
-----------------------------------------
Name: Robert E. Nuytkens
Title: Vice President

Address: 1290 Avenue of the Americas
3rd Floor
New York, New York 10004
Attn: Mr. Robert E. Nuytkens
Telecopy No.: (212) 408-4317

                                                                   Exhibit 10.6


                                 SIXTH AMENDMENT


                  SIXTH AMENDMENT AND WAIVER, dated as of May 8, 2000 (the "Sixth Amendment"), among the financial institutions named in the Credit Agreement (as defined below) (such financial institutions, together with their respective successors and assigns, are referred to hereinafter each individually as a "Lender" and collectively as the "Lenders"), Bank of America, N.A. (formerly BankAmerica Business Credit, Inc. ("BABC")) as administrative agent for the Lenders (in its capacity as administrative agent, together with any successor in such capacity, the "Administrative Agent"), Ames Merchandising Corporation ("AMC" and "Borrower"), and the other Credit Parties named in and signatory to the Second Amended and Restated Credit Agreement, dated as of December 31, 1998, and amended as of April 16, 1999, as of June 1, 1999, as of October 15, 1999, as of January 18, 2000, and as of January 27, 2000 (as previously amended, the "Original Agreement", and as further amended, restated, modified and supplemented from time to time, the "Credit Agreement") among the Lenders, the Administrative Agent, the Borrower, and the other Credit Parties named therein and signatories thereto. Capitalized terms used herein and not otherwise defined shall have the meanings ascribed to them in the Original Agreement.

                  WHEREAS, the Borrower has informed the Administrative Agent and the Lenders that a new Subsidiary of the Parent has been formed, namely AmesPlace.com, Inc., a Delaware corporation ("AP.com");

                  WHEREAS, pursuant to Section 9.21 of the Credit Agreement, no new Subsidiaries are permitted to be formed and the creation of AP.com is a violation thereof;

                  WHEREAS, the Borrower has requested that the Lenders agree to waive the violation of Section 9.21 and to amend the Original Agreement for the inclusion of AP.com as a Credit Party and Guarantor thereunder and AP.com is desirous of becoming a Credit Party and Guarantor; and

                  WHEREAS, AP.com shall grant to the Administrative Agent a security interest in all of its assets and will execute and deliver such other documents and instruments necessary to carry out the terms of the Credit
Agreement and the Security Documents and to fulfill all its obligations as a Credit Party and a Guarantor;

                  NOW, THEREFORE, for valuable consideration, the receipt and sufficiency of which is hereby acknowledged, and subject to the fulfillment of the conditions set forth below, the parties hereto agree hereby as follows:


         SECTION 1.  AMENDMENTS TO THE ORIGINAL AGREEMENT

                  1.1 Each reference in the Original Agreement to a Credit Party or a Guarantor shall include AP.com (unless otherwise specifically required by the context of such usage).

                  1.2 Section 1.1 is hereby amended by adding the following definition in the proper alphabetical order therein:

                           "Sixth  Amendment" means that certain Sixth Amendment
                  dated as of May 8, 2000 among the Borrower, the Lenders, the Administrative Agent and the other Credit Parties.

                  1.3 The schedules to the Original Agreement are hereby amended to include the information on the schedules attached hereto as Annex A.

         SECTION 2.  AMENDMENTS TO THE AMENDED AND RESTATED
                                      STOCK PLEDGE AGREEMENT

                  2.1 Schedules I and II to the Amended and Restated Stock Pledge Agreement are hereby amended by deleting such schedules in their entirety and by substituting, in lieu thereof, Schedules I and II attached hereto as Annex B.


         SECTION 3.  CONDITIONS PRECEDENT TO EFFECTIVE DATE

                  This Sixth Amendment shall be deemed effective as of the date hereof on such date (the "Effective Date") that the following conditions have been satisfied in full or waived by the Administrative Agent in writing:

                  3.1 This Sixth Amendment shall have been executed by the Credit Parties, the Administrative Agent and the Majority Lenders, and the Credit Parties shall have performed and shall be in compliance with all covenants, agreements and conditions contained herein, in the Original Agreement and in the other Loan Documents each as amended hereby.

                  3.2      The Administrative Agent shall have received:

                           3.2.1 Executed copies of proper financing statements showing AP.com as debtor, ready to be filed by the Administrative Agent on or before the Effective Date under the UCC of all jurisdictions that the Administrative Agent may deem necessary or desirable in order to perfect the Administrative Agent's Lien on the Collateral;

                           3.2.2 Stock certificates issued by AP.com, together with stock powers executed in blank, and instruments, duly endorsed to the Administrative Agent, pledged and not previously delivered under the relevant Security Documents;

                           3.2.3 Such opinions of counsel for the Parent and the other Credit Parties as the Administrative Agent or any Lender shall request, each such opinion to be in a form, scope, and substance satisfactory to the Administrative Agent, the Lenders, and their respective counsel;

                           3.2.4 (x) a certificate of the Secretary or Assistant Secretary of each Credit Party certifying that (A) the copy of its By-laws attached to the certificate of its Secretary or Assistant Secretary delivered on the Closing Date, or in the case of AP.com as delivered in connection herewith, is a true and complete copy of its By-laws as in effect on the date of the certificate delivered pursuant to this subsection and such By-laws have not been amended since the Closing Date, (B) all required corporate actions in connection with the execution, delivery and performance of this Sixth Amendment have been taken and, if resolutions have been adopted by its Board of Directors or shareholders, that attached thereto is a true and complete copy of such resolutions and that such resolutions have not been modified, rescinded or amended and are in full force and effect, (C) its certificate or articles of incorporation has not been amended since the date of the last amendment thereto shown on the certificate of good standing from the Secretary of State of the state of its incorporation delivered on the Closing Date and in the case of AP.com, the date of the good standing certificate delivered in connection herewith and (D) the officers executing this Sixth Amendment or any other document to which it is a party delivered in connection herewith or therewith are the incumbent officers and their signatures are as set forth thereto; and (y) a certificate of another officer thereof attesting to the incumbency and signature of its Secretary or Assistant Secretary, as the case may be;

                           3.2.5 Such other approvals,  opinions or documents as
the Administrative Agent may reasonably request.

                  3.3 To the extent invoiced, the Borrower shall have paid all fees and expenses of the Administrative Agent and the Attorney Costs incurred in connection with this Sixth Amendment and the transactions contemplated hereby.

                  3.4 All proceedings taken in connection with the execution of this Sixth Amendment and all documents and papers relating hereto and thereto shall be satisfactory in form, scope, and substance to the Administrative Agent.

                  3.5 All representations and warranties contained in this Sixth Amendment or otherwise made in writing to the Administrative Agent or the Lenders in connection herewith shall be true and correct in all material respects.

                  3.6 After the effectiveness of this Sixth Amendment, no unwaived event has occurred and is continuing which constitutes a Default or an Event of Default under the Credit Agreement.

         The execution and delivery to the Administrative Agent by the Credit Parties of a counterpart of this Sixth Amendment shall be deemed to be a representation and warranty made by each Credit Party to the effect that the conditions precedent to the Effective Date set forth in 3.5 and 3.6 above have been satisfied, with the same effect as delivery to the Administrative Agent and the Lenders of a certificate signed by a Responsible Officer of each Credit Party, dated the Effective Date, to such effect.

         SECTION 4.  AGREEMENTS BY AP.COM

                  4.1  AP.com  hereby  agrees  to each and  every  provision  of
Article 15 of the Credit Agreement and assumes all responsibilities, duties and obligations of a Guarantor under the Credit Agreement. This Sixth Amendment shall constitute a counterpart to the Credit Agreement and AP.com's execution and delivery hereof shall effectuate its Guaranty under Article 15 of the Credit Agreement.

                  4.2 As security for all present and future Obligations, AP.com as a Guarantor and Credit Party, hereby grants to the Administrative Agent, for the ratable benefit of the Administrative Agent and the Lenders, a continuing first priority security interest in, lien on, and right of set-off against, all of its Collateral whether now owned or existing or hereafter acquired or arising, regardless of where located.

                  4.3 As security for all the Obligations, Ap.com shall simultaneously herewith execute a counterpart signature page to the Amended and Restated Security Agreement and Mortgage - Trademarks, Patents and Copyrights dated as of December 31, 1998 and agrees to be a Grantor thereunder, assumes all of the responsibilities, duties and obligations of a Grantor thereunder, and covenants to perform as set forth therein.


         SECTION 5.  MISCELLANEOUS

                  5.1 Each Credit Party affirms, reaffirms and restates the representations and warranties set forth in Articles 6 and 8 of the Original Agreement, as amended by this Sixth Amendment, and all such representations and warranties shall be true and correct on the date hereof with the same force and effect as if made on such date. Each Credit Party represents and warrants (which representations and warranties shall survive the execution and delivery hereof) to the Agent that:

                  (a) It has the corporate power and authority to execute, deliver and carry out the terms and provisions of this Sixth Amendment and the transactions contemplated hereby and has taken or caused to be taken all necessary corporate action to authorize the execution, delivery and performance of this Sixth Amendment and the transactions contemplated hereby;

                  (b) No consent of any other person (including, without limitation, shareholders or creditors of any Credit Party), and no action of, or filing with any governmental or public body or authority is required to authorize, or is otherwise required in connection with the execution, delivery and performance of this Sixth Amendment and the other instruments and documents contemplated hereby;

                  (c) This Sixth Amendment and the other instruments and documents contemplated hereby have been duly executed and delivered by a duly authorized officer on behalf of such party, and constitutes a legal, valid and binding obligation of such party enforceable against such party in accordance with its terms, subject to bankruptcy, reorganization, insolvency, moratorium and other similar laws affecting the enforcement of creditors' rights generally and the exercise of judicial discretion in accordance with general principles of equity; and

                  (d) The execution, delivery and performance of this Sixth Amendment and the other instruments and documents contemplated hereby will not violate any law, statute or regulation, or any order or decree of any court or governmental instrumentality, or conflict with, or result in the breach of, or constitute a default under any contractual obligation of such party.

                  5.2 Nothing herein shall be deemed to be a waiver of any covenant or agreement contained in the Original Agreement, and each Credit Party hereby agrees that all of the covenants and agreements contained in the Original Agreement and the other Loan Documents are hereby ratified and confirmed in all respects and shall remain in full force and effect in accordance with their respective terms. Each Credit Party affirms its prior grant under the Original Agreement of a continuing first priority security interest in, lien on, and right of set-off against, all of the Collateral of such Credit Party, whether now owned or existing or hereafter acquired or arising, regardless of where located, and each of them shall enter into any confirmatory documentation requested by the Administrative Agent.

                  5.3 All references to the Credit Agreement in the Credit Agreement or any other Loan Document and the other documents and instruments delivered pursuant to or in connection therewith shall mean such agreement as amended hereby and as each may in the future be amended, restated, supplemented or modified from time to time.

                  5.4 This Sixth Amendment may be executed by the parties hereto individually or in combination, in one or more counterparts, each of which shall be an original and all of which shall constitute one and the same agreement.

                  5.5 Delivery of an executed counterpart of a signature page by telecopier shall be effective as delivery of a manually executed counterpart.

                  5.6 This Sixth Amendment shall be governed by, and construed and interpreted in accordance with, the laws of the State of New York.

                  5.7 The parties hereto shall, at any time and from time to time following the execution of this Sixth Amendment, execute and deliver all such further instruments and take all such further action as may be reasonably necessary or appropriate in order to carry out the provisions of this Sixth Amendment.


                                       [REMAINDER OF PAGE INTENTIONALLY BLANK]

                  IN WITNESS WHEREOF, the Borrower, the Majority Lenders, the Administrative Agent and the other Credit Parties have caused this Sixth Amendment to be duly executed by their respective authorized officers as of the day and year first above written.

BANK OF AMERICA, N.A., as the Administrative Agent


By:
-----------------------------------------
Name: William J. Wilson
Title: Senior Account Executive

Address: 40 East 52nd Street
New York, New York 10022
Attn: Division Manager
Telecopy No.: (212) 836-5167


BORROWER: AMES MERCHANDISING CORPORATION


By:
-----------------------------------------
Name: Rolando de Aguiar
Title: Vice President

Address: 2418 Main Street
Rocky Hill, Connecticut 06067
Attn: Rolando de Aguiar
Telecopy No.: (860) 563-8560


AMES DEPARTMENT STORES, INC., as a Guarantor


By:
-----------------------------------------
Name: Rolando de Aguiar
Title: Executive Vice President and CFO

Address: 2418 Main Street
Rocky Hill, Connecticut 06067
Attn: Rolando de Aguiar
Telecopy No.: (860) 563-8560


AMESPLACE.COM, INC., as a Guarantor


By:
-----------------------------------------
Name: Rolando de Aguiar
Title: Vice President

Address: 2418 Main Street
Rocky Hill, Connecticut 06067
Attn: Rolando de Aguiar
Telecopy No.: (860) 563-8560

AMES REALTY II, INC., as a Guarantor


By:
-----------------------------------------
Name: Rolando de Aguiar
Title: Vice President

Address: 2418 Main Street
Rocky Hill, Connecticut 06067
Attn: Rolando de Aguiar
Telecopy No.: (860) 563-8560


AMES TRANSPORTATION SYSTEMS, INC.,
as a Guarantor


By:
-----------------------------------------
Name: Rolando de Aguiar
Title: Vice President

Address: 2418 Main Street
Rocky Hill, Connecticut 06067
Attn: Rolando de Aguiar
Telecopy No.: (860) 563-8560


Commitment:  $50,000,000
BANK OF AMERICA, N.A.
(formerly BANKAMERICA BUSINESS CREDIT, INC.), as a Lender


By:
-----------------------------------------
Name: William J. Wilson
Title: Senior Account Executive

Address: 40 East 52nd Street
New York, New York 10022
Attn: Division Manager
Telecopy No.: (212) 836-5167


Commitment:  $50,000,000
CONGRESS FINANCIAL CORPORATION,
as a Lender


By:
-----------------------------------------
Name: Cindy B. Dennbaum
Title: Vice President

Address: 1133 Avenue of the Americas
New York, New York 10036
Attn: Ms. Cindy Dennbaum
Telecopy No.: (212) 545-4283

Commitment:  $50,000,000
GENERAL ELECTRIC CAPITAL CORPORATION, as a Lender


By:
-----------------------------------------
Name: Sean McWhinnie
Title: Authorized Signatory

Address: 800 Connecticut Avenue, 2 North
Norwalk, Connecticut 06854
Attn: Vice President - Portfolio
Telecopy No.: (203) 316-7893


Commitment:  $50,000,000
TRANSAMERICA BUSINESS CREDIT CORPORATION, as a Lender


By:
-----------------------------------------
Name: Michael S. Burns
Title: Vice President

Address: 555 Theodore Fremd Avenue, Suite 301
Rye, New York 10580
Attn: Mr. Jon Oldham
Telecopy No.: (914) 921-0110


Commitment:  $30,000,000
THE CHASE MANHATTAN BANK,
as a Lender


By:
-----------------------------------------
Name: James M. Dailey
Title: Vice President

Address: 633 Third Avenue
New York, New York 10017
Attn: Credit Deputy
Telecopy No.: (212) 622-5218


Commitment:  $25,000,000
FLEET BUSINESS CREDIT CORPORATION,
as a Lender


By:
-----------------------------------------
Name: John P. Masotti
Title: Vice President

Address: 200 Glastonbury Blvd.
Glastonbury, CT 06033
Attn: Mr. John Masotti
Telecopy No.: (860) 657-7759

Commitment:  $25,000,000
LASALLE BUSINESS CREDIT, INC.,




Commitment:  $25,000,000
FLEET NATIONAL BANK, as a Lender






Commitment:  $25,000,000
NATIONAL CITY COMMERCIAL FINANCE, INC., as a Lender


By:
-----------------------------------------
Name: Matthew D. Sheets
Title: Account Executive

Address: 1965 East 6th Street, Suite 400
Cleveland, Ohio 44114
Attn: Ms. Carla Kehres
Telecopy No.: (216) 575-9486


Commitment:  $25,000,000
PNC BANK, NATIONAL ASSOCIATION,
as a Lender


By:
-----------------------------------------
Name: Janeann Fehrle
Title: Vice President

Address: 1600 Market Street, 31st Floor F2-F070-31-2
Philadelphia, Pennsylvania 19103
Attn: Ms. Janeann Fehrle
Telecopy No.: (215) 585-4749

Commitment:  $20,000,000
CITIZENS BUSINESS CREDIT COMPANY,
as a Lender


By:
-----------------------------------------
Name: John Atanasoff
Title: Vice President

Address: 40 Court Street
Boston, Massachusetts 02108
Attn: Mr. John Atanasoff
Telecopy No.: (617) 695-4748


Commitment:  $30,000,000
FOOTHILL CAPITAL CORPORATION, as a Lender


By:
-----------------------------------------
Name: Todd Nakamoto
Title: Vice President

Address: 11111 Santa Monica Blvd.
Los Angeles, California 90025
Attn: Mr. Todd Nakamoto
Telecopy No.: (310) 479-8952


Commitment:  $20,000,000
AMSOUTH BANK, as a Lender


By:
-----------------------------------------
Name: Kevin P. Rogers
Title: Attorney in Fact

Address: c/o AmSouth Capital Corp.
350 Park Avenue, 19th Floor
New York, New York 10022
Attn: Mr. Joseph B. Huston
Telecopy No.: (212) 935-7548


Commitment:  $15,000,000
IBJ WHITEHALL BUSINESS CREDIT CORPORATION, as a Lender


By:
-----------------------------------------
Name: Andrew Sepe
Title: Vice President

Address: One State Street
New York, New York 10004
Attn: Mr. Andrew Sepe
Telecopy No.: (212) 858-2151

Commitment:  $50,000,000
FLEET RETAIL FINANCE INC.,
as a Lender


By:
-----------------------------------------
Name: Betsy Ratto
Title: Managing Director

Address: 40 Broad Street, 11th Floor
Boston, Massachusetts 02109
Attn: Ms. Betsy Ratto
Telecopy No.: (617) 434-4339


Commitment:  $50,000,000
CIT GROUP/BUSINESS CREDIT, INC., as a Lender


By:
-----------------------------------------
Name: Evelyn Kusold
Title: Vice President

Address: 1211 Avenue of the Americas
New York, New York 10036
Attn: Ms. Evelyn Kusold
Telecopy No.: (212) 536-1295


Commitment:  $25,000,000
TEXTRON FINANCIAL CORPORATION, as a Lender


By:
-----------------------------------------
Name: Todd Runge
Title: Vice President

Address: 4550 North Point, Suite 400
Alpharetta, Georgia 30022
Attn: Ms. Christine MacKay
Telecopy No.: (770) 360-1672


Commitment:  $50,000,000
HELLER FINANCIAL, INC., as a Lender


By:
-----------------------------------------
Name: John Buff
Title: Senior Vice President

Address: 150 East 42nd Street, 7th Floor
New York, New York 10017
Attn: Mr. Thomas Bukowski
Telecopy No.: (212) 880-2960

Commitment:  $10,000,000
FREMONT FINANCIAL CORPORATION, as a Lender


By:
-----------------------------------------
Name: Ruth Yang
Title: Portfolio Administrator

Address: 2020 Santa Monica Boulevard, Suite 500
Santa Monica, California 90404
Attn: Ms. Ruth Yang
Telecopy No.: (310) 264-7401


Commitment:  $25,000,000
GMAC COMMERCIAL CREDIT LLC, as a Lender


By:
-----------------------------------------
Name: Robert E. Nuytkens
Title: Vice President

Address: 1290 Avenue of the Americas, 3rd Floor
New York, New York 10004
Attn: Mr. Robert E. Nuytkens
Telecopy No.: (212) 408-4317



                                                                                                 ANNEX B


                                   Replacement Schedules for the Pledge Agreement


                     Amended Schedule I to Amended and Restated Pledge Agreement (Capital Stock)
                     ---------------------------------------------------------------------------

                                    Attached to and forming part of that certain
                                                Amended and Restated
                          Pledge Agreement (Capital Stock) dated as of December 31, 1998 by


                                     List and Description of Pledged Securities

Description of Pledged Securities:

Issuer                                 Class of               Certificate          Number of   Percentage of
of Stock                                 Stock                   Number              Shares         total shares
--------                               ----------             -----------          ---------        ------------

Ames Merchandising                      common                  2                     1,000            100%
Corporation

Ames Realty II, Inc.                    common                  1                     1,000            100%

Ames Transportation                     common                  1                     1,000            100%
 Systems, Inc.

AmesPlace.com, Inc.                     common                   1                    _____            100%


  Amended Schedule II to Amended and Restated Pledge Agreement (Capital Stock)
  ----------------------------------------------------------------------------


                  Attached to and forming part of that certain
                              Amended and Restated
        Pledge Agreement (Capital Stock) dated as of December 31, 1998 by
                    AMES DEPARTMENT STORES, INC., as Pledgor
          to BANKAMERICA BUSINESS CREDIT, INC., as Administrative Agent

                     Jurisdiction of Organization of Issuers

                                                Jurisdiction of
Name of Issuer                                  Organization


Ames Merchandising Corporation                  Delaware
(formerly known as Zayre Central Corp.
and successor-in-interest to Ames Stores and Zayre New England Corp.)

Ames Realty II, Inc.                            Delaware

Ames Transportation                             Delaware
 Systems, Inc.

AmesPlace.com, Inc.                             Delaware

                                                                   Exhibit 10.7



                                SEVENTH AMENDMENT


                  SEVENTH AMENDMENT AND WAIVER, dated as of July 25, 2000 (the "Seventh Amendment"), among the financial institutions named in the Credit Agreement (as defined below) (such financial institutions, together with their respective successors and assigns, are referred to hereinafter each individually as a "Lender" and collectively as the "Lenders"), Bank of America, N.A. (formerly BankAmerica Business Credit, Inc. ("BABC")) as administrative agent for the Lenders (in its capacity as administrative agent, together with any successor in such capacity, the "Administrative Agent"), Ames Merchandising Corporation ("AMC" and "Borrower"), and the other Credit Parties named in and signatory to the Second Amended and Restated Credit Agreement, dated as of December 31, 1998, and amended as of April 16, 1999, as of June 1, 1999, as of October 15, 1999, as of January 18, 2000, as of January 27, 2000, and as of May 8, 2000 (as previously amended, the "Original Agreement", and as further amended, restated, modified and supplemented from time to time, the "Credit Agreement") among the Lenders, the Administrative Agent, the Borrower, and the other Credit Parties named therein and signatories thereto. Capitalized terms used herein and not otherwise defined shall have the meanings ascribed to them in the Original Agreement.

                  WHEREAS, the Credit Parties wish to amend and waive certain provisions of the Original Agreement;

                  NOW, THEREFORE, for valuable consideration, the receipt and sufficiency of which is hereby acknowledged, and subject to the fulfillment of the conditions set forth below, the parties hereto agree hereby as follows:

         SECTION 1.  AMENDMENTS TO THE ORIGINAL AGREEMENT

                  1.1 Section 1.1 is hereby amended by adding the following new definitions in the proper alphabetical order therein:

                           "Inventory  Appraisal"  means  an  appraisal  of  the
                  Borrower's Inventory performed by Gordon Brothers which appraisal shall be in form and substance satisfactory to the Administrative Agent.

                           "Seventh   Amendment"   means  that  certain  Seventh
                  Amendment dated as of July 25, 2000 among the Borrower, the Lenders, the Administrative Agent and the other Credit Parties.

                  1.2 The definition of "Applicable Margin" in Section 1.1 is hereby amended by replacing it in its entirety with the following new definition:

                           "Applicable  Margin" means, with respect to any Loan,
                  the amount set forth below which corresponds to the then current senior unsecured debt rating of the Parent by Moody's Investors Service (the "Debt Rating") set forth below.


                                                                                       Applicable Margin
                  Debt                          Applicable Margin for                         for
                 Rating                           LIBOR Rate Loans                      Base Rate Loans
                  B1 (or higher)                        1.75%                                0.125%

                  B2                                    2.00%                                .375%

                  B3                                    2.25%                                .625%

                  Caa1  (or lower)                      2.50%                                .750%



                  ; provided, however, that
                    --------  -------

                           (i) as of the "Effective Date" of the Seventh Amendment (as defined therein), the Applicable Margin for LIBOR Rate Loans shall be 1.75% and the Applicable Margin for Base Rate Loans shall be 0.125%;

                           (ii) each increase in the Applicable  Margin shall be
                  automatically effective as of the date any downgrade to the Debt Rating is publicly announced by Moody's Investors Service; each decrease in the Applicable Margin shall be automatically effective as of the date any upgrade to the Debt Rating is publicly announced by Moody's Investors Service;

                           (iii) no  decrease  in the  Applicable  Margin  shall
                  occur in connection with any upgrade in the Debt Rating unless one or more downgrades have occurred;

                           (iv) if at any time no Debt  Rating  is  provided  by
                  Moody's Investors Service, then the Administrative Agent and the Borrower shall agree upon (x) a rating agency of similar status that provides debt ratings which are the equivalent of the Debt Ratings set forth above and (y) the Applicable Margin applicable to each such debt rating; should no such debt rating agency be available or if the Administrative Agent and the Borrower do not agree on a rating agency, the debt ratings or the Applicable Margins applicable thereto, then the Applicable Margin, immediately and without notice or further action, shall be the highest Applicable Margin provided herein; and

                           (v) if at any time and for so long as the Debt Rating
                  is B1 or higher and the Fixed Charge Coverage Ratio for the twelve month period ended as at the last day of the most recently ended month for which financial statements were required to be submitted to the Administrative Agent pursuant to Section 7.2 hereunder is equal to or greater than 1.50:1.00, the Applicable Margin for LIBOR Rate Loans shall be 1.50% and the Applicable Margin for Base Rate Loans shall be zero (0.0%); provided, that any such decrease in the Applicable Margin shall only take effect upon the Borrower's delivery of both notification of the Debt Rating and the applicable Fixed Charge Coverage Ratio Certificate.

                  1.3 The definition of "Commitment" in Section 1.1 is hereby amended by replacing it in its entirety with the following new definition:

                           "Commitment"  means,  at any time with  respect  to a
                  Lender, the principal amount for such time set forth beside such Lender's name under the heading "Commitment" on Schedule I attached to the Seventh Amendment and made a part thereof or, on the signature page of the Assignment and Acceptance pursuant to which such Lender became a Lender hereunder in accordance with the provisions of Section 13.3, as such Commitment may be adjusted from time to time in accordance with the provisions of Section 13.3, and "Commitments" means, collectively, the aggregate amount of the commitments of all the Lenders.

                  1.4 The first paragraph contained in the definition of "Individual Availability" in Section 1.1 is hereby amended by replacing it in its entirety with the following new paragraph:

                           "Individual  Availability"  means  at any  time  with
respect to the Borrower:

                  (a) the least of: (i) the Maximum Revolver Amount minus the Individual Outstandings of the Borrower at such time; or

     (ii) the sum of: (x) at any time, (1) seventy percent (70%) of the Book Value of Eligible Inventory of the Borrower (excluding Inventory referred to in clause (y) below) or (2) during the period commencing on the "Effective Date" of the Seventh Amendment (as defined therein) and ending on October 31, 2000, seventy five percent (75%) of the Book Value of Eligible Inventory of the Borrower, (in each case, excluding Inventory referred to in clause (y) below), plus (y) fifty percent (50%) of the Book Value of finished goods Inventory of the Borrower not in the possession of such Borrower as to which a merchandise or documentary Letter of Credit has been issued and which, if in possession of the Borrower, would be treated as Eligible Inventory of the Borrower, but only if such Inventory is covered by insurance with recognized insurers on terms (including, without limitation, types of coverage, policy limits and deductible amounts) not materially different from those of the insurance maintained by the Borrower with respect to such Inventory on the Closing Date or is otherwise deemed adequate by the Administrative Agent; or (iii) the maximum amount of indebtedness under the Credit Agreement (as defined in the Ames Indenture) then permitted to be outstanding pursuant to Section 4.09 of the Ames Indenture;

minus
-----

     (b) the sum of: (i) the unpaid balance of Loans of the Borrower at such time, (ii) the aggregate amount of Pending Loans of the Borrower at such time,
(iii) the aggregate  undrawn amount of all outstanding  Letters of Credit issued for the account of Borrower at such time, (iv) the aggregate amount of any unpaid reimbursement obligations of the Borrower in respect of the Letters of Credit, (v) reserves for accrued interest on the Obligations established with respect to the Borrower, (vi) the Environmental Compliance Reserve established with respect to the Borrower, and (vii) all other reserves which the Administrative Agent deems necessary or appropriate in its sole discretion to maintain with respect to the Borrower's account, including, without limitation, reserves for any amounts which the Administrative Agent or any Lender may be obligated to pay in the future for the account of the Borrower.

     1.5 The definition of "Maximum Revolver Amount" in Section 1.1 is hereby amended by replacing it in its entirety with the following new definition:
"Maximum Revolver Amount" means: (i) from August 1, 2000 until close of business on November 30, 2000, $705,000,000; and (ii) at all times prior to August 1, 2000 and from and after December 1, 2000, $650,000,000; provided that such amount may be reduced from time to time pursuant to Section 4.2.
        1.6 Paragraph (c) of Section 7.2 is hereby amended by replacing clause (x) therein with the following new clause (x):

     (x) stating that Section 9.26 was not applicable during such month because the Combined Availability was not less than the minimum monthly Combined Availability amount specified in Section 9.26 for such month, or 1.7 Section
9.26 is hereby  amended by replacing it in its entirety  with the  following new
Section 9.26: Fixed Charge Coverage Ratio. If at any time during any month that occurs in the time periods below the Combined Availability is less than the respective amount set forth below for such time period:


                             Time Period           Minimum Combined Availability
                             -----------           -----------------------------
                             7/25/00 through 8/31/00            $ 90,000,000
                             9/01/00 and thereafter             $100,000,000


                           the Parent shall maintain a Fixed Charge Coverage Ratio of not less than the respective amount set forth below for the appropriate time period for the most recently ended twelve month period for which financial statements were required to be submitted to the Administrative Agent pursuant to Section 7.2 hereunder:

                               Time Period           Fixed Charge Coverage Ratio
                               -----------           ---------------------------
                               5/31/00 through 8/31/00            .50:1.00
                               9/01/00 through 10/31/00           .60:1.00
                               11/1/00 through 11/30/00           .70:1.00
                               12/01/00 through 2/28/01           .85:1.00
                               3/01/01 through 3/31/01            .90:1.00
                               4/01/01 through 4/30/01            .95:1.00

                           and thereafter, the Parent shall maintain a Fixed Charge Coverage Ratio of not less than 1.00:1.00.

                  SECTION 2.  AGREEMENTS OF THE PARTIES HERETO

                           2.1 Waiver. (a) Subject to the satisfaction of all the conditions set forth in Section 3 below, the Lenders hereby waive compliance by the Borrower with Section 9.26 of the Original Agreement through the date hereof and any Event of Default under clause (c) of Section
11.1 of the Original Agreement resulting solely from such failure to comply.

                           (b) Except as expressly waived hereby, all of the representations, warranties, terms, covenants and conditions of the
Original Agreement shall remain in full force and effect in accordance with their respective terms. The waiver set forth herein shall be limited precisely as provided for herein and shall not be deemed to be waivers of, amendments of, consents to or modifications of any term or provision of the Credit Agreement or any other document or instrument referred to therein or of any transaction or further or future action on the part of the Borrower requiring the consent of the Lenders except to the extent specifically provided for herein. Except as expressly set forth herein, the Lenders have not and shall not be deemed to have waived any of their rights and remedies against the Borrower for any existing or future Events of Default.

                           2.2 Amendment Fee. The Borrower agrees to pay to the Administrative Agent, for the account of the Lenders as set forth in Schedule II attached hereto, a nonrefundable fee in consideration of the special accommodations made hereunder of $808,462, payable as follows:
$202,115.50 on August 1, 2000, September 1, 2000, October 2, 2000 and November 1, 2000. The total amendment fee payable hereunder shall be earned in full upon execution and delivery of this Seventh Amendment by the parties hereto. Upon the occurrence of an Event of Default or termination of the Credit Agreement all remaining unpaid installments of such fee shall be immediately due and payable.

                  SECTION 3.  CONDITIONS PRECEDENT TO EFFECTIVE DATE

                           This Seventh  Amendment shall be deemed  effective as
of the date hereof on such date (the "Effective Date") that the following conditions have been satisfied in full or waived by the Administrative Agent in writing:

                           3.1 This Seventh Amendment shall have been executed by the Credit Parties, the Administrative Agent and all the
Lenders, and the Credit Parties shall have performed and shall be in compliance with all covenants, agreements and conditions contained herein, in the Original Agreement and in the other Loan Documents each as amended hereby.

                           3.2     The Administrative Agent shall have received:

                                    3.2.1   The Inventory Appraisal;

                                    3.2.2  Such  opinions  of  counsel  for  the
                  Parent and the other Credit Parties as the Administrative Agent or any Lender shall request, each such opinion to be in a form, scope, and substance satisfactory to the Administrative Agent, the Lenders, and their respective counsel;

                                    3.2.3 (x) a certificate  of the Secretary or
                  Assistant Secretary of each Credit Party certifying that (A) the copy of its By-laws attached to the certificate of its Secretary or Assistant Secretary delivered on the Closing
                  Date, or in the case of AmesPlace.com as delivered in connection with the Sixth Amendment, is a true and complete copy of its By-laws as in effect on the date of the certificate delivered pursuant to this subsection and such By-laws have not been amended since the Closing Date, (B) all required corporate actions in connection with the execution, delivery and performance of this Seventh Amendment have been taken and, if resolutions have been adopted by its Board of Directors or shareholders, that attached thereto is a true and complete copy of such resolutions and that such resolutions have not been modified, rescinded or amended and are in full force and effect, (C) its certificate or articles of incorporation has not been amended since the date of the last amendment thereto shown on the certificate of good standing from the Secretary of State of the state of its incorporation delivered on the Closing Date and in the case of AmesPlace.com, the date of the good standing certificate delivered in connection with the Sixth Amendment and (D) the officers executing this Seventh Amendment or any other document to which it is a party delivered in connection herewith or therewith are the incumbent officers and their signatures are as set forth thereto; and (y) a certificate of another officer thereof attesting to the incumbency and signature of its Secretary or Assistant Secretary, as the case may be;

     3.2.4 Such other approvals, opinions or documents as the Administrative Agent may reasonably request; and
        3.2.5 Such amendments and modifications to the other Loan Documents as the Administrative Agent may reasonably request.

     3.3 To the extent invoiced, the Borrower shall have paid all fees and expenses of the Administrative Agent and the Attorney Costs incurred in connection with this Seventh Amendment and the transactions contemplated hereby.

     3.4 All proceedings taken in connection with the execution of this Seventh Amendment and all documents and papers relating hereto and thereto shall be satisfactory in form, scope, and substance to the Administrative Agent.

     3.5 All representations and warranties contained in this Seventh Amendment or otherwise made in writing to the Administrative Agent or the Lenders in connection herewith shall be true and correct in all material respects.

     3.6 After the effectiveness of this Seventh Amendment, no unwaived event has occurred and is continuing which constitutes a Default or an Event of Default under the Credit Agreement.

                  The execution and delivery to the Administrative Agent by the Credit Parties of a counterpart of this Seventh Amendment shall be deemed to be a representation and warranty made by each Credit Party to the effect that the conditions precedent to the Effective Date set forth in 3.5 and 3.6 above have been satisfied, with the same effect as delivery to the Administrative Agent and the Lenders of a certificate signed by a Responsible Officer of each Credit Party, dated the Effective Date, to such effect.

                  SECTION 4.  MISCELLANEOUS

     4.1 Each Credit Party affirms, reaffirms and restates the representations and warranties set forth in Articles 6 and 8 of the Original Agreement, as amended by this Seventh Amendment, and all such representations and warranties shall be true and correct on the date hereof with the same force and effect as if made on such date.

     4.2 Each Credit Party represents and warrants that the Borrower is and at all times will continue to be the sole Credit Party which owns Inventory and that all such Inventory is subject to no Liens except Permitted Liens.

     4.3 Each Credit Party represents and warrants (which representations and warranties shall survive the execution and delivery hereof) to the Agent that:

                           (a) It has  the  corporate  power  and  authority  to
                  execute, deliver and carry out the terms and provisions of this Seventh Amendment and the transactions contemplated hereby and has taken or caused to be taken all necessary corporate action to authorize the execution, delivery and performance of this Seventh Amendment and the transactions contemplated hereby;

                           (b) No consent of any other person (including, without limitation, shareholders or creditors of any Credit Party), and no action of, or filing with any governmental or public body or authority is required to authorize, or is otherwise required in connection with the execution, delivery and performance of this Seventh Amendment and the other instruments and documents contemplated hereby;

                           (c) This Seventh  Amendment and the other instruments
                  and documents contemplated hereby have been duly executed and delivered by a duly authorized officer on behalf of such party, and constitutes a legal, valid and binding obligation of such party enforceable against such party in accordance with its terms, subject to bankruptcy, reorganization, insolvency, moratorium and other similar laws affecting the enforcement of creditors' rights generally and the exercise of judicial discretion in accordance with general principles of equity; and

                           (d) The execution,  delivery and  performance of this
                  Seventh Amendment and the other instruments and documents contemplated hereby will not violate any law, statute or regulation, or any order or decree of any court or governmental instrumentality, or conflict with, or result in the breach of, or constitute a default under any contractual obligation of such party.

                           4.4 Other than as expressly set forth herein, nothing herein shall be deemed to be a waiver of any covenant or agreement contained in the Original Agreement, and each Credit Party hereby agrees that all of the covenants and agreements contained in the Original Agreement and the other Loan Documents are hereby ratified and confirmed in all respects and shall remain in full force and effect in accordance with their respective terms. Each Credit Party affirms its prior grant under the Original Agreement of a continuing first priority security interest in, lien on, and right of set-off against, all of the Collateral of such Credit Party, whether now owned or existing or hereafter acquired or arising, regardless of where located, and each of them shall enter into any confirmatory documentation requested by the Administrative Agent.

                           4.5 All references to the Credit Agreement in the Credit Agreement or any other Loan Document and the other documents and instruments delivered pursuant to or in connection therewith shall mean such agreement as amended hereby and as each may in the future be amended, restated, supplemented or modified from time to time.

                           4.6 This Seventh Amendment may be executed by the parties hereto individually or in combination, in one or more counterparts, each of which shall be an original and all of which shall constitute one and the same agreement.

                           4.7 Delivery of an executed counterpart of a signature page by telecopier shall be effective as delivery of a manually executed counterpart.

                           4.8 This Seventh Amendment shall be governed by, and construed and interpreted in accordance with, the laws of the State of
New York.

                           4.9 The parties hereto shall, at any time and from time to time following the execution of this Seventh Amendment, execute and deliver all such further instruments and take all such further action as may be reasonably necessary or appropriate in order to carry out the provisions of this Seventh Amendment.


                           IN WITNESS WHEREOF, the Borrower, the Majority Lenders, the Administrative Agent and the other Credit Parties have caused this Seventh Amendment to be duly executed by their respective authorized officers as of the day and year first above written.

BANK OF AMERICA, N.A., as the Administrative Agent


By:
-----------------------------------------
Name: William J. Wilson
Title: Senior Account Executive

Address: 40 East 52nd Street
New York, New York 10022
Attn: Division Manager
Telecopy No.: (212) 836-5167

BORROWER: AMES MERCHANDISING CORPORATION


By:
-----------------------------------------
Name: Rolando de Aguiar
Title: Vice President

Address: 2418 Main Street
Rocky Hill, Connecticut 06067
Attn: Rolando de Aguiar
Telecopy No.: (860) 563-8560


AMES DEPARTMENT STORES, INC., as a Guarantor


By:
-----------------------------------------
Name: Rolando de Aguiar
Title: Senior Executive Vice President and CFO

Address: 2418 Main Street
Rocky Hill, Connecticut 06067
Attn: Rolando de Aguiar
Telecopy No.: (860) 563-8560

AMESPLACE.COM, INC., as a Guarantor


By:
-----------------------------------------
Name: Rolando de Aguiar
Title: President

Address: 2418 Main Street
Rocky Hill, Connecticut 06067
Attn: Rolando de Aguiar
Telecopy No.: (860) 563-8560


AMES REALTY II, INC., as a Guarantor


By:
-----------------------------------------
Name: Rolando de Aguiar
Title: Vice President

Address: 2418 Main Street
Rocky Hill, Connecticut 06067
Attn: Rolando de Aguiar
Telecopy No.: (860) 563-8560


AMES TRANSPORTATION SYSTEMS, INC.,
as a Guarantor


By:
-----------------------------------------
Name: Rolando de Aguiar
Title: Vice President

Address: 2418 Main Street
Rocky Hill, Connecticut 06067
Attn: Rolando de Aguiar
Telecopy No.: (860) 563-8560



BANK OF AMERICA, N.A.,
as a Lender


By:
-----------------------------------------
Name: William J. Wilson
Title: Senior Account Executive

Address: 40 East 52nd Street
New York, New York 10022
Attn: Division Manager
Telecopy No.: (212) 836-5167

CONGRESS FINANCIAL CORPORATION,
as a Lender


By:
-----------------------------------------
Name: Cindy B. Dennbaum
Title: Vice President

Address: 1133 Avenue of the Americas
New York, New York 10036
Attn: Ms. Cindy Dennbaum
Telecopy No.: (212) 545-4283


GENERAL ELECTRIC CAPITAL CORPORATION, as a Lender


By:
-----------------------------------------
Name: Sean McWhinnie
Title: Authorized Signatory

Address: 800 Connecticut Avenue, 2 North
Norwalk, Connecticut 06854
Attn: Vice President - Portfolio
Telecopy No.: (203) 316-7893


TRANSAMERICA BUSINESS CREDIT CORPORATION, as a Lender


By:
------------------------------------
Name: Michael S. Burns
Title: Vice President

Address: 555 Theodore Fremd Avenue, Suite 301
Rye, New York 10580
Attn: Mr. Jon Oldham
Telecopy No.: (914) 921-0110


THE CHASE MANHATTAN BANK,
as a Lender


By:
-----------------------------------------
Name: James M. Dailey
Title: Vice President

Address: 633 Third Avenue
New York, New York 10017
Attn: Credit Deputy
Telecopy No.: (212) 622-5218

FLEET CAPITAL CORPORATION,
as a Lender


By:
-----------------------------------------
Name: John P. Masotti
Title: Vice President

Address: 200 Glastonbury Blvd.
Glastonbury, CT 06033
Attn: Mr. John Masotti
Telecopy No.: (860) 657-7759


LASALLE BUSINESS CREDIT, INC.,
as a Lender


By:
-----------------------------------------
Name: Lawrence P. Garni
Title: First Vice President

Address: 477 Madison Avenue, 12th Floor
New York, New York 10022
Attn: Mr. Corey Sclar
Telecopy No.: (212) 371-2966


FLEET NATIONAL BANK, as a Lender


By:
-----------------------------------------
Name: Linda Smyth
Title: Vice President

Address: 777 Main Street
MSN 240
Hartford, Connecticut 06115
Attn: Linda Smyth
Telecopy No.: (860) 986-6919


NATIONAL CITY COMMERCIAL FINANCE, INC., as a Lender


By:
-----------------------------------------
Name: Matthew D. Sheets
Title: Account Executive

Address: 1965 East 6th Street, Suite 400
Cleveland, Ohio 44114
Attn: Ms. Carla Kehres
Telecopy No.: (216) 575-9486

PNC BANK, NATIONAL ASSOCIATION,
as a Lender


By:
-----------------------------------------
Name: Janeann Fehrle
Title: Vice President

Address: 1600 Market Street, 31st Floor F2-F070-31-2
Philadelphia, Pennsylvania 19103
Attn: Ms. Janeann Fehrle
Telecopy No.: (215) 585-4749


CITIZENS BUSINESS CREDIT COMPANY,
as a Lender


By:
-----------------------------------------
Name: John Atanasoff
Title: Vice President

Address: 40 Court Street
Boston, Massachusetts 02108
Attn: Mr. John Atanasoff
Telecopy No.: (617) 695-4748


FOOTHILL CAPITAL CORPORATION, as a Lender


By:
-----------------------------------------
Name: Todd Nakamoto
Title: Vice President

Address: 11111 Santa Monica Blvd.
Los Angeles, California 90025
Attn: Mr. Todd Nakamoto
Telecopy No.: (310) 479-8952


AMSOUTH BANK, as a Lender


By:
-----------------------------------------
Name: Kevin P. Rogers
Title: Attorney in Fact

Address: c/o AmSouth Capital Corp.
350 Park Avenue, 19th Floor
New York, New York 10022
Attn: Mr. Joseph B. Huston
Telecopy No.: (212) 935-7548

IBJ WHITEHALL BUSINESS CREDIT CORPORATION, as a Lender


By:
-----------------------------------------
Name: Andrew Sepe
Title: Vice President

Address: One State Street
New York, New York 10004
Attn: Mr. Andrew Sepe
Telecopy No.: (212) 858-2151


FLEET RETAIL FINANCE INC.,
as a Lender


By:
-----------------------------------------
Name: Betsy Ratto
Title: Managing Director

Address: 40 Broad Street, 11th Floor
Boston, Massachusetts 02109
Attn: Ms. Betsy Ratto
Telecopy No.: (617) 434-4339


CIT GROUP/BUSINESS CREDIT, INC., as a Lender


By:
-----------------------------------------
Name: Evelyn Kusold
Title: Vice President

Address: 1211 Avenue of the Americas
New York, New York 10036
Attn: Ms. Evelyn Kusold
Telecopy No.: (212) 536-1295


TEXTRON FINANCIAL CORPORATION, as a Lender


By:
-----------------------------------------
Name: Todd Runge
Title: Vice President

Address: 4550 North Point, Suite 400
Alpharetta, Georgia 30022
Attn: Ms. Christine MacKay
Telecopy No.: (770) 360-1672

HELLER FINANCIAL, INC., as a Lender


By:
-----------------------------------------
Name: John Buff
Title: Senior Vice President

Address: 150 East 42nd Street, 7th Floor
New York, New York 10017
Attn: Mr. Thomas Bukowski
Telecopy No.: (212) 880-2960


FINOVA FINANCIAL CORPORATION, as a Lender


By:
-----------------------------------------
Name: Bruce Mettle
Title: Portfolio Administrator

Address: 311 South Wacker Drive, Suite 4400
Chicago, IL 60606
Attn: Mr. Bruce Mettle
Telecopy No.: (312) 322-7250


GMAC COMMERCIAL CREDIT LLC, as a Lender


By:
-----------------------------------------
Name: Robert E. Nuytkens
Title: Vice President

Address: 1290 Avenue of the Americas, 3rd Floor
New York, New York 10004
Attn: Mr. Robert E. Nuytkens
Telecopy No.: (212) 408-4317



                                                       SCHEDULE I
                                                       COMMITMENTS


-------------------------------------------------------------------------- ------------------------- --------------------

                            Name of Lender                                   Commitment                Commitment
                                                                             to 11/30/00             thereafter
-------------------------------------------------------------------------- ------------------------- --------------------
-------------------------------------------------------------------------- ------------------------- --------------------
  BANK OF AMERICA, N.A.                                                      $57,432,000               $50,000,000
-------------------------------------------------------------------------- ------------------------- --------------------

  CONGRESS FINANCIAL CORPORATION                                             $50,000,000               $50,000,000
-------------------------------------------------------------------------- ------------------------- --------------------

  GENERAL ELECTRIC CAPITAL CORPORATION                                       $57,432,000               $50,000,000
-------------------------------------------------------------------------- ------------------------- --------------------

  TRANSAMERICA BUSINESS CREDIT CORPORATION                                   $50,000,000               $50,000,000
-------------------------------------------------------------------------- ------------------------- --------------------

  THE CHASE MANHATTAN BANK                                                   $34,460,000               $30,000,000
-------------------------------------------------------------------------- ------------------------- --------------------

  FLEET CAPITAL CORPORATION                                                  $28,716,000               $25,000,000
-------------------------------------------------------------------------- ------------------------- --------------------

  LASALLE BUSINESS CREDIT, INC.                                              $25,000,000               $25,000,000
-------------------------------------------------------------------------- ------------------------- --------------------

  FLEET NATIONAL BANK                                                        $11,487,000               $10,000,000
-------------------------------------------------------------------------- ------------------------- --------------------

  NATIONAL CITY COMMERCIAL FINANCE, INC.                                     $28,716,000               $25,000,000
-------------------------------------------------------------------------- ------------------------- --------------------

  PNC BANK, NATIONAL ASSOCIATION                                             $25,000,000               $25,000,000
-------------------------------------------------------------------------- ------------------------- --------------------

  CITIZENS BUSINESS CREDIT COMPANY                                           $20,000,000               $20,000,000
-------------------------------------------------------------------------- ------------------------- --------------------

  FOOTHILL CAPITAL CORPORATION                                               $57,432,000               $50,000,000
-------------------------------------------------------------------------- ------------------------- --------------------

  AMSOUTH BANK                                                               $22,973,000               $20,000,000
-------------------------------------------------------------------------- ------------------------- --------------------

  IBJ WHITEHALL BUSINESS CREDIT CORPORATION                                  $17,230,000               $15,000,000
-------------------------------------------------------------------------- ------------------------- --------------------

  FLEET RETAIL FINANCE INC.                                                  $40,203,000               $35,000,000
-------------------------------------------------------------------------- ------------------------- --------------------

  CIT GROUP/BUSINESS CREDIT, INC.                                            $50,000,000               $50,000,000
-------------------------------------------------------------------------- ------------------------- --------------------

  TEXTRON FINANCIAL CORPORATION                                              $28,716,000               $25,000,000
-------------------------------------------------------------------------- ------------------------- --------------------

  HELLER FINANCIAL, INC.                                                     $50,000,000               $50,000,000
-------------------------------------------------------------------------- ------------------------- --------------------

  FINOVA FINANCIAL CORPORATION                                               $10,000,000               $10,000,000
-------------------------------------------------------------------------- ------------------------- --------------------

  GMAC COMMERCIAL CREDIT LLC                                                 $40,203,000               $35,000,000
-------------------------------------------------------------------------- ------------------------- --------------------


                                                       SCHEDULE II
                                                          FEES


--------------------------------------------------------------------------------- ------------------------

                                Name of Lender                                      Amendment Fee
--------------------------------------------------------------------------------- ------------------------
  BANK OF AMERICA, N.A.                                                             $74,324
--------------------------------------------------------------------------------- ------------------------

  CONGRESS FINANCIAL CORPORATION                                                    $46,154
--------------------------------------------------------------------------------- ------------------------

  GENERAL ELECTRIC CAPITAL CORPORATION                                              $74,324
--------------------------------------------------------------------------------- ------------------------

  TRANSAMERICA BUSINESS CREDIT CORPORATION                                          $46,154
--------------------------------------------------------------------------------- ------------------------

  THE CHASE MANHATTAN BANK                                                          $44,596
--------------------------------------------------------------------------------- ------------------------

  FLEET CAPITAL CORPORATION                                                         $37,162
--------------------------------------------------------------------------------- ------------------------

  LASALLE BUSINESS CREDIT, INC.                                                     $23,077
--------------------------------------------------------------------------------- ------------------------

  FLEET NATIONAL BANK                                                               $14,865
--------------------------------------------------------------------------------- ------------------------

  NATIONAL CITY COMMERCIAL FINANCE, INC.                                            $37,162
--------------------------------------------------------------------------------- ------------------------

  PNC BANK, NATIONAL ASSOCIATION                                                    $23,077
--------------------------------------------------------------------------------- ------------------------

  CITIZENS BUSINESS CREDIT COMPANY                                                  $18,461
--------------------------------------------------------------------------------- ------------------------

  FOOTHILL CAPITAL CORPORATION                                                      $74,324
--------------------------------------------------------------------------------- ------------------------

  AMSOUTH BANK                                                                      $29,730
--------------------------------------------------------------------------------- ------------------------

  IBJ WHITEHALL BUSINESS CREDIT CORPORATION                                         $22,297
--------------------------------------------------------------------------------- ------------------------

  FLEET RETAIL FINANCE INC.                                                         $52,027
--------------------------------------------------------------------------------- ------------------------

  CIT GROUP/BUSINESS CREDIT, INC.                                                   $46,154
--------------------------------------------------------------------------------- ------------------------

  TEXTRON FINANCIAL CORPORATION                                                     $37,162
--------------------------------------------------------------------------------- ------------------------

  HELLER FINANCIAL, INC.                                                            $46,154
--------------------------------------------------------------------------------- ------------------------

  FINOVA FINANCIAL CORPORATION                                                      $9,231
--------------------------------------------------------------------------------- ------------------------

  GMAC COMMERCIAL CREDIT LLC                                                        $52,027
--------------------------------------------------------------------------------- ------------------------