Form 10-Q
period 2000-10-28
AMES DEPARTMENT STORES INC
filed 2000-12-12
CIK 6071

12
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q



[ X ]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
EXCHANGE ACT OF 1934


For the quarterly period ended            October 28, 2000
                               -------------------------------------

[   ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to
                               -------------    --------------

                         Commission File Number 1-05380

                          AMES DEPARTMENT STORES, INC.
             (Exact name of registrant as specified in its charter)


               Delaware                             04-2269444
               --------                             ----------
(State or other jurisdiction of          (I.R.S.Employer Identification Number)
 incorporation or organization)


2418 Main Street, Rocky Hill, Connecticut                         06067
-----------------------------------------                         -----
(Address of principal executive                                 (Zip Code)
offices)

Registrant's telephone number including area code:            (860)257-2000
                                                              -------------

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




    29,408,057 shares of Common Stock were outstanding on November 24, 2000.

                            Exhibit Index on page 14

                        Page 1 of 39 (including exhibits)

                  AMES DEPARTMENT STORES, INC. AND SUBSIDIARIES

                                    FORM 10-Q

                     FOR THE QUARTER ENDED OCTOBER 28, 2000




                                                        I N D E X




                                                                                                       Page

Part I:         FINANCIAL INFORMATION

     Item 1.        Consolidated Condensed Statements of Operations                                     3
                       for the Thirteen and Thirty-Nine Weeks ended October 28,
                       2000 and October 30, 1999

                    Consolidated Condensed Balance Sheets as of                                         4
                       October 28, 2000, January 29, 2000, and October 30,
                       1999

                    Consolidated Condensed Statements of Cash Flows                                     5
                       for the Thirty-Nine Weeks ended October 28, 2000
                       and October 30, 1999

                    Notes to Consolidated Condensed Financial Statements                                6

     Item 2.        Management's Discussion and Analysis of Financial                                   10
                       Condition and Results of Operations

     Item 3.        Quantitative and Qualitative Disclosures about Market Risk                          13


Part II:        OTHER INFORMATION

     Item 1.        Legal Proceedings                                                                   14

     Item 4.        Submission of Matters to a Vote of Security Holders                                 14

     Item 5.        Other Information                                                                   14

     Item 6.        Exhibits and Reports on Form 8-K                                                    14

                                    Page - 2


                                                        PART I
Item 1.
                                                FINANCIAL INFORMATION

                                      AMES DEPARTMENT STORES, INC. AND SUBSIDIARIES
                                     CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                        (In Thousands, Except Per Share Amounts)
                                                       (Unaudited)


                                                                  For the Thirteen              For the Thirty-Nine
                                                                    Weeks Ended                     Weeks Ended
                                                            -----------------------------  ------------------------------
                                                             October 28,    October 30,     October 28,    October 30,
                                                                2000           1999             2000           1999
                                                            -------------- --------------  ------------- ----------------

Total net sales                                                 $ 920,321      $ 883,500       $2,623,012     $2,559,634

   Leased department and other income                              14,588          9,274           34,391         29,244
                                                            -------------- --------------  -------------- ---------------
Total revenue                                                     934,909        892,774        2,657,403      2,588,878

Costs and expenses:
   Cost of merchandise sold                                       689,762        638,455        1,923,567      1,817,050
   Selling, general and administrative expenses                   261,856        262,349          757,437        801,933
   Depreciation and amortization expense, net                      19,252         17,516           54,189         48,203
   Interest and debt expense, net                                  24,098         17,736           64,843         43,279
                                                            -------------- --------------  -------------- ---------------

Loss before income taxes                                         (60,059)       (43,282)        (142,633)      (121,587)
Income tax benefit                                                 22,823         15,582           54,201         43,770
                                                            -------------- --------------  -------------- ---------------

Loss before cumulative effect adjustment                        ($37,236)      ($27,700)        ($88,432)      ($77,817)

Cumulative effect adjustment, net of tax                               -              -               -          (1,107)
                                                            -------------- --------------  -------------- ---------------

Net Loss                                                        ($37,236)      ($27,700)        ($88,432)      ($78,924)
                                                            ============== ==============  ============== ===============

Basic net loss per common share:

Before cumulative effect adjustment                         $      (1.27)   $     (0.95)    $      (3.01)   $     (2.88)

Cumulative effect adjustment                                        -              -               -              (0.04)
                                                            -------------- --------------  -------------- ---------------
Net Loss per share                                          $      (1.27)   $     (0.95)    $      (3.01)   $     (2.92)
                                                            ============== ==============  ============== ===============

Basic weighted average number of common shares

outstanding                                                        29,407         29,109          29,378         27,027
                                                            ============== ==============  ============== ===============

        (The  accompanying  Notes  are an  integral  part of these  consolidated condensed financial statements.)

                                    Page - 3


                  AMES DEPARTMENT STORES, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                    (In Thousands, Except Per Share Amounts)

                                                                               (Unaudited)                          (Unaudited)
                                                                           ----------------   -----------------   -----------------
                                                                               October 28,         January 29,      October 30,
                                                                                  2000               2000               1999
                                                                           ----------------   -----------------   -----------------
                                            ASSETS
Current Assets:
     Cash and short-term investments                                               $  41,876          $  30,612         $ 42,383
     Receivables                                                                      58,814             25,302           51,172
     Merchandise inventories                                                       1,045,847            831,387        1,126,598
     Deferred taxes, net                                                              83,055             28,854           43,770
     Prepaid expenses and other current assets                                        40,360             36,772           25,651
                                                                             ----------------    ---------------    -------------
          Total current assets                                                     1,269,952            952,927        1,289,574

Fixed Assets                                                                         739,723            629,979          615,379
     Less - Accumulated depreciation and amortization                              (188,188)          (128,229)        (110,957)
                                                                             ----------------    ---------------    -------------
          Net fixed assets                                                           551,535            501,750          504,422
                                                                             ----------------    ---------------    -------------

Other assets and deferred charges                                                     59,835             57,256           59,451
Deferred taxes, net                                                                  346,055            346,055          102,406
Beneficial lease rights, net                                                          54,209             56,280           56,817
Goodwill, net                                                                         59,113             61,026          195,449
                                                                             ----------------    ---------------    -------------
                                                                                  $2,340,699        $ 1,975,294      $ 2,208,119
                                                                             ================    ===============    =============
                             LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
     Accounts payable:
          Trade                                                                    $ 420,730          $ 325,356        $ 433,991
          Other                                                                       84,881             96,224           73,142
                                                                               --------------    ---------------    -------------
               Total accounts payable                                                505,611            421,580          507,133
                                                                               --------------    ---------------    -------------
Current portion of capital lease and financing obligations                            22,057             22,086           20,999
Self-insurance reserves                                                               28,063             29,827           28,385
Accrued expenses and other current liabilities                                       135,474            133,110          221,520
Store closing reserves                                                                51,242             55,468           53,516
                                                                               --------------    ---------------    -------------
     Total current liabilities                                                       742,447            662,071          831,553
                                                                               --------------    ---------------    -------------
Long-term debt                                                                       820,068            421,769          615,696
Capital lease and financing obligations                                              166,095            180,404          184,039
Other long-term liabilities                                                           50,874             57,916          124,100
Excess of revalued net assets over equity under fresh-start reporting                 13,253             17,868           19,406
Commitments and contingencies (see Note 8)
Stockholders' Equity:
     Preferred stock (3,000,000 shares authorized; no shares issued or outstanding at October 28, 2000, January 29, 2000 and October
        30, 1999; par value per share $.01)                                               -                  -                -
     Common stock  (40,000,000  shares  authorized;  29,408,057,  29,233,650 and 29,210,662 shares outstanding at October 28, 2000, January 29,
        2000 and October 30, 1999, respectively; par value per share $.01)               296                293              292
     Additional paid-in capital                                                      531,879            530,744          424,855
     Retained earnings                                                                16,709            105,143            9,092
     Treasury stock, at cost                                                           (922)              (914)            (914)
                                                                               --------------    ---------------    -------------
          Total stockholders' equity                                                 547,962            635,266          433,325
                                                                               --------------    ---------------    -------------
                                                                                  $2,340,699         $1,975,294      $ 2,208,119
                                                                               ==============    ===============    =============

        (The  accompanying  Notes  are an  integral  part of these  consolidated condensed financial statements.)

                                    Page - 4


                  AMES DEPARTMENT STORES, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (In Thousands)

                                                                                       (Unaudited)
                                                                                   For the Thirty-Nine
                                                                                       Weeks Ended
                                                                         ----------------------------------------
                                                                            October 28,          October 30,
                                                                               2000                 1999
                                                                         ------------------  --------------------
Cash flows from operating activities:
      Net loss                                                                 $  (88,432)           $  (78,924)
      Expenses not requiring the outlay of cash:
           Income tax benefit                                                     (54,201)              (43,770)
           Depreciation and amortization of fixed and other assets                  60,195                51,119
           Amortization of debt discounts and deferred financing costs               3,589                 3,585
                                                                         ------------------  --------------------
Cash used by operations before changes in working capital and
store closing activities                                                          (78,849)              (67,990)
Changes in working capital:
      Increase in receivables                                                     (33,512)              (20,928)
      Increase in merchandise inventories                                        (214,460)             (476,730)
      Increase in accounts payable                                                  84,031               106,376
      Increase (decrease) in accrued expenses and other current
      liabilities                                                                      600               (4,499)
      (Increase) decrease in other working capital and other, net                  (9,318)                 3,477
Changes due to store closing activities:
      Payments of store closing costs                                              (4,226)               (4,773)
                                                                         ------------------  --------------------
Net cash used for operating activities                                           (255,734)             (465,067)
                                                                         ------------------  --------------------
Cash flows from investing activities:
      Purchases of fixed assets                                                  (110,317)             (169,345)
      Purchases of leases                                                          (7,054)              (42,835)
                                                                         ------------------  --------------------
Net cash used for investing activities                                           (117,371)             (212,180)
                                                                         ------------------  --------------------
Cash flows from financing activities:
      Borrowings under the revolving credit facility, net                          401,151               319,886
      Payments on debt and capital lease obligations                              (14,338)              (17,026)
      Repurchase of Hills Senior Notes                                             (2,852)                     -
      Purchase of treasury stock                                                       (8)                     -
      Proceeds from the issuance of senior notes                                         -               200,000
      Proceeds from the issuance of common stock, net                                    -               187,216
      Payments of deferred financing costs                                           (723)               (7,215)
      Proceeds from the exercise of options and warrants                             1,139                 1,025
                                                                         ------------------  --------------------
Net cash provided by financing activities                                          384,369               683,886
                                                                         ------------------  --------------------
Increase in cash and short-term investments                                         11,264                 6,639
Cash and short-term investments, beginning of period                                30,612                35,744
                                                                         ------------------  --------------------
Cash and short-term investments, end of period                                   $  41,876             $  42,383
                                                                         ==================  ====================

Supplemental  disclosure of cash flow  information:
        Cash paid during the period for:
           Interest and debt fees not capitalized                                 $ 61,234              $ 34,571
           Income taxes                                                              1,711                   172

        (The  accompanying  Notes  are an  integral  part of these  consolidated condensed financial statements.)

                                    Page - 5

                  AMES DEPARTMENT STORES, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                   (Unaudited)


1.       Basis of Presentation :
         ---------------------
         In the opinion of management, the accompanying unaudited consolidated condensed financial statements of Ames Department Stores, Inc. (a Delaware corporation) and subsidiaries (collectively "Ames" or the "Company") contain all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of such financial statements for the interim periods. Due to the seasonality of the Company's operations, the results of its operations for the interim period ended October 28, 2000 may not be indicative of total results for the full year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations promulgated by the Securities and Exchange Commission (the "SEC"). Certain prior year amounts have been reclassified to conform to the presentation used for the current year. Pursuant to the indenture governing the Ames Senior Notes (as defined in Note 5), all of Ames' subsidiaries have jointly and severally guaranteed the Ames Senior Notes on a full and unconditional basis. Separate financial statements of those subsidiaries have not been included herein because management has determined that they are not material to investors.

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

         In the fourth quarter of the year ended January 29, 2000 ("Fiscal 1999"), the Company adopted Staff Accounting Bulletin ("SAB") No. 101 "Revenue Recognition" as promulgated by the staff of the SEC, effective retroactively to the first quarter of Fiscal 1999. Therefore, the consolidated condensed financial statements for the thirteen and thirty-nine weeks ended October 30, 1999 have been adjusted accordingly. Reference can be made to the 1999 Form 10-K for additional discussion of the adoption of SAB No. 101 by the Company.

2.       Acquisition and Agency Agreement:
         --------------------------------
         Acquisition of Hills Stores Company

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

                                    Page - 6

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

         The results of operations of the former Hills stores prior to their conversion to Ames stores for the thirteen and thirty-nine weeks ended October 30, 1999 have been included in the accompanying consolidated condensed financial statements.

         Acquisition of Goldblatt's Leases

         In April 2000, the Company consummated its purchase of the leases for seven stores from Goldblatt's Department Stores, Inc. for a cash purchase price of $7.0 million.

         Reference can be made to the 1999 Form 10-K for additional discussion of the Hills acquisition and the acquisition of the Goldblatt's leases.

3.       Net Loss Per Common Share:
         -------------------------
         Net loss per share was determined using the weighted average number of common shares outstanding. Diluted net loss per share was equal to basic net loss per share because inclusion of common stock equivalents would have been anti-dilutive. During the quarter ended October 28, 2000, options representing 3,470 shares were exercised. During the quarter ended October 30, 1999, 29,023 options were exercised.

4.       Inventories:
         -----------
         Inventories are valued at the lower of cost, using the first-in, first-out (FIFO) method, or market and include the capitalization of transportation and distribution center costs.

5.       Debt:
         ----
         Credit Agreement

         On December 31, 1998, in connection with the acquisition of Hills, certain of the Company's subsidiaries entered into an agreement (the "Credit Agreement") with a syndicate of banks and financial institutions for which Bank of America, N.A. is serving as agent. The Credit Agreement is in effect until June 30, 2002 and is secured by substantially all of the assets of the Company.

         As of November 8, 2000, the Company entered into an Eighth Amendment and Waiver Agreement (the "Eighth Amendment") with its lenders. The Eighth Amendment reduced our fixed charge coverage ratio requirements and permitted the Company to record restructuring charges associated with the closing of up to thirty-three stores. The Eighth Amendment also provided that covenants will be tested quarterly rather than monthly, as long as the Company's availability remains above a specified level, and any non-compliance events prior to November 8, 2000 were waived. The Eighth Amendment also provided for certain changes to the interest rate margins. Reference can be made to the 1999 Form 10-K, the Company's quarterly report on Form 10-Q for the thirteen weeks ended July 29, 2000 and Part II, Item 5 of this Form 10-Q for additional discussion of the Credit Agreement, applicable amendments and descriptions of the Company's other obligations not discussed herein.

         As of October 28, 2000, borrowings of $575.7 million were outstanding under the Credit Agreement. These borrowings are included in long-term debt in the accompanying consolidated condensed balance sheet as of October 28, 2000. In addition, $23.7 and $0.6 million of standby and trade letters of credit, respectively, were outstanding under the Credit Agreement. The weighted average interest rate on the borrowings for the thirty-nine weeks ended October 28, 2000 was 8.13%. The peak borrowing level through October 28, 2000 was $611.1 million and occurred in October 2000.

                                    Page - 7

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

6.       Stock Options:
         -------------
         The Company has four stock option plans (the "Option Plans"): the 1994 Management Stock Option Plan, the 1994 Non-Employee Directors Stock Option Plan, the 1998 Management Stock Incentive Plan, as amended and restated, and the 2000 Store Manager Stock Option Plan.

         In October 1995, the Financial Accounting Standard Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 123 "Accounting for Stock Based Compensation," which established a fair-value based method of accounting for stock-based compensation. SFAS No. 123 did, however, allow entities to continue accounting for employee stock based compensation under the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." The Company elected to account for the Option Plans under APB Opinion No. 25, under which no compensation cost has been recognized, and to adopt SFAS No. 123 through disclosure.

         If the Company had elected to recognize compensation cost for the Option Plans based on the fair value at the grant dates for awards under those plans, consistent with the method prescribed by SFAS No. 123, net loss and basic net loss per common share would have approximated the pro forma amounts indicated below:

                                                       For the Thirteen                    For the Thirty-Nine
                                                         Weeks Ended                           Weeks Ended
                                              -----------------------------------   ----------------------------------

                      (In Thousands)           October 28,         October 30,        October 28,       October 30,
                                                   2000               1999               2000               1999
                                              ---------------    ----------------   ----------------   ---------------

              Net loss:
              As reported                          $(37,236)           $(27,700)          $(88,432)         $(78,924)
              Pro forma                            $(39,830)           $(29,916)          $(95,586)         $(84,695)

              Basic net loss per common
              share: (a)
              As reported                            $(1.27)             $(0.95)            $(3.01)           $(2.92)
              Pro forma                              $(1.35)             $(1.03)            $(3.25)           $(3.13)

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

                                    Page - 8

7.       Income Taxes:
         ------------
         The Company's estimated annual effective income tax rate for each year was applied to the loss before income taxes for the thirteen and thirty-nine weeks ended October 28, 2000 and October 30, 1999 to compute a non-cash income tax benefit. The income tax benefit is included in current deferred taxes in the accompanying consolidated condensed balance sheet as of October 28, 2000 and October 30, 1999.

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


8.       Commitments and Contingencies:
         -----------------------------
         Reference can be made to the 1999 Form 10-K (Item 3 - Legal Proceedings) for various litigation involving the Company, for which there were no material changes since the filing date of the 1999 Form 10-K, except as follows:

         With regard to the Smoot matter, on November 14, 2000, the Court gave preliminary approval to a class action settlement that had been reached by the parties. Notice of the settlement and Fairness Hearing for final approval of the settlement will be mailed to class members on or about December 14, 2000. The deadline for filing objections to the class action settlement is January 28, 2001. The Fairness Hearing will be held on February 12, 2001. The settlement, if approved, will require an evidentiary hearing on the proper classification of the Assistant Manager positions. The total cost of the settlement to the Company will depend upon the outcome of the evidentiary hearing. In the event the Company prevails, the total cost to the Company will be $1 million, inclusive of attorney's fees. If the plaintiffs prevail at the evidentiary hearing, the cost to the Company of the settlement will be $3 million, exclusive of attorney's fees. A date has not been set for the evidentiary hearing.

9.       Recently Issued Accounting Pronouncements:
         -----------------------------------------
         In June 1998, the FASB issued SFAS No. 133, "Accounting for derivative instruments and Hedging Activities." In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," an amendment of SFAS No. 133. These statements establish accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The statements also require that changes in a derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. The statements are effective, prospectively, for all fiscal quarters of all fiscal years beginning after June 15, 2000. Management is currently analyzing the impact of this new pronouncement on the Company's financial position and results of operations.

10.      Subsequent Events:
         -----------------
         On November 9, 2000, the Company announced the planned closing of thirty-two stores. All but one of the stores are under-performing stores that were acquired in the Hills acquisition in December 1998. The other store will be closed as a result of the expiration of its lease. Management estimates that a restructuring charge of up to $140 million will be recorded in the fourth quarter of this year. The restructuring charge will include provisions for inventory impairment costs, severance related costs, lease liability payments over a number of years, asset impairment write-downs and other related charges.

         In addition, the Company announced plans to curtail purchases of property, equipment and other capital items in fiscal 2001 and
         initiate   programs  to  further   reduce  its  selling,   general  and
         administrative expenses.

                                    Page - 9

Item 2.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS



The following discussion and analysis should be read in conjunction with the consolidated condensed financial statements and footnotes presented in this report.

Results of Operations
---------------------

The consolidated results of operations, as reported in our Consolidated Condensed Statement of Operations, for the thirty-nine weeks ended October 30, 1999 include the results of the former Hills stores during the period they were operated by Gordon Brothers, LLC and The Nassi Group, LLC under an agency agreement. These firms were engaged to operate the Hills stores until their closure and to liquidate the merchandise inventories.

As of the quarter ended October 30, 1999, Gordon Brothers, LLC and The Nassi Group, LLC completed the merchandise liquidation sales in all 155 Hills stores. Subsequent to the liquidation sales, we closed four of the stores and remodeled the remaining 151 stores. The remodeled stores were re-opened as Ames stores in three phases: 50 stores in April 1999, 54 stores in July 1999, and 47 stores in September 1999.

The following tables illustrate the results of Ames' operations for the thirteen and thirty-nine weeks ended October 28, 2000, as compared to the separate contributions of Ames' and Hills' operations and the other costs described below to the consolidated results of operations for the thirteen and thirty-nine weeks ended October 30, 1999.

                                                      For the
                                                     Thirteen
                                                    Weeks Ended              For The Thirteen Weeks Ended
                                                 October 28, 2000                  October 30, 1999
                                                 ----------------   ------------------------------------------------
                (In Thousands)                     Consolidated         Ames       Hills      Other       Total
                                                   ------------         ----       -----      -----       -----
Net sales                                                  $920,321     $883,500      $   -      $   -     $883,500
Leased department and other income                           14,588       10,065      (791)          -        9,274
                                                --------------------------------------------------------------------
Total revenue                                               934,909      893,565      (791)          -      892,774
Costs and expenses:
Cost of merchandise sold                                    689,762      638,455          -          -      638,455
Selling, general and administrative expenses                261,856      227,404      7,385     27,560      262,349
Depreciation and amortization expense, net                   19,252       15,309        643      1,564       17,516
Interest and debt expense, net                               24,098       17,114         17        605       17,736
                                                --------------------------------------------------------------------

Loss before income taxes                                   (60,059)      (4,717)    (8,836)   (29,729)     (43,282)
Income tax benefit                                           22,823        1,698      3,181     10,703       15,582
                                                --------------------------------------------------------------------

Net loss                                                ($  37,236)  ($   3,019) ($  5,655)  ($19,026)    ($27,700)
                                                ====================================================================

                                   Page - 10

                                                      For the
                                                    Thirty-Nine
                                                    Weeks Ended             For The Thirty-Nine Weeks Ended
                                                 October 28, 2000                  October 30, 1999
                                                 ----------------   ------------------------------------------------
                (In Thousands)                     Consolidated         Ames       Hills      Other       Total
                                                   ------------         ----       -----      -----       -----
Net sales                                                $2,623,012   $2,182,517   $377,117      $   -   $2,559,634
Leased department and other income                           34,391       26,667      2,577          -       29,244
                                                --------------------------------------------------------------------
Total revenue                                             2,657,403    2,209,184    379,694          -    2,588,878
Costs and expenses:
Cost of merchandise sold                                  1,923,567    1,564,965    252,085          -    1,817,050
Selling, general and administrative expenses                757,437      578,269    149,432     74,232      801,933
Depreciation and amortization expense, net                   54,189       31,832     11,036      5,335       48,203
Interest and debt expense, net                               64,843       36,531      4,179      2,569       43,279
                                                --------------------------------------------------------------------

Loss before income taxes and cumulative effect
adjustment                                                (142,633)      (2,413)   (37,038)   (82,136)    (121,587)
Income tax benefit                                           54,201          869     13,332     29,569       43,770
                                                --------------------------------------------------------------------
Loss before cumulative effect adjustment                   (88,432)      (1,544)   (23,706)   (52,567)     (77,817)

Cumulative effect adjustment, net of tax                          -            -          -    (1,107)      (1,107)
                                                --------------------------------------------------------------------

Net loss                                                  ($88,432)     ($1,544)  ($23,706)  ($53,674)    ($78,924)
                                                ====================================================================

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

The unique circumstances under which Hills operations were conducted through the thirteen and thirty-nine weeks ended October 30, 1999 distort any direct comparison of the principal components of Ames consolidated results for the thirteen and thirty-nine weeks ended October 28, 2000 and October 30, 1999. In the discussion that follows, the Ames net sales; leased department and other income; gross margin; and selling, general and administrative expenses for the thirteen and thirty-nine weeks ended October 28, 2000 are compared to the Ames results for the thirteen and thirty-nine weeks ended October 30, 1999, exclusive of the Hills results and other expenses. The comparison of depreciation and amortization expense and interest and debt expense is on a consolidated basis.

Ames' net sales increased 4.2% during the third quarter of 2000 compared to the third quarter of 1999. Ames' net sales for the thirty-nine weeks ending October 28, 2000 increased 20.2% compared to the thirty-nine weeks ended October 30, 1999. Both increases are primarily the result of the inclusion of all 151 of the converted Hills stores in the Ames store base for the periods in fiscal 2000 compared to 105 stores for the entire third quarter in fiscal 1999 and an additional 46 stores for a portion of the quarter. These increases are partially offset by decreases in comparable store sales of 2.6% and 1.6% for the thirteen and thirty-nine weeks ended October 28, 2000.

Leased department and other income increased $4.5 million and $7.7 million for the thirteen and thirty-nine weeks ended October 28, 2000 compared to the same period in 1999. The increase is primarily attributable to the inclusion of all 151 Hills stores as previously discussed and the inclusion of a $2.8 million gain in the third quarter on the disposal of a store lease.

                                   Page - 11

Gross margin as a percentage of sales declined from 27.7% to 25.1% during the third quarter and from 28.3% to 26.7% for the year-to-date period compared to the same period in 1999. The decrease is the result of increased promotional and clearance markdowns as well as a lower markup on sales resulting from increased logistical costs and changes in merchandise mix.

Selling, general and administrative expenses increased by $34.5 million and $179.2 million for the thirteen and thirty-nine weeks ended October 28, 2000, compared to the same period in 1999, primarily as a result of the expanded Ames store base. Excluding the pre-opening expenses included in the fiscal 2000 selling, general and administrative expenses, expenses as a percentage of sales increased from 25.7% to 27.4% and 26.5% to 28.0% for those periods. The percentage increase was primarily a result of lower than expected sales.

Depreciation and amortization expense increased $1.7 million and $6.0 million for the thirteen and thirty-nine weeks ended October 28, 2000, compared to the same periods in 1999, primarily as a result of additional depreciation associated with the remodeling expenditures incurred during the conversion of the former Hills stores.

The increase in interest expense of $6.4 million and $21.6 million for the thirteen and thirty-nine weeks ended October 28, 2000, compared to the same periods in 1999, is mainly attributable to a higher level of borrowings under our revolving credit facility as well as interest expense associated with the Ames senior notes issued in April 1999.

Our estimated annual effective income tax rate for each year was applied to the loss before income taxes for each period to compute a non-cash income tax benefit. The income tax benefits are included in current assets in the consolidated condensed balance sheet as of October 28, 2000 and October 30, 1999.

Liquidity and Capital Resources
-------------------------------

Merchandise inventories increased 25.8% from January 29, 2000 due to a seasonal merchandise build-up. Merchandise inventories decreased 7.2% from October 30, 1999 while the number of open stores increased by a net of twenty-four. The decrease was primarily a result of inventory control initiatives.

Trade accounts payable increased 29.3% from January 29, 2000 and decreased 3.1% from October 30, 1999. The increase from the beginning of the year is due to the holiday season inventory buildup. The decrease from the same period last year is primarily a result of efforts to control merchandise inventory levels as previously discussed.

Federal income tax law allows taxpayers, including corporations, to use net operating losses in future years to reduce taxable income ("net operating loss carryovers"). Our net operating loss carryovers remaining after fiscal 1999 should offset income on which taxes would otherwise be payable in the next several years, subject to any limitations imposed by federal income tax law.

Purchases of property and equipment for the thirteen and thirty-nine weeks ended October 28, 2000 totaled $33.8 million and $117.4 million, respectively. Such purchases for the balance of the year are expected to be approximately $25 million.

Long-term debt as of October 28, 2000 consisted of borrowings under our bank credit facility of $575.7 million, $200.0 million of the Ames senior notes issued in April 1999 and $44.4 million of the Hills senior notes. The Ames senior notes and the Hills senior notes are due April 2006 and July 2003, respectively.

Sources of liquidity
--------------------

Our principal sources of operating funds are our bank credit facility, cash from operations and cash on hand. We have a bank credit facility revolving line of credit that provided up to $705 million during the period from July 1, 2000 through November 30, 2000 and, at all other times, provides for up to $650 million. Borrowings under the bank credit facility are secured by substantially all of our assets. The credit facility expires on June 30, 2002. Our borrowing rates for the credit facility are based on either the London Interbank Offered Rate or a reference rate announced by Bank of America, San Francisco, and may include an additional percentage margin added to both. During the quarter ended October 28, 2000, our borrowings increased under the credit facility by approximately $67.3 million. The bank credit facility was amended on November 8, 2000 to modify our minimum fixed charge coverage ratio covenant requirement and permit the restructuring charges associated with the closing of up to thirty-three stores. Any non-compliance event prior to November 8, 2000 was waived and covenants were amended. The peak borrowing level under the credit facility during the quarter was $611.1 million. We believe the company will have sufficient sources of cash to meet our financial obligations for the foreseeable future.

                                   Page - 12

Lease Commitments
-----------------

We are committed under long-term leases for various retail stores, warehouses and equipment expiring at various dates through 2026 with varying renewal options and escalating rent clauses. Some leases are classified as capital leases in accordance with generally accepted accounting principles. We generally pay for real estate taxes, insurance, and specified maintenance costs under real property leases. Most leases also provide for contingent rent payments, in addition to fixed lease payments, based on a percentage of sales in excess of specified amounts.

Subsequent Events
-----------------

     On November 9, 2000, we announced the planned closing of thirty-two stores. All but one of the stores are under-performing stores that we acquired in the Hills acquisition in December 1998. The other store will be closed as a result of the expiration of its lease. We estimate a restructuring charge of up to $140 million will be taken in the fourth quarter of this year. The restructuring charge will include provisions for inventory impairment costs, severance related costs, lease liability payments over a number of years, asset impairment write-downs and other related charges.

In addition, we announced plans to curtail purchases of property, equipment and other capital items in fiscal 2001 and to initiate programs to further reduce selling, general and administrative expenses.

Note Concerning Forward-looking Statements
------------------------------------------

Statements other than those based on historical facts which address activities, events, or developments that we expect or anticipate may occur in the future are forward-looking statements which are based upon a number of assumptions concerning further conditions that may ultimately prove to be inaccurate. Actual events and results may differ materially from anticipated results described in any forward-looking statements. Our ability to achieve such results is subject to risks and uncertainties which may include, but are not limited to, the competitive environment in which the Company operates, the ability of the Company to maintain and improve its sales and gross margins, regional weather conditions, and the general economic conditions in the geographic areas in which the Company operates. Consequently, these cautionary statements qualify all of the forward-looking statements and there can be no assurance that the results or developments anticipated by us will be realized or that they will have the expected effects on Ames or its business or operations.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk
-------     ----------------------------------------------------------

We have exposure to interest rate volatility primarily relating to interest rate changes applicable to revolving loans under our bank credit facility. These loans bear interest at rates which vary with changes in (i) the London Interbank Offered Rate (LIBOR) or (ii) a rate of interest announced publicly by Bank of America, N.A.

We do not speculate on the future direction of interest rates. As of October 28, 2000, approximately $575.7 million of our debt bore interest at variable rates. We believe that the effect, if any, of reasonably possible near term changes in interest rates on our consolidated financial position, results of operations or cash flows would not be significant.

                                   Page - 13

                                     PART II
                                OTHER INFORMATION


Item 1.           Legal Proceedings.

                  Reference can be made to Item 3 - Legal Proceedings included in the Company's most recent Form 10-K for various litigation involving the Company, for which there were no material changes since the filing date of the Form 10-K, except as set forth in Note 8 to the above Consolidated Condensed Financial Statements.

Item 4.           Submission of Matters to a Vote of Security Holders.

                  There were no matters submitted to a vote of security holders during the third quarter ended October 28, 2000, through the solicitation of proxies or otherwise.

Item 5.           Other Information.

                  On October 23, 2000, the Board of Directors of the Company adopted an amendment to the Amended and Restated Bylaws of the Company which provides the Board of Directors with the ability to act without a meeting through the use of electronic transmission. A copy of the Amended and Restated Bylaws of the Company, as amended, is filed as Exhibit 3 to this Form 10-Q.

                  As of November 8, 2000, the Company amended the Credit Agreement (the "Eighth Amendment") with Bank of America, N.A., as agent, and a syndicate consisting of nineteen other banks and financial institutions, a copy of which is filed as an Exhibit hereto.

                  On November 9, 2000, the Company announced the planned closing of thirty-two stores and its intention to record an associated restructuring charge of up to $140 million.

Item 6.           Exhibits and Reports on Form 8-K.

(a)      Index to Exhibits

                 Exhibit No.          Exhibit                                                             Page No.
                 -----------          -------                                                             --------

                 3                    Form of Amended and Restated By-Laws of Ames Department                     16
                                      Stores, Inc., as amended on October 23, 2000.

                 10                   Eighth Amendment and Waiver, dated as of November 8, 2000,                  27
                                      among  certain  lenders,  Bank of America,
                                      N.A.,  as  agent,  and Ames  Merchandising
                                      Corporation,   and  other  Credit  Parties
                                      named  in  and  signatory  to  the  Second
                                      Amended and Restated Credit Agreement.

                 11                   Schedule of computation of basic and diluted net income (loss)              38
                                      per share

                 12                   Ratio of Earnings to Fixed Charges                                          39


(b)      Reports on Form 8-K

                  There were no reports on Form 8-K filed with the Securities and Exchange Commission during the third quarter.

                                   Page - 14

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


                                                                            AMES DEPARTMENT STORES, INC.
                                                                                    (Registrant)

Dated:               December 11, 2000                            /s/ Joseph R. Ettore
                                                                 ----------------------------------------------------
                                                                 Joseph R. Ettore, Chairman, Chief Executive
                                                                 Officer, and Director

Dated:               December 11, 2000                            /s/ Rolando de Aguiar
                                                                 ----------------------------------------------------
                                                                 Rolando de Aguiar, Senior Executive Vice
                                                                 President, Chief Financial and Administrative
                                                                 Officer

                                   Page - 15