Form 10-K
period 2001-02-03
AMES DEPARTMENT STORES INC
filed 2001-04-20
CIK 6071

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

      [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                   For the fiscal year ended February 3, 2001
                                -----------------
                                       OR
    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                    For the transition period from ______ to _______


                          AMES DEPARTMENT STORES, INC.
             (Exact Name of Registrant as Specified In its Charter)

  DELAWARE                                                04-2269444
-------------------------                      ------------------------------
(State or Other Jurisdiction             (I.R.S. Employer Identification Number)
Incorporation or Organization)

2418 Main Street, Rocky Hill, Connecticut                     06067
-----------------------------------------           ---------------------------
(Address of Principal Executive Offices)                             (Zip Code)

Registrant's Telephone Number, Including Area Code       (860) 257-2000
                                                    --------------------------

        Securities Registered Pursuant to Section 12(b) of the Act: None

           Securities Registered Pursuant to Section 12(g) of the Act:

          Title of Each Class Name of Each Exchange on Which Registered
           Common Stock, $.01 par value                          NASDAQ
           Series B Warrants                                     None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

      Yes   X    No ___
          -----

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     As of March 30, 2001, the aggregate market value of voting stock held by non-affiliates of the Registrant was $61,549,061 based on the last reported sale price of the Registrant's Common Stock on the NASDAQ National Market System.

      29,393,057 shares of Common Stock were outstanding on March 30, 2001.

     Documents Incorporated by Reference: Portions of the Registrant's definitive proxy statement to be filed pursuant to Regulation 14A within 120 days after the end of the Registrant's fiscal year are incorporated by reference in Part III.




Page 1 of 49 pages (including Exhibits)                Exhibit Index on page 44

                                     PART I

     Certain statements discussed in Item 1 (Business), Item 3 (Legal Proceedings), Item 7 (Management's Discussion and Analysis of Financial Condition and Results of Operations), Item 7A (Quantitative and Qualitative Disclosures About Market Risk) and elsewhere in this Form 10-K constitute
"forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements concerning Management's expectations, strategic objectives, business prospects, anticipated economic performance and financial condition and other similar matters involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of results to differ materially from any future results, performance or achievements discussed or implied by such forward-looking statements. Such risks, uncertainties and other important factors include, among others: general economic and business conditions, decreased consumer spending, particularly among those customers who comprise our primary customer base, increased competition from other discount retailers, including the major national chains, as well as from merchandise offerings on the internet, the seasonal nature of our business, severe adverse weather conditions during the winter months, particularly during the peak Christmas holiday shopping season, and various other matters, many of which are beyond the Company's control and other factors as are described at the end of
Item 7 (Management's Discussion and Analysis of Financial Condition and Results of Operations) of this Form 10-K. Forward-looking statements speak only as of the date of the document in which they are made. We disclaim any obligation or undertaking to provide any updates or revisions to any forward-looking statement to reflect any change in our expectations or any change in events, conditions or circumstances on which the forward-looking statement is based.

Item 1.    Description of Business

Introduction

     Ames Department Stores, Inc. is the largest regional discount retailer in the United States. We currently operate 452 stores in nineteen contiguous states in the Northeast, Midwest, and Mid-Atlantic regions, as well as the District of Columbia. Our stores offer a wide range of both brand name and other quality merchandise for the home and family at prices below those of conventional department stores and specialty retailers. Our stores are smaller and more customer friendly than the stores of most competing "big box" retailers, including the national discount department store chains.

     Ames is a Delaware corporation organized in 1962 as a successor to a business originally founded in 1958. Ames was reorganized in December 1992 under Chapter 11 of the United States Bankruptcy Code. Its principal executive offices are located at 2418 Main Street, Rocky Hill, Connecticut, 06067; its telephone number is (860) 257-2000; and its web site is http://www.AmesStores.com.

     The Ames fiscal year ends on the Saturday nearest January 31st. Our fiscal years ended January 29, 2000 and January 30, 1999, which we refer to as "Fiscal 1999" and "Fiscal 1998," respectively, consisted of fifty-two weeks. Our fiscal year ended February 3, 2001, which we refer to as "Fiscal 2000", consisted of fifty-three weeks.

Business Developments

Closing Stores

     In November 2000, we announced the planned closing of thirty-two stores. Thirty-one of the stores were under-performing stores acquired from the former Hills Stores Company ("Hills"). The other store was closed as a result of the expiration of its lease. Liquidation sales at these stores began December 31, 2000. All thirty-two stores were closed by the end of March 2001. We recorded a $139.3 million expense in connection with these closings, including $9.5 million for inventory write-offs. These charges represent future costs to be paid for these stores and expenses related to the actual cessation of business in these locations.

The Hills Acquisition

     On November 12, 1998, Ames entered into an agreement for the acquisition of Hills. On December 31, 1998, we acquired approximately 81.3% of the Hills outstanding common stock and 74.4% of its outstanding convertible preferred stock, in each case at a price of $1.50 per share, or an aggregate of $13.7 million. On the same date, we purchased approximately $144.1 million, or approximately 73.9%, of the $195.0 million of outstanding Hills senior notes at a price of approximately $700 for each $1,000 principal amount of those notes, or an aggregate of $100.8 million. Pursuant to the terms of those offers, holders of Hills shares and senior notes who tendered their securities for purchase also received a deferred contingent cash right to receive a further payment out of, and based upon, Hills's ultimate net recovery, if any, related to a lawsuit brought by Hills in September 1995 against certain of its former directors.

     In March 1999, we consummated the merger of Hills into Ames. Shares of Hills's common and convertible preferred stock not previously acquired by us were automatically converted into the right to receive $1.50 per share (plus a deferred contingent cash right as discussed above), and the $50.9 million of outstanding Hills senior notes not previously purchased by us became direct obligations of Ames.

     The total cost of the Hills acquisition was approximately $330.0 million, inclusive of the approximately $50.9 million of the Hills senior notes that remained outstanding and $147.8 million of capitalized leasehold and financing obligations related to Hills. Cash required for the acquisition totaled approximately $129.0 million. Funds for these purposes were derived from borrowings under our credit facility.

     The acquisition has been recorded under the purchase method of accounting and, accordingly, the results of operations of Hills are included since the date of the acquisition in the accompanying consolidated financial statements. The fair value of tangible assets acquired and liabilities assumed was $568 million each. The purchase price of $129.0 million was recorded as two components: an excess of cost over net assets acquired (goodwill) of $70.0 million, which is being amortized over twenty-five years on a straight-line basis, and beneficial lease rights of $59.0 million, which is being amortized over the life of the respective leases (which average approximately twenty-five years).

     At the time of the acquisition, Hills operated 155 discount department stores in twelve states within or contiguous to our existing geographic region.

     In February 1999, we began a program to remodel and convert 151 of the acquired Hills stores to Ames stores. The four remaining Hills stores, as well as seven Ames stores, were closed because they were in locations that were either competitive with or under-performing other Hills or Ames stores. The remodeling and conversion process was completed in September 1999.

     The total cost of the remodeling and conversion was approximately $189.1 million and was funded primarily with proceeds from our liquidation of the Hills merchandise inventories. The $189.1 million cost consists primarily of expenditures for fixtures, signage, Point-Of-Sale ("POS") systems, training of employees, and other labor costs, as well as other pre-opening costs.

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

The Acquisition of Caldor Sites

     We purchased the leases for nine stores and a distribution center from Caldor Corporation ("Caldor") during Fiscal 1999 for a total cash purchase price of $42.8 million. We assumed Caldor's leases for the nine stores and the distribution center and we acquired all of the store fixtures in eight of the stores and all racking, sorting systems, and materials handling equipment in the distribution center.

The Acquisition of Goldblatt's Department Store Sites

     In April 2000, the Company consummated its purchase of the leases for seven stores from Goldblatt's Department Stores, Inc. ("Goldblatt's") for a cash purchase price of $7.6 million. Six of the stores are located in Chicago, Illinois and one is in Gary, Indiana.

Growth Strategy

     Since 1994, we have pursued a program to improve our profitability through vigorous cost containment initiatives, a highly focused approach to merchandising, and the rationalization of our store base. During this time period, we acquired and successfully integrated 224 stores, remodeled eighty-nine of our existing stores, and closed eighty-two stores.

     Beginning mid Fiscal 1998, we focused on enhancing our revenues, expanding the breadth of our regional market, and increasing our penetration of that market. In addition to our on-going program of store remodeling, we implemented merchandising and marketing initiatives that in Fiscal 1999 resulted in a 6.2% increase in same-store sales over Fiscal 1998. At the same time, we embarked on a program to acquire groups of stores located primarily in states in which we currently operate or that are contiguous with our existing regional market.

     The Caldor, Hills, and Goldblatt's acquisitions were representative of our growth strategy. The acquisitions significantly increased our revenue and enabled us to leverage our administrative costs over a far larger operating base. These acquisitions were particularly opportunistic for Ames, since they permitted us to open well-maintained store sites in locations that were complementary to our existing locations. The stores are located primarily in communities with demographics similar to those of our existing locations. The acquisitions expanded our selling space by 75.7%, substantially increased our presence in five states and enabled us to enter five new states in which we foresee opportunities to add additional stores to increase our market penetration. The Hills acquisition enabled us to achieve significant economies of scale.

     In November 2000, we redirected our focus to initiatives to pare unprofitable locations, improve cash flow, and streamline operations. These preemptive initiatives were adopted to enable us to sustain our growth strategy and be competitive in a soft retail environment.

Customers

     Our customer base consists primarily of working women with families and senior citizens. They have an average annual household income between $25,000 and $40,000 and their purchasing decisions are determined primarily by a desire for low prices and shopping convenience. Our merchandise offerings, prices, store design, and focus on customer service are targeted to meet the needs of these cost-conscious consumers, who, we believe, are generally underserved by other large discount retailers. We reinforce our image and drive customer traffic by employing a "high/low" pricing strategy that is supplemented by weekly advertising circulars and recurring promotional programs. We believe that our knowledge of and focus on our target customers have enabled us to develop an advantage in an increasingly competitive discount-retailing environment.

Merchandising and Customer Service

     Our mission is to provide our customers a broad selection of quality merchandise at prices they can afford in a shopping environment that is friendly and convenient. Our merchandising strategy is targeted to our customer base, and we believe this strategy has enabled us to develop a distinct competitive advantage in serving our targeted customer base.

     Ames sells merchandise in three major categories: home lines, softlines and hardlines. The following table sets forth the types of merchandise offered within each of these three categories and the percentage of our total sales (excluding leased department sales) in Fiscal 2000 attributable to each category:

Home Lines 41%                      Softlines 31%                               Hardlines 28%
--------------                      -------------                               -------------
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

o     Crafts

     In addition, all Ames stores include a shoe department operated by a licensee that accounted for approximately 3.8% of our total sales in Fiscal 2000.

     A significant portion of our net sales is derived from the sale of products that bear readily-recognized brand names, including Cannon(R), Coleman(R), Dickies(R), Fisher-Price(R), Fruit of the Loom(R), General Electric(R), Hanes(R), Hasbro(R)Toy, Kodak(R), Magnavox(R), Mattel(R), Proctor-Silex(R), Rider(R), Rubbermaid(R), Sunbeam(R), Timex(R) and Wrangler(R).

     Women's apparel is the only product line that accounts for more than 10% of our sales, generating approximately 12.0% of our Fiscal 2000 net sales. We carry primarily staple, casual items of basic women's apparel, including outerwear, sportswear, and intimates, with a particularly broad selection of merchandise in "plus" sizes for the larger woman. Similarly, our selection of men's apparel is limited to staple, non-fashion items that women frequently purchase for the men in their families and that are most commonly sought by men within our target customer base. We believe that our focus on basic apparel limits our exposure to risks associated with changing fashion trends.

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

     Our home lines, which also consist primarily of products that are purchased by women, include a "Crafts and More" department that features the largest selection of crafts offered by any non-specialty retailer in the United States. The crafts department has become a destination shop for Ames customers, and accounted for approximately 3.1% of our Fiscal 2000 net sales.

     In certain of our markets, we are able to customize or localize our merchandising. We tailor our selection of discount products and customize each store based on its demographics and purchasing patterns of our diverse customer base. In our stores located in college towns, we offer a larger assortment of the items most frequently desired by students for their dormitory rooms, as well as stationery supplies, jeans, sweatshirts, athletic apparel, and similar products. In our stores located in resort or vacation communities we feature broader selections of such seasonal items as beach and camping supplies, and we continue to stock those items throughout the duration of the related vacation season. This micro-marketing strategy drives customer traffic to those stores and develops and improves the loyalty of their customer base.

     In addition to offering a merchandise selection that is specifically tailored to the needs and preferences of our target customers, we strive to make each customer's shopping experience pleasant and convenient. We offer an extensive layaway program that accounted for approximately 5.6% of our Fiscal 2000 net sales. We have a fully staffed customer service desk at a location away from the most heavily trafficked areas in the store to afford customers greater privacy. We also implemented an "A+ Customer Service Program" which encourages our store personnel to enhance customer satisfaction.

Marketing

     We use a "high/low" promotional pricing strategy to attract customers to our stores by offering greater discounts on selected items or categories of merchandise while maintaining our regular discount prices on all other merchandise. The "high/low" strategy also provides us greater control over margins and inventory levels by allowing us to quickly adjust the number and mix of deeply discounted items and increase or decrease our average pricing discount. We are also able to tailor our selection of more heavily discounted products to customer demographics.

     Our marketing theme, "Bargains by the Bagful(R)," is designed to emphasize our value pricing. We support the "Bargains by the Bagful(R)" theme through several promotional programs, including "Special Buy" and "55Gold(R) Savings" programs, as well as periodic event sales:

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

     o Our "55Gold(R) Savings" program provides a 10% discount on all merchandise, including sale and "Special Buy" items, for consumers aged fifty-five and older who present a "55Gold(R) Savings" card when shopping on Tuesdays. Since its inception in late 1994, on average, Tuesday has moved from being the lowest to the highest selling day in the week. During Fiscal 2000, the "55Gold(R) Savings" program generated sales of $413 million compared to $336 million in Fiscal 1999 and the number of active cardholders increased to 2.5 million from 2.3 million over the same period.

     o Our periodic "event" sales are heavily advertised, vendor-supported promotions of selected categories of merchandise as well as promotions that are intended to capitalize on seasonal shopping trends. Examples include our "Baby Sale," "Housewares Spectacular," "Patio Plaza," "Shoe Sale" and "Underwear Fair." Our most successful special sale promotions include the "Amazing March Sale," the October "Home Sale" and the November "Ames Biggest Toy Sale," which is designed to attract Christmas shoppers. Because of the substantial increase in unit volume generated by these "event" sales, they are supported by many of our major vendors either through gross margin allowances or cooperative advertising.

     We reinforce Ames's "Bargains by the Bagful(R)" theme through extensive use of weekly full-color newspaper circulars. We distributed fifty-three newspaper circulars in Fiscal 2000, with an average weekly circulation to 16.4 million households. These circulars generated approximately 48% of our net sales in Fiscal 2000.

Store Layout and Design

     Ames stores, which range from 26,736 to 85,743 square feet of selling space and average approximately 55,000 square feet of selling space, are smaller and, we believe, more customer friendly than those of most competing big box retailers, particularly the national discount store chains. Their smaller size appeals to Ames's target customer base of working mothers and senior citizens, who prefer an easy-to-shop, convenient store environment. The prototype Ames store features an open floor plan and wide aisles that allow customers to see the entire store at a glance. Bright, attractive signage and "soft" corners highlight key departments and make finding the right department easy. The home lines department, our largest merchandise category, typically spans the back wall of the store, with promotional pallet and bin displays bordering the main aisle. Promotional items are placed throughout the store near similar merchandise.

Store Locations

     We currently operate 452 stores located in the Northeast, Midwest and Mid-Atlantic regions. The following table sets forth, as of March 31, 2001, the locations of our existing Ames stores:

                 Number of Stores
                 ----------------
                                      Ames
                                      ----
Pennsylvania                             98
New York                                 93
Ohio                                     44
Massachusetts                            34
Maryland                                 24
Maine                                    23
Connecticut                              22
New Hampshire                            20
New Jersey                               16
Virginia                                 14
Illinois                                 13
West Virginia                            13
Vermont                                  12
Rhode Island                              8
Indiana                                   7
Delaware                                  5
Tennessee                                 3
District of Columbia                      1
Kentucky                                  1
North Carolina                            1
                                       ----
                       Total:           452
                                       ====

Purchasing

     We buy merchandise from more than 3,250 vendors, approximately 88% of whom are located in the United States. Merchandise is purchased centrally for all stores by buyers who are based at Ames headquarters. No single supplier accounted for more than 4% of our purchases in Fiscal 2000. Although we have not had problems to date, the continued availability of merchandise is likely to depend on our ability to meet our sales and margin plans in the coming months.

     We work actively with our vendors to reduce costs and improve the efficiency of our supply chain. Nearly 2,300 vendors participate in our electronic ordering and invoicing program.

Distribution

     We operate distribution centers in Leesport, Pennsylvania; Mansfield, Massachusetts; Columbus, Ohio; and Westfield, Massachusetts, which aggregate approximately 3.4 million square feet. Merchandise is shipped by vendors either directly to our stores or to our distribution centers, which then make deliveries to the stores using our own fleet of trucks.

Management Information Systems

     In 1998, we invested approximately $35.0 million in hardware, software, and communications equipment to automate our store operations. This investment included new point-of-sale devices, office equipment to automate the office functions at each store as well as equipment to improve the receipt and stocking of merchandise at the stores. In 1999, we invested approximately $20.4 million in POS related technology and equipment for the stores opened during the fiscal year. In 2000, we invested approximately $26.6 million in technology and equipment.

     In June 1999, we announced a five-year, strategic outsourcing agreement with IBM to support core information technology systems for the corporate office and the stores. Under the agreement, IBM Global Services is responsible for all data center operations and support for substantially all information systems equipment.

     We developed and implemented a target marketing tool that has enabled us to evaluate and use customer information derived from our "55Gold(R) Savings" program to enhance our ability to selectively market to these customer groups. This marketing vehicle, which was fully implemented in January 2000, has enabled us to perform direct mailings and identify customers with cross-shop marketing opportunities.

     In January 2000, we implemented a Data Warehouse system acquired from Retek. This system supplies the merchandising and allocation divisions with information on our inventory, selling, and vendor performance at the individual SKU and store level of detail, and provides new and better views of critical information in substantially less time than before, allowing quicker and better informed merchandising decisions.

     In June 2000, we implemented financial systems developed by Oracle Corporation. These financial systems provide us with an integrated solution for much of our financial information with significantly enhanced reporting and analytical capabilities.

Competition

     We operate in an extremely competitive environment. Many of our stores are located in smaller communities and, in some cases, are the largest non-food retail store in their market area. We compete, however, with many smaller stores offering a similar range of products. Although Ames is the largest regional discount retailer in the United States, we are still considerably smaller in terms of our total number of stores, sales and earnings than the three leading national chains: Wal-Mart, Kmart and Target Stores. Each of these chains, as well as other regional operators, currently operates stores within our regional market and competes with us for customers and potential store locations. We anticipate a further increase in competition from these national discount store chains.

     Our merchandising focus is primarily directed to consumers who, we believe, are underserved by the major national chains. Although this approach, combined with our smaller store size, has enabled us to compete effectively with these chains and operate profitably in proximity to their stores, we remain vulnerable to the marketing power and high level of consumer recognition of the major national discount chains.

Seasonality

     Our business is seasonal in nature, with a large portion of our net sales occurring in the second half of our fiscal year as a result of the back-to-school and Christmas shopping seasons. Net sales are highest in the last fiscal quarter (34% of our annual net sales in Fiscal 2000). The demand for working capital is heaviest in May and from August through November, when sufficient merchandise must be purchased for the spring, back-to-school, and Christmas seasons, respectively.

Employees

     As of March 7, 2001, we employed approximately 32,700 people. Approximately 29,000 of our employees work in various capacities within our stores, approximately 2,700 are employed in our distribution centers and the balance is based at our corporate and regional offices. With the exception of approximately 1,850 employees at our distribution centers who are covered by collective bargaining agreements that expire at various times from April 2002 to December 2003, none of our employees is represented by a union.

Patents, Trademarks and Licenses

     The mark "Ames" is registered with the United States Patent and Trademark Office. We consider this mark and the associated name recognition to be valuable to our business. We have a number of other trademarks, trade names, and service marks including "Bargains by the Bagful, (R)" "Crafts & More, (R)" and "Pawsitively Pets. (R)" Although we consider these additional marks and licenses to be valuable in the aggregate, none of them individually is currently considered to have a material impact on our business.

Item 2.    Properties.

     As of March 31, 2001, the Company's 452 operating stores covered a total of approximately 31.0 million square feet. The average store size is approximately 68,700 square feet, of which approximately 80% is selling area.

     The construction of one store, located in Monroeville, Pennsylvania, was financed with an industrial development bond. Ames has an option to purchase this location at nominal cost at the expiration of the lease term in May 2003. Ames owns the building and leases the land occupied by the store in Mercerville, New Jersey. The land and buildings for five other store locations are owned by Ames. Ames leases the remainder of its stores with leases whose terms expire at various times between 2001 and 2026. The leases generally have one or more renewal options, typically permitting an extension for at least five years. In addition, the leases generally provide for fixed annual rentals, payment of certain taxes, insurance, and other charges, and additional rentals based on a percentage of sales in excess of certain fixed amounts. Most of the fixtures and equipment in the former Hills stores are leased. Except for vendor-owned greeting card equipment and leased shoe department equipment, Ames owns the fixtures and equipment in its other stores, some of which is subject to various financing arrangements.

     Ames warehouse and distribution facilities in Leesport, Pennsylvania and Mansfield, Massachusetts are owned by the Company and occupy approximately 1.7 million square feet in the aggregate. The warehouse and distribution facility in Westfield, Massachusetts is a leased property that comprises approximately 649,000 square feet. The warehouse and distribution facility in Columbus, Ohio, a leased property, is approximately 1.1 million square feet.

     Ames leases approximately 386,000 square feet of space in Rochester, New York under a lease expiring on December 31, 2007, with two ten-year renewal options. These premises have been subleased to an unaffiliated tenant for the remainder of the lease term.

     Ames owns and occupies its 225,000 square foot corporate office in Rocky Hill, Connecticut. Ames has a lease for 11,000 square feet for its plan-o-gramming facility in Rocky Hill, which expires in November 2006, and a lease, which expires in April 2006, for a 33,000 square foot in-house photography studio and print shop in Rocky Hill.

Item 3.   Legal Proceedings.

     On December 15, 1998, a class action complaint was filed in the United States District Court for the District of Connecticut entitled Edmond Smoot, III and Yousef S.A. Syed, Individually and on Behalf of All Others Similarly
Situated v. Ames Department Stores, Inc. The Complaint alleged that Ames violated the Fair Labor Standards Act and state laws in those states in which it does business by failing to pay Smoot, Syed, and other similarly situated Assistant Managers time and one-half their regular rates of pay for hours worked in excess of 40 hours a week. The allegations are similar to a previous class action lawsuit entitled Colleen Austin, on Behalf of Herself and Others Similarly Situated v. Ames Department Stores, Inc. et.al., as reported in the Company's Form 10-K for the fiscal year ended January 29, 2000. The Company settled the Austin class action lawsuit as well as other similar lawsuits that were filed in 1995 and 1996, as reported in the Company's Form 10K for the fiscal year ended January 29, 2000. The alleged class the current lawsuit attempts to represent is those Assistant Managers who did not opt-in to the settlement of the Austin complaint, those who opted in and continued to work for Ames, and those who worked for Ames as an Assistant Manager after August 19, 1998, but who are not otherwise covered by the previous categories. Ames filed an answer in the case in which it denied liability on the basis that Smoot and Syed and other similarly situated Assistant managers were exempt employees and, thus, not entitled to overtime pay. On November 14, 2000, the Court gave preliminary approval to a class action settlement that had been reached by the parties. Notice of the settlement and Fairness Hearing for final approval of the settlement was mailed to class members. The deadline for filing objections to the settlement has passed and no objections to the settlement were filed by class members. The Fairness Hearing will be held on April 30, 2001. The settlement, if approved, will require an evidentiary hearing on the proper classification of the Assistant Manager position. The total cost of the settlement to the Company will depend upon the outcome of the evidentiary hearing. In the event the Company prevails, the total cost to the Company will be $1 million dollars, inclusive of attorney's fees. If the plaintiffs prevail at the evidentiary hearing, the cost to the Company will be $3 million dollars, exclusive of attorney's fees. A date has not been set for the evidentiary hearing.

Other Matters

     Ames is party to various claims and legal proceedings covering a wide range of matters that arise in the ordinary course of its business. Ames believes that its probable liability as to these matters will not have a material adverse effect on its consolidated financial position or results of operations.

Item 4.    Submission of Matters to a Vote of Security Holders.

     There were no matters submitted during the fourth quarter of Fiscal 2000 to a vote of security holders, through the solicitation of proxies or otherwise.

                                     PART II


Item 5. Market for the Registrant's Common Stock and Related Matters Concerning Security Holders.

     Our common stock is traded on the NASDAQ National Market System under the symbol "AMES." The following table provides the high and low sale prices for our common stock as reported on NASDAQ for the fiscal quarterly periods indicated below. These prices do not include retail markups, markdowns or commissions.

                              Fiscal 2000                   Fiscal 1999
                       -----------------------------   ------------------------
                              Low            High            Low        High
                              ---            ----            ---        ----
      1st Quarter          $ 13.63         $ 29.38        $ 25.38     $ 38.75
      2nd Quarter             6.25           19.06          34.81       48.88
      3rd Quarter             3.63             8.38         27.63       42
      4th Quarter             0.44            6.34          20.75       34.92

     On March 30, 2001, there were approximately 6,200 holders of record of the common stock. On that date, the reported closing sale price of our common stock was $2.09.

     We paid no quarterly dividends to the holders of our common stock during these periods. Dividends cannot be declared under the terms of our credit facility. Any future determination to pay cash dividends will be at the discretion of the board of directors and will be dependent upon our financial condition, operating results, capital requirements, and such other factors as the board of directors deems relevant.

Item 6.    Selected Financial Data.

     The following selected financial data of Ames should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," as well as the Consolidated Financial Statements and related Notes appearing elsewhere in this annual report on Form 10-K.

                                   (In millions, except per share data)

                                   Fiscal Year      Fiscal Year        Fiscal Year        Fiscal Year       Fiscal Year
                                      Ended            Ended              Ended              Ended             Ended
                                   Feb. 3, 2001    Jan. 29, 2000     Jan. 30, 1999      Jan. 31, 1998      Jan. 25, 1997
                                   ------------    -------------     --------------     --------------     -------------
                                       (b)                                                    (b)
Net sales (a)........................ $3,953.6         $3,836.9           $2,498.6           $2,225.5          $2,155.3
Net (loss) income..................     (240.6)(c)         17.1(d)            33.8(e)            34.5(f)           17.3(g)
Basic  net  (loss)  income  per
common share.....................        (8.19)(c)         0.62(d)            1.47(e)            1.59(f)           0.85(g)
Diluted  net (loss)  income per
common share.....................        (8.19)(c)         0.62(d)            1.40(e)            1.46(f)           0.79(g)(h)
Total assets........................   1,995.7          1,975.3            1,483.4              610.0             536.8
Long-term   debt  and   capital
leases...............................    771.4            602.2              287.7               35.7              38.2

     (a) Net sales for fiscal years ended February 3, 2001 and January 29, 2000 reflect the change in accounting for layaway sales adopted pursuant to SAB 101 (see Note 1 to the Consolidated Financial Statements) and net sales for fiscal years ended January 30, 1999, January 31, 1998, and January 25, 1997 reflect adjustments due to the effect of recording promotional coupons issued by Ames as markdowns, which conforms to the current treatment for coupon accounting.
     (b) Fiscal years ended February 3, 2001 and January 31, 1998 consisted of fifty-three weeks; all other years presented consisted of fifty-two weeks.
     (c) Includes charges of $139.3 million for the costs associated with the closing of thirty-two stores, including a $9.5 million charge for inventory impairment, and an extraordinary loss, net of tax, of $7.0 million for the early extinguishment of debt.
     (d) Includes cumulative effect adjustment for change in accounting for layaway sales of $1.1 million, net of $0.6 million tax benefit, and the recognition of approximately $38 million in tax benefits.
     (e) Includes charges of $8.2 million for the costs associated with the closing of seven stores.
     (f) Includes charges of $1.6 million for the costs associated with the closing of two stores.
     (g) Includes charges of $9.7 million for the costs associated with the closing of thirteen stores and an extraordinary loss, net of tax, of $1.4 million for the early extinguishment of debt.
     (h) Net (loss) income per common share has been restated to conform to the requirements of Statement of Financial Accounting Standards No. 128 "Earnings per Share."

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     The Ames fiscal year ends on the Saturday nearest January 31st. Our fiscal years ended January 29, 2000 and January 30, 1999, which we refer to as "Fiscal 1999" and "Fiscal 1998," respectively, consisted of fifty-two weeks. Our fiscal year ended February 3, 2001, which we refer to as "Fiscal 2000," consisted of fifty-three weeks.

     The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and related Notes appearing elsewhere in this annual report on Form 10-K.

Results of Operations

Fiscal 2000 Compared to Fiscal 1999

     The following table illustrates the consolidated results of operations for the fifty-three weeks ended February 3, 2001, as compared to the consolidated results of operations for the fifty-two weeks ended January 29, 2000.

                                                            Fiscal            Fiscal         Percentage
                                                            2000              1999            Change
                                                        --------------    -------------    --------------
                                                            (In millions, except per share amounts)
Total net sales                                              $3,953.6        $3,836.8               3.0%
Leased department and other income                               46.4            41.7              11.3%
                                                        --------------    -------------
Total revenue                                                 4,000.0         3,878.5               3.1%
Costs and expenses:
   Cost of merchandise sold                                   2,932.2         2,715.4               8.0%
   Selling, general, and administrative expense               1,058.7         1,068.2             (1.0)%
   Depreciation and amortization expense, net                    79.7         65.5                 21.7%
   Interest and debt expense, net                                88.0         60.8                 44.7%
   Store closing charge                                         129.8              -                100%
                                                        --------------    -------------
Loss before income taxes                                      (288.4)           (31.4)
Income tax benefit                                               54.8             49.6
                                                        --------------    -------------
(Loss) income before cumulative effect adjustment             (233.6)             18.2
Cumulative effect adjustment, net of tax                       -                  (1.1)
                                                        --------------    -------------
(Loss) income before extraordinary item                         (233.6)           17.1
Extraordinary item, net of tax                                    (7.0)           -
                                                        ==============    =============
Net (loss) income                                              $(240.6)         $17.1
                                                        ==============    =============

     The consolidated results of operations for Fiscal 1999 include the results of the former Hills store during the period they were operated by professional liquidators under an agency agreement (see detailed discussion below under "Fiscal 1999 Compared to Fiscal 1998").

     During Fiscal 2000, beginning in early spring, our business was affected by a number of economic conditions. With higher gasoline prices leading the way, our customers' disposable income levels were reduced, affecting their purchasing power. This, coupled with a cold and wet spring, resulted in lower than forecast sales. A cool summer, continued high gasoline prices, and an economic slowdown later in the year further affected our sales.

     As the economy continued to slow in the third quarter, we reacted decisively with a focus on reducing inventories for the fall and Holiday season, curtailing selling, general, and administrative expenses, limiting capital expenditures, and reviewing our store base to ensure that we closed all stores whose closure would result in a net cash flow improvement.

     The increases in net sales and leased department and other income in Fiscal 2000 compared to Fiscal 1999 are primarily attributable to the net addition of twenty-four new stores during the year, partially offset by a 2.1% decrease in same store sales.

     Gross margin decreased $100.0 million in Fiscal 2000 compared to Fiscal 1999. Gross margin as a percentage of sales decreased from 29.2% in Fiscal 1999 to 25.8% in Fiscal 2000. The decrease is primarily attributable to higher markdowns and a reduction in the vendor allowances received in Fiscal 2000 when compared to Fiscal 1999 when we opened 163 new stores. We incurred higher markdowns in 2000 than in 1999 resulting from significantly higher seasonal clearance activities in the first half of 2000.

     The decrease in selling, general, and administrative expenses during Fiscal 2000 compared to Fiscal 1999 was primarily a result of a decrease in pre-opening expenses partially offset by a full year of operating expenses in the converted former Hills stores. Selling, general, and administrative expenses decreased as a percentage of sales from 27.8% in Fiscal 1999 to 26.8% in Fiscal 2000.

     The increase in depreciation and amortization expense during Fiscal 2000 compared to Fiscal 1999 resulted primarily from a full year's depreciation and amortization of the fixed assets and beneficial lease rights acquired from Hills in Fiscal 2000 compared to less than a full year's depreciation and amortization in Fiscal 1999.

     The increase in interest expense in Fiscal 2000 is mainly attributable to a higher level of borrowings under our revolving credit facility as well as a full year of interest expense associated with the Ames Senior Notes issued in April 1999.

     The $129.8 million store closing charge is related to the store closings previously announced, as described below. We recorded an extraordinary charge of $7.0 million in Fiscal 2000 for the write-off of deferred financing costs and other exit expenses associated with the early termination of our prior revolving credit facility.

     We recorded a consolidated income tax benefit of $54.8 million in Fiscal 2000 compared to $49.6 million in Fiscal 1999. The increase is primarily a result of our Fiscal 2000 operating loss partially offset by an increase in the valuation allowance recorded against certain deferred tax assets. See Note 8 to the Consolidated Financial Statements for additional information.

Store Closing Charges

     On November 9, 2000, we announced the planned closing of thirty-two stores. All but one of the stores were under-performing stores that we acquired in the Hills acquisition in December 1998. The other store was closed as a result of the expiration of its lease. In connection with the closings, we recorded charges of $139.3 million, including a $9.5 million charge for the impairment of inventory classified as part of cost of merchandise sold. The stores were closed during the first quarter of 2001.

     The following items represent the major components of the total charges recorded in connection with the store closings:

                 Item                                             Charge
                                                               ---------------
                                                                 (in thousands)
                 Lease costs                                       $ 88,815
                 Net fixed asset write-down                          29,307
                 Other occupancy costs                                9,101
                 Severance costs                                      2,583
                                                               ---------------
                    Store closing charge                            129,806
                    Inventory write-down                              9,453
                                                               ---------------
                 Total charges                                     $139,259
                                                               ===============

     The lease and other occupancy costs provided for in the store closing charge include all projected occupancy costs from date of closing until estimated lease disposition date.

     Fixed assets associated with the closing of stores were reviewed to determine whether their recorded values had been diminished. The review of the closed stores resulted in a write-down of $29.3 million which includes $19.7 million related to fixtures, equipment, and leasehold improvements, and $9.6 million related to beneficial lease rights.

     During Fiscal 2000 and Fiscal 1999, with respect to the thirty-two stores, we recorded net sales of $205.0 million and $147.7 million, respectively, exclusive of the period when the thirty-one former Hills stores were operating under the "Hills" name. For the same years, the pre-tax operating loss for the thirty-two stores was $20.4 million and $12.9 million, respectively.

     We expect to incur substantially all of the charges included in the reserve except the lease and other occupancy costs in the first quarter of the fiscal year ending February 2, 2002. Lease and other related occupancy costs are expected to be paid over the terms of the leases. We expect to fund these costs with cash from operations. We believe closing these under-performing stores will improve profitability.

Fiscal 1999 Compared to Fiscal 1998

     On December 31, 1998, we acquired approximately 81.3% of the outstanding voting stock of Hills Stores Company. Accordingly, the operations of Hills and its subsidiaries during the month of January 1999 are included in our consolidated results of operations for Fiscal 1998.

     During Fiscal 1999, the inventory in the 155 former Hills stores was liquidated, and 151 stores were remodeled and opened as Ames stores. This process was completed in September 1999. During the liquidation period, professional liquidators operated the former Hills stores under an agency agreement with Ames. Ames received a minimum guaranteed amount of 40% of the initial ticketed retail price of the inventory sold and had the potential to receive a greater return if the sale proceeds exceeded a specified percentage of retail value. For financial reporting purposes in the charts that follow, Hills net sales represent the actual sale proceeds from the merchandise liquidation sales, its cost of merchandise sold represents the cost of merchandise sold as adjusted for the guaranteed return amount, and its selling, general, and administrative expenses include the portion of those proceeds that were to be paid to the liquidators.

     Upon completion of the liquidation and remodeling, the Hills stores were reopened and participated in grand opening promotions. Consequently, we incurred higher than normal pre-opening and promotion expenses in Fiscal 1999.

     Because of the liquidation activity, the remodeling activity, and the large volume of grand openings with their associated expenses, the consolidated operating results are not representative of those of a retailer operating in the ordinary course of business and are not directly comparable to previously published Ames results exclusive of Hills.

                                  Fiscal
                                   1998                                         Fiscal 1999
                                   ----           --------------------------------------------------------------------------
                                                                                                 Layaway
                                   Ames             Ames           Hills           Other          Adj.            Total
                                                                               (In millions)
Total net sales                     $2,386.5        $3,465.6         $375.6            $--          $(4.4)        $3,836.8
Leased department and
other income..............              29.2            39.1            2.6             --              --            41.7
                              ---------------    ------------    -----------     ----------    ------------    ------------
Total revenue                        2,415.7         3,504.7          378.2             --           (4.4)         3,878.5
Costs and expenses:
   Cost of merchandise sold          1,711.3         2,467.8          251.2             --           (3.6)         2,715.4
   Selling, general, and
   administrative expense              606.9           838.7          153.0           76.5              --         1,068.2
   Depreciation and
   amortization expense, net            11.3            49.1           11.1            5.3              --            65.5
   Interest and debt expense,
   net                                  11.4            54.1            4.1            2.6              --            60.8

                              ---------------    ------------    -----------     ----------    ------------    ------------
Income (loss) before income
taxes.............                      74.8            95.0          (41.2)         (84.4)           (0.8)          (31.4)
Income tax (provision)
benefit.....................           (26.7)          (34.2)          14.8           68.7             0.3            49.6
                              ---------------    ------------    -----------     ----------    ------------    ------------
Income (loss) before
cumulative effect adj.                  48.1            60.8          (26.4)         (15.7)           (0.5)           18.2
Cumulative effect
adjustment, net of tax                    --              --             --             --            (1.1)           (1.1)
                              ---------------    ------------    -----------     ----------    ------------    ------------
Net income (loss)                      $48.1           $60.8         $(26.4)        $(15.7)          $(1.6)          $17.1
                              ===============    ============    ===========     ==========    ============    ============

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

     The above "Layaway Adj." column represents the impact of the change in the method of accounting for layaway sales. We adopted the change in accounting for layaway sales in the fourth quarter of Fiscal 1999 in consideration of Staff Accounting Bulletin No. 101 "Revenue Recognition" issued by the staff of the Securities and Exchange Commission in December 1999.

     The liquidation and remodeling activity in the former Hills stores distorts any direct comparison of the principal components of Ames consolidated results for Fiscal 1999 and Fiscal 1998 and prior years. Accordingly, in the discussion that follows, Ames net sales, gross margin, selling, general, and administrative expenses, and its leased department and other income for Fiscal 1999 and Fiscal 1998 will be compared excluding the pre-conversion Hills results and other charges. The comparison of depreciation and amortization expense as well as interest and debt expense will be on a consolidated basis.

     The $1.1 billion increase in net sales in Fiscal 1999 was due primarily to the sales contribution of the former Hills stores after conversion to the Ames format and 6.2% growth in same store sales. We experienced strong increases in our Ladies Sportswear, Toys and Home Entertainment departments.

     A substantial portion of the $9.9 million increase in leased department and other income in Fiscal 1999 resulted from additional leased sales originating in the former Hills stores, as well as an increase in layaway fees, also originating in the former Hills stores.

     Gross margin increased $322.6 million in Fiscal 1999 compared to Fiscal 1998. The increase is primarily attributable to the inclusion of the former Hills stores and an increase in the gross margin rate from 28.3% to 28.8% in Fiscal 1999. The gross margin rate in Fiscal 1999 benefited from lower markdowns.

     The $231.8 million increase in selling, general, and administrative expenses in Fiscal 1999 was primarily a result of the addition of the former Hills stores. Selling, general, and administrative expenses decreased as a percentage of net sales from 25.4% in Fiscal 1998 to 24.2% in Fiscal 1999. The decrease resulted from the 6.2% comparable store sales gain and improved efficiencies of scale due to the Hills acquisition.

     Depreciation and amortization expense increased $51.0 million in Fiscal 1999 compared to Fiscal 1998. The increase resulted from additional depreciation and amortization of the former Hills fixed assets and beneficial lease rights and the amortization of goodwill. The beneficial lease rights and goodwill related to the Hills acquisition are being amortized on a straight-line basis over the term of the underlying lease (twenty-five years on average) for the lease rights and twenty-five years for goodwill. The amortization of the excess of our revalued net assets over equity under fresh start reporting remained the same in Fiscal 1999 as in Fiscal 1998. We are amortizing this amount over a ten-year period, which will conclude in January 2003.

     Net interest expense increased $45.6 million in Fiscal 1999 compared to Fiscal 1998. The increase was primarily attributable to interest expense incurred for our 10% senior notes, the Hills capital lease and financing obligations, and a higher level of borrowings under our bank credit agreement. During Fiscal 1999, we completed the issuance of our 10% senior notes to support the conversion of the former Hills stores. See the liquidity and capital resources section of this document for further discussion of these events.

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

Liquidity and Capital Resources

     Our principal sources of liquidity are our credit agreement, cash from operations, and cash on hand. Our current credit agreement, which expires March 2, 2004, provides for a credit facility of up to $800 million. Borrowings under the agreement are secured by substantially all of our assets and we are required to meet certain financial covenants if our availability under the credit agreement falls below specified levels. Our peak borrowing level in Fiscal 2000 under our previous bank credit agreement was $611.1 million.

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

     Our cash position increased $19.1 million during Fiscal 2000. The increase was due primarily to $187.3 million in additional credit agreement borrowings partially offset by $127.1 million of capital expenditures, a reduction in accrued expenses of $18.9 million, and debt repayments of $22.7 million. Our cash position decreased $5.1 million during Fiscal 1999. The decrease was due primarily to $209.6 million of capital expenditures, inventory investments of $181.5 million, and $25.8 million in debt and capital lease payments, partially offset by $129.6 million of borrowings under our bank credit agreement, $193.4 million from the issuance of the Ames senior notes, and the net amount of $187.3 million from the issuance of Common Stock.

     The $87.3 million decrease in merchandise inventories in Fiscal 2000 resulted from our efforts to minimize inventories in the wake of the economic slowdown. Merchandise inventories increased $210.1 million in Fiscal 1999 due to the addition of twelve new stores, in addition to fully stocking the former Hills stores and recording the inventory in the converted Hills stores at cost in Fiscal 1999 as compared to liquidation value in Fiscal 1998.

     Net fixed assets increased by $46.2 million during Fiscal 2000 due to $127.1 million in capital expenditures partially offset by $84.7 million in depreciation expense. Net fixed assets increased by $130.1 million during Fiscal 1999 due to $209.6 million in capital expenditures, primarily relating to remodeling the former Hills stores, and opening twelve other stores. These additions were partially offset by the additional writedown of $29.8 million in fixed assets acquired from Hills and depreciation expense of $61.1 million recorded during Fiscal 1999.

     Beneficial lease rights represent the excess of the fair market value of the acquired Hills leases over contract value of those leases. We are amortizing this amount over the terms of the related leases using the straight-line method.

     The $2.6 million reduction in goodwill in Fiscal 2000 is entirely from amortization. Goodwill decreased $169.4 million in Fiscal 1999 as a result of the final determination of the fair market value of the assets and liabilities acquired with the Hills stores and a full year of amortization expense, which approximated $8.3 million. The primary changes were the reduction of $114.1 million deferred tax asset valuation allowance, a reduction in accrued liabilities and reserves of $48.3 million as these liabilities were no longer deemed to be required, and the increase of $28.3 million in inventory values. When the Hills inventory was liquidated, proceeds generated were greater than anticipated. These changes were partially offset by an additional $29.8 million write-down of fixed assets (primarily fixtures) acquired from Hills to recognize their deemed fair value. Goodwill is being amortized over twenty-five years using the straight-line method.

     Accounts payable increased $20.8 million in Fiscal 1999 due to an increase in merchandise receipts in January 2000 over January 1999.

     Long-term debt as of February 3, 2001 consisted of borrowings under our bank credit agreement of $361.8 million, $44.3 million of Hills senior notes, and $200 million of Ames senior notes.

     We believe that the availability under our credit agreement, along with our current available cash plus expected cash flows from our operations, will enable us to fund our expected needs for working capital, capital expenditures, and debt service requirements. Our sales results in the fiscal month of March were negatively impacted by severe weather, as was the case with others in the retail industry, and were well below plan, contributing directly to an unplanned reduction in our borrowing availability. Achievement of expected cash flows from operations and compliance with our credit agreement covenants (see Note 4 to the Consolidated Financial Statements) are dependent upon a number of factors, including the attainment of sales, gross profit, expense levels, vendor relations, and flow of merchandise that are consistent with our financial projections, particularly for the balance of the Spring season.

     Capital lease and financing obligations decreased by $18.1 million during Fiscal 2000 as payments on capital lease obligations exceeded new capital leases.

     We have not paid any cash dividends during the past five fiscal years. The payment of cash dividends is restricted under the terms of our credit agreement.

Capital Expenditures

     Capital expenditures for Fiscal 2000 were $127.1 million, and primarily consisted of costs related to the opening of twenty-six new stores, remodeling of twenty-three stores, and systems and facility improvements. Capital expenditures for Fiscal 1999 were $209.6 million and included, among other items, the opening of twelve new stores, the remodeling of the former Hills stores, and the upgrading of selected management information systems, including the completion of our chain-wide installation of new point-of-sale information equipment and related software in our stores.

     Capital expenditures are expected to be approximately $40.0 million in Fiscal 2001. These capital expenditures will be primarily comprised of five new stores and maintenance of our existing stores. We expect to finance these expenditures through cash flow from operations and borrowings under our credit agreement. Land, buildings and improvements are financed principally through long-term leases.

Seasonality

     Our business is seasonal in nature, with a large portion of our net sales occurring in the second half of our fiscal year as a result of the back-to-school and Christmas shopping seasons. Net sales are highest in the last fiscal quarter (34% of our annual net sales in Fiscal 2000). The demand for working capital is heaviest in May and from August through November, when sufficient merchandise must be purchased for the spring, back-to-school, and Christmas seasons, respectively.

Legal

     We are party to various claims and legal proceedings on a wide range of matters that arise in the ordinary course of business. Ames intends to defend these issues vigorously and believes that the final outcome of the various proceedings will not have a material adverse impact on its consolidated financial position or results of operations (see Item 3 Legal Proceedings).

New Accounting Matters

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for derivative instruments and Hedging Activities." In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," an amendment of SFAS No. 133. These statements establish accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The statements also require that changes in a derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. The statements are effective, prospectively, for all fiscal quarters of all fiscal years beginning after June 15, 2000. We adopted SFAS No. 133, as amended by SFAS No. 138, effective the beginning of Fiscal 2001. The impact of adopting this standard was not significant.

     In December 1999 the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 101 "Revenue Recognition." Under SAB No. 101, we were required to change the method in which we account for layaway sales. Prior to the adoption of SAB No. 101, we recorded layaway sales when customers placed merchandise on layaway. The pronouncement mandates that layaway sales be recorded when the customer takes possession of the merchandise. We adopted SAB No. 101 during the fourth quarter of Fiscal 1999, effective as of the beginning of Fiscal 1999. The impact of adopting this pronouncement resulted in a cumulative effect adjustment to Fiscal 1999 earnings of approximately $1.1 million, net of $0.6 million tax benefit.

Forward-Looking Statements

     The statements contained or incorporated by reference under the captions "Business," "Legal Proceedings," "Management's Discussion and Analysis of Financial Condition and Results of Operations," "Quantitative and Qualitative Disclosures about Market Risk" and elsewhere in this Form 10-K that are not historical facts are "forward-looking statements," as that term is defined in the Private Securities Litigation Reform Act of 1995. Those statements include all discussions of strategy as well as statements that contain such forward-looking expressions as "believes," "estimates," "intends," "may," "will," "should," or "anticipates" or the negative thereof. In addition, from time to time, our representatives or we have made or may make forward-looking statements orally or in writing. Furthermore, forward-looking statements may be included in our filings with the Securities and Exchange Commission as well as in the press releases or oral presentations made by or with the approval of one of our authorized executive officers.

     We caution you to bear in mind that forward-looking statements, by their very nature, involve assumptions and expectations and are subject to risks and uncertainties. Although we believe that the assumptions and expectations reflected in the forward-looking statements contained herein are reasonable, no assurance can be given that those assumptions or expectations will prove to have been correct. Important factors that could cause actual results to differ materially from our expectations include, but are not limited to, the ones discussed below.

     Our financial performance is sensitive to changes in overall economic conditions that impact consumer spending, particularly discretionary spending. Future economic conditions affecting disposable consumer income such as employment levels, business conditions, fuel and energy costs, interest rates, and tax rates could reduce consumer spending or cause consumers to shift their spending to other products. A general slowdown in the United States economy or an uncertain economic outlook would adversely affect consumer spending habits, which would likely result in lower net sales than expected on a quarterly or annual basis. A general reduction in the level of discretionary spending or shifts in consumer discretionary spending to other products could adversely affect our growth, net sales, and profitability. Our operating results may be adversely affected by unfavorable local, regional or national economic conditions, especially those affecting the Northeast, Midwest or Mid-Atlantic Regions where our 452 stores are currently located.

     Our business is affected by the pattern of seasonality common to most retailers. Our net sales and net income are generally weakest during the first two fiscal quarters and strongest during the third and fourth quarters. Historically, we have generated a significant portion of our net sales and profits during our fourth fiscal quarter, which includes the Christmas selling season, and have experienced losses or minimal earnings in the first, second, and third fiscal quarters.

     We realize a disproportionately large amount of our net sales and net income during the Christmas selling season. In anticipation of the holidays, we purchase substantial amounts of seasonal inventory and hire many temporary employees. If for any reason our net sales during the Christmas selling season were below seasonal norms, we could have excess inventory, necessitating mark-downs to minimize this excess, which would reduce our profitability and adversely affect our operating results.

     We continually change our mix of seasonal merchandise, non-seasonal merchandise, and consumable products. Our gross profit margins may fluctuate from quarter to quarter. Our quarterly and annual results of operations, including comparable store net sales and income, also fluctuate for a variety of other reasons, including adverse weather conditions, particularly during the peak Christmas season, and difficulties in obtaining sufficient quantities of merchandise from our suppliers.

     The retail industry is highly competitive and we expect competition to increase in the future. We compete with many smaller stores offering a similar range of products. Although Ames is the largest regional discount retailer in the United States, we are still considerably smaller in terms of our total number of stores, sales and earnings than the three leading national chains:
Wal-Mart, Kmart, and Target Stores. Each of these chains, as well as other regional operators, currently operates stores within our regional market and competes with us for customers and potential store locations. We anticipate a further increase in competition from these national discount store chains.

     Our merchandising focus is primarily directed to consumers who, we believe, are underserved by the major national chains. Although this approach, combined with our smaller store size, has enabled us to compete effectively with these chains and operate profitably in proximity to their stores, we remain vulnerable to the marketing power and high level of consumer recognition of the major national discount chains. We expect to face increased competition in the future which could adversely affect our business, results of operations, and financial condition.

     The efficient operation of our business is heavily dependent on our information systems. We depend on others to maintain and periodically upgrade many of these systems so that they can continue to support our business. The software programs supporting many of our systems were licensed to us by independent software developers. The inability of these developers to continue to maintain and upgrade these information systems and software programs would disrupt our operations if we were unable to convert to alternate systems in an efficient and timely manner.

     Our business is dependent on continued good relations with our vendors. In particular, we believe that we generally are able to obtain attractive pricing and other terms from vendors because we are perceived as a desirable customer. Our failure to maintain good relations with our vendors could increase our exposure to shifts in market demand, which may in turn lead to improper inventory levels and increased inventory markdown rates.

     Substantially all of our assets are encumbered by bank debt. At February 3, 2001, the amount of bank debt outstanding was $361.8 million. As of March 30, 2001, we were in compliance with all of the covenants contained in our credit agreement. However, if we fail to comply with all of the covenants contained in the credit agreement (including a fixed charge coverage ratio if our borrowing availability falls below a certain specified level) or otherwise default on our secured debt, the lender could foreclose against our assets and effectively force a termination of our business. In addition, our leveraged position impairs our ability to obtain additional financing to fund working capital requirements, capital expenditures or other purposes.

     The amount of our credit facility for cash borrowings and letters of credit needed for the purchase of new inventory is based on specified percentages of our inventory on hand as well as in-transit inventory from overseas, certain receivables and certain of our owned real estate. Our borrowing availability under the existing credit facility fluctuates relative to this borrowing base. This borrowing base varies in value as a result of sales, merchandise purchases, and profitability. Lack of short-term liquidity due to reaching the limits of our borrowing availability would adversely affect our business, results of operations, and financial condition.

     We incurred net losses of $240.6 million in our fiscal year ended February 3, 2001 and, to date, consistent with normal seasonal patterns as discussed above, we have continued to incur net losses in the first quarter in our current fiscal year. There can be no assurance that losses will not continue in the future. If losses do continue to occur, we will likely need to obtain additional capital to continue our operations.

     All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these factors and the cautionary statements contained herein.

Item 7A.  Quantitative and Qualitative Disclosure About Market Risk

     We have exposure to interest rate volatility primarily relating to interest rate changes applicable to revolving loans under our credit facility. These loans bear interest at rates which vary with changes in (i) the London Interbank Offered Rate (LIBOR) or (ii) the Index Rate (as defined in our credit agreement).

     We do not speculate on the future direction of interest rates. As of the end of fiscal years 2000 and 1999 our exposure to changing market rates was as follows:

                                                       February 3, 2001          January 29, 2000
                                                      ----------------------    ---------------------
Variable rate long-term debt ($US).................   $361.8 million            $174.5 million
Average interest rate..............................     8.54%                     8.31%

     A one percent increase in the average interest rate would have resulted in an additional $4.4 million in interest expense during Fiscal 2000.

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


                          AMES DEPARTMENT STORES, INC.
                                  (Registrant)



Dated:     April 13, 2001                        /s/JOSEPH R. ETTORE
                                                 -------------------
                                                 Joseph R. Ettore,
                                                 Chairman, Chief Executive
                                                 Officer, and Director



Dated:     April 13, 2001                        /s/ROLANDO DE AGUIAR
                                                 --------------------
                                                 Rolando de Aguiar,
                                                 Senior Executive Vice
                                                 President, Chief Financial and
                                                 Administrative Officer



Dated:     April 13, 2001                        /s/MARK VON MAYRHAUSER
                                                 ----------------------
                                                 Mark von Mayrhauser,
                                                 Vice President, Controller


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



Dated:     April 13, 2001                        /s/FRANCIS X. BASILE
                                                 --------------------
                                                 Francis X. Basile, Director

Dated:     April 13, 2001                        /s/PAUL M. BUXBAUM
                                                 ------------------
                                                 Paul M. Buxbaum, Director

Dated:     April 13, 2001                        /s/ALAN COHEN
                                                 -------------
                                                 Alan Cohen, Director

Dated:     April 13, 2001                        /s/RICHARD M. FELNER
                                                 --------------------
                                                 Richard M. Felner, Director

Dated:     April 13, 2001                        /s/SIDNEY S. PEARLMAN
                                                 ---------------------
                                                 Sidney S. Pearlman, Director

Dated:     April 13, 2001                        /s/JOSEPH A. POLLICINO
                                                 ----------------------
                                                 Joseph A. Pollicino, Director

                          AMES DEPARTMENT STORES, INC.
                                AND SUBSIDIARIES

                       FINANCIAL STATEMENTS AND FINANCIAL
                               STATEMENT SCHEDULE
                                   (FORM 10-K)


                                    EXHIBITS

                  For the Fiscal Years Ended February 3, 2001,
                      January 29, 2000 and January 30, 1999


                 (With Report of Independent Public Accountants)

                  AMES DEPARTMENT STORES, INC. AND SUBSIDIARIES

            Index to Consolidated Financial Statements and Financial
                  Statement Schedule for the Fiscal Years Ended
             February 3, 2001, January 29, 2000 and January 30, 1999





Consolidated Financial Statements:

     Report of Independent Public Accountants......................................................23
     Consolidated Statements of Operations for the fiscal years ended February 3, 2001,
           January 29, 2000 and January 30, 1999...................................................24
     Consolidated Balance Sheets as of February 3, 2001 and January 29, 2000.......................25
     Consolidated Statements of Changes in Stockholders' Equity for the fiscal years ended
           February 3, 2001, January 29, 2000 and January 30, 1999.................................26
     Consolidated Statements of Cash Flows for the fiscal years ended February 3, 2001,
           January 29, 2000 and January 30, 1999...................................................27
     Notes to Consolidated Financial Statements....................................................28

Schedule:
     II. Valuation and Qualifying Accounts for the fiscal years ended February 3, 2001, January 29, 2000 and January 30, 1999.


Schedules Omitted:
     All other schedules are omitted as they are not applicable or the information is shown in the consolidated financial statements or notes thereto.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders and Board of Directors of

 AMES DEPARTMENT STORES, INC.:


     We have audited the accompanying consolidated balance sheets of Ames Department Stores, Inc. (a Delaware corporation) and subsidiaries as of February 3, 2001 and January 29, 2000, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the fifty-three weeks ended February 3, 2001, and the fifty-two weeks ended January 29, 2000 and January 30, 1999. These consolidated financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ames Department Stores, Inc. and subsidiaries as of February 3, 2001 and January 29, 2000, and the results of their operations and their cash flows for the fifty-three weeks ended February 3, 2001, and the fifty-two weeks ended January 29, 2000 and January 30, 1999 in conformity with accounting principles generally accepted in the United States.

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


                                                /s/Arthur Andersen LLP








New York, New York
March 16, 2001

                                   AMES DEPARTMENT STORES, INC. AND SUBSIDIARIES
                                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                     (In thousands, except per share amounts)


                                                                     53 Weeks            52 Weeks           52 Weeks
                                                                       Ended              Ended               Ended
                                                                    February 3,        January 29,         January 30,
                                                                       2001                2000               1999
                                                                   --------------     ---------------    ----------------
Net sales..........................................................  3,953,585          3,836,854           2,498,648
     Leased department and other income............................     46,413             41,690              30,164
                                                                   --------------     ---------------    ----------------
Total revenue......................................................  3,999,998          3,878,544           2,528,812

Costs and expenses:
     Cost of merchandise sold......................................  2,932,251          2,715,386           1,777,661
     Selling, general, and administrative expenses.................  1,058,668          1,068,175             660,593
     Depreciation and amortization expense, net....................     79,689             65,495              14,478
     Interest and debt expense, net................................     87,961             60,843              15,253
     Store closing charge..........................................    129,806                  -               8,222
                                                                   --------------     ---------------    ----------------

(Loss) income before income taxes..................................   (288,377)           (31,355)             52,605
Income tax benefit (provision).....................................     54,753             49,589             (18,775)
                                                                   --------------     ---------------    ----------------
Income before Cumulative Effect of Accounting Change...............   (233,624)            18,234              33,830
Cumulative Effect of Accounting Change, net of tax of $614.........          -             (1,107)                  -
                                                                   --------------     ---------------    ----------------
(Loss) income before extraordinary item............................   (233,624)            17,127              33,830
Extraordinary loss on early extinguishment of debt, net of tax.....     (6,964)                 -                   -
                                                                   --------------     ---------------    ----------------

Net (loss) income..................................................  ($240,588)           $17,127             $33,830
                                                                   ==============     ===============    ================

Basic net (loss) income per common share:
     Before Cumulative Effect of Accounting Change and
     Extraordinary item............................................     ($7.95)             $0.66               $1.47
     Cumulative Effect of Accounting Change, net of tax............          -              (0.04)                  -
     Extraordinary item, net of tax................................      (0.24)                 -                   -
                                                                   --------------     ---------------    ----------------
     Net (loss) income.............................................     ($8.19)             $0.62               $1.47
                                                                   ==============     ===============    ================

     Weighted average common shares................................     29,383             27,517              23,010
                                                                   ==============     ===============    ================
Diluted net income per common share:
     Before Cumulative Effect of Accounting Change and
     Extraordinary item............................................     ($7.95)             $0.66               $1.40
     Cumulative Effect of Accounting Change, net of tax............          -              (0.04)                  -
     Extraordinary item, net of tax................................      (0.24)                 -                   -
                                                                   --------------     ---------------    ----------------
     Net (loss) income.............................................     ($8.19) *           $0.62               $1.40
                                                                   ==============     ===============    ================

     Weighted average common and common equivalent shares               29,543             27,658              24,216
                                                                   ==============     ===============    ================

   * Common equivalent shares have not been included because the effect would be anti-dilutive.

               (The accompanying notes are an integral part of these consolidated financial statements.)

                                   AMES DEPARTMENT STORES, INC. AND SUBSIDIARIES
                                            CONSOLIDATED BALANCE SHEETS
                                      (In thousands, except per share amounts)

                                                                                             February 3,    January 29,
                                                                                                2001           2000
                                                                                            -------------- --------------
                                                         ASSETS
Current Assets:
     Cash and cash equivalents.............................................................     $49,761        $30,612
     Receivables:
       Trade...............................................................................       6,978          7,426
       Other...............................................................................      10,061         17,876
                                                                                            -------------- --------------
           Total receivables...............................................................      17,039         25,302
     Merchandise inventories...............................................................     744,132        831,387
     Prepaid expenses and other current assets.............................................      41,494         36,772
     Deferred taxes, net...................................................................      17,771         28,854
                                                                                            -------------- --------------
           Total current assets............................................................     870,197        952,927
                                                                                            -------------- --------------

Fixed Assets:
     Land and buildings....................................................................      32,179         25,388
     Property under capital leases.........................................................     180,585        176,107
     Fixtures and equipment................................................................     389,986        310,750
     Leasehold improvements................................................................     159,153        117,734
                                                                                            -------------- --------------
                                                                                                761,903        629,979
     Less - Accumulated depreciation and amortization......................................    (213,904)      (128,229)
                                                                                            -------------- --------------
            Net fixed assets...............................................................     547,999        501,750
                                                                                            -------------- --------------
Other assets and deferred charges..........................................................      56,490         57,256
Deferred taxes, net........................................................................     411,891        346,055
Beneficial lease rights, net...............................................................      50,675         56,280
Goodwill, net..............................................................................      58,475         61,026
                                                                                            -------------- --------------
            Total Assets...................................................................  $1,995,727     $1,975,294
                                                                                            ============== ==============
                                          LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
     Accounts payable:
            Trade..........................................................................    $345,915       $325,356
            Other..........................................................................      78,371         96,224
                                                                                            -------------- --------------
                 Total accounts payable....................................................     424,286        421,580
                                                                                            -------------- --------------

     Current portion of capital lease and financing obligations............................      19,018         22,086
     Self-insurance reserves...............................................................      29,878         29,827
     Accrued compensation..................................................................      39,366         42,095
     Accrued expenses......................................................................      74,839         91,015
     Store closing reserves................................................................     179,365         55,468
                                                                                            -------------- --------------
                 Total current liabilities.................................................     766,752        662,071
                                                                                            -------------- --------------

Long-term debt.............................................................................     606,057        421,769
Capital lease and financing obligations....................................................     165,365        180,404
Other long-term liabilities................................................................      49,256         57,916
Excess of revalued net assets over equity under fresh-start reporting......................      11,715         17,868
Commitments and contingencies
Stockholders' Equity:
     Preferred stock (3,000,000 shares authorized; no shares issued or outstanding at February 3, 2001 and January 29, 2000, respectively; par
       value per share $.01) ..............................................................           -              -
     Common stock (40,000,000 shares authorized; 29,473,552 and 29,233,650 shares outstanding at February 3, 2001 and January 29, 2000, respectively; par value per
       share $.01).........................................................................         295            293
     Additional paid-in capital............................................................     532,654        530,744
     (Accumulated deficit) Retained earnings...............................................    (135,445)       105,143
     Treasury stock (80,495 and 79,495 shares at February 3, 2001 and January 29, 2000,
       respectively, at cost)..............................................................        (922)          (914)
                                                                                            -------------- --------------
                 Total stockholders' equity................................................     396,582        635,266
                                                                                            -------------- --------------
           Total Liabilities and Stockholders' Equity......................................  $1,995,727     $1,975,294
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


                                                      AMES DEPARTMENT STORES, INC. AND SUBSIDIARIES
                                               CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                                                     (In thousands)

                                                                                     Retained
                                Preferred Stock      Common Stock        Additional  Earnings    Treasury Stock
                               -------------------- -------------------  Paid-In     (Accum.    -----------------    Total
                                Shares    Amount     Shares    Amount     Capital     Deficit)   Shares   Amount     Equity
                               ---------- --------- -------- ---------- ----------- ----------- -------- -------- -----------
Balance, January 31, 1998            -         -     22,506      $225    $118,971     $54,186         -        -    $173,382
Exercise of warrants...........                         824         8       1,387                                      1,395
Exercise of stock options,
net............................                         331         3       1,106                                      1,109
Issuance of common stock
pursuant to executive
employment agreement...........                          70         1       1,640                                      1,641
Issuance of restricted common
stock, net.....................                         190         2                                                      2
Vesting of restricted common
stock..........................                                               788                                        788
Recognition of tax attributes..                                           112,775                                    112,775
Acquisition of treasury shares.                                                                    (79)   ($914)        (914)
Net income.....................                                                         33,830                        33,830
                               ---------- --------- -------- ---------- ----------- ----------- -------- -------- -----------
Balance, January 30, 1999            -         -     23,921      $239    $236,667      $88,016     (79)   ($914)    $324,008
Exercise of stock options, net.                         170         2       1,073                                      1,075
Issuance of common stock
pursuant to the equity offering                       5,100        51     187,211                                    187,262
Issuance of restricted common
stock, net.....................                          30         1                                                      1
Issuance of common stock to
Board of Directors.............                          12                   367                                        367
Recognition of tax attributes..                                           105,426                                    105,426
Net income.....................                                                         17,127                        17,127
                               ---------- --------- -------- ---------- ----------- ----------- -------- -------- -----------
Balance, January 29, 2000            -         -     29,233      $293    $530,744     $105,143     (79)   ($914)    $635,266
Exercise of warrants...........                         100         1         591                                        592
Exercise of stock options, net.                         145         1         550                                        551
Forfeiture of restricted common
stock, net.....................                          (5)
Acquisition of treasury shares.                                                                     (1)      (8)          (8)
Stock option compensation......                                               774                                        774
Other..........................                                                (5)                                        (5)
Net loss.......................                                                       (240,588)                     (240,588)
                               ---------- --------- -------- ---------- ----------- ----------- -------- -------- -----------
Balance, February 3, 2001            -         -     29,473     $ 295    $532,654    ($135,445)    (80)   ($922)    $396,582
                               ========== ========= ======== ========== =========== =========== ======== ======== ===========

                   (The accompanying notes are an integral part of these consolidated financial statements.)

                                  AMES DEPARTMENT STORES, INC. AND SUBSIDIARIES
                                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                  (In thousands)

                                                                    53 Weeks            52 Weeks            52 Weeks
                                                                      Ended              Ended               Ended
                                                                   February 3,        January 29,         January 30,
                                                                      2001                2000                1999
                                                                  ----------------    ---------------     ---------------
Cash flows from operating activities:
   Net (loss) income...........................................     ($240,588)           $17,127             $33,830
      Cumulative Effect of Accounting Change...................             -              1,107                   -
                                                                  ----------------    ---------------     ---------------
   Net (loss) income before cumulative effect adjustment.......      (240,588)            18,234              33,830
   Expenses not requiring the outlay of cash:
      Income tax (benefit) provision...........................       (54,753)           (49,589)             18,275
      Extraordinary loss on early extinguishment of debt, net
      of tax...................................................         6,964                  -                   -
      Depreciation and amortization of fixed and other assets..        87,739             65,495              15,487
      Amortization of debt discounts and deferred financing
      costs....................................................         4,788              4,880               2,787
      Other, net...............................................           344             (1,841)             (3,514)
                                                                  ----------------    ---------------     ---------------
Cash (used for)provided by operations before changes in
working capital and store closing activities...................      (195,506)            37,179              66,865
Changes in working capital:
   Decrease (increase) in receivables..........................         8,263              4,942              (6,787)
   Decrease (increase) in merchandise inventories..............        87,255           (181,546)             12,259
   (Increase) decrease in prepaid expenses and other current
    assets.....................................................        (4,722)           (20,697)             (2,962)
   Increase in accounts payable................................         2,706             20,823              12,233
   (Decrease) increase in accrued expenses and other
    current liabilities........................................       (26,886)           (91,467)             24,302
Changes due to store closing activities:
   Payments of store closing costs.............................        (5,909)            (9,470)             (2,547)
   Store closing charge........................................       129,806                  -               8,222
                                                                  ----------------    ---------------     ---------------
Net cash (used for) provided by operating activities                   (4,993)          (240,236)            111,585
                                                                  ----------------    ---------------     ---------------
Cash flows from investing activities:
   Acquisition costs, net of cash acquired.....................             -                  -            (103,857)
   Purchases of fixed assets...................................      (127,075)          (209,606)            (51,602)
   Purchases of leases.........................................        (7,054)           (38,835)                  -
                                                                  ----------------    ---------------     ---------------
Net cash used for investing activities                               (134,129)          (248,441)           (155,459)
                                                                  ----------------    ---------------     ---------------
Cash flows from financing activities:
   Borrowings under the revolver credit facilities, net........       187,251            129,609              44,935
   Payments on debt and capital lease obligations..............       (22,668)           (22,191)            (16,262)
   Repurchase of Hills senior notes............................        (2,852)            (4,636)                  -
   Proceeds from the issuance of senior notes..................             -            200,000                   -
   Proceeds from the issuance of common stock, net.............             -            187,262                   -
   Payments of deferred financing costs........................        (4,595)            (7,939)            (10,902)
   Proceeds from the exercise of options and warrants..........         1,143              1,440               4,933
   Purchase of treasury stock..................................            (8)                 -                (914)
                                                                  ----------------    ---------------     ---------------
Net cash provided by financing activities......................       158,271            483,545              21,790
                                                                  ----------------    ---------------     ---------------
Increase (decrease) in cash and cash equivalents...............        19,149             (5,132)            (22,084)
Cash and cash equivalents, beginning of period.................        30,612             35,744              57,828
                                                                  ----------------    ---------------     ---------------
Cash and cash equivalents, end of period.......................       $49,761            $30,612             $35,744
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

                  AMES DEPARTMENT STORES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.    Summary of Significant Accounting Policies:

(a)   Nature of operations:

     Ames Department Stores, Inc. (a Delaware corporation) and its subsidiaries (collectively, "Ames" or the "Company") are retail merchandisers operating under one business segment. As of March 31, 2001, Ames operated 452 discount department stores in nineteen states in the Northeast, Midwest, and Mid-Atlantic regions, as well as the District of Columbia.

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

(c)    Fiscal year:

     The Company's fiscal year ends on the Saturday nearest to January 31st. The fiscal year ended February 3, 2001 ("Fiscal 2000" or "2000") included fifty-three weeks. The fiscal years ended January 29, 2000 ("Fiscal 1999" or "1999") and January 30, 1999 ("Fiscal 1998" or "1998") included fifty-two weeks.

(d)   Cash and cash equivalents:

     Ames considers all highly liquid investments with an original maturity of three months or less when purchased to be cash and cash equivalents. As of February 3, 2001 and January 29, 2000, there were no such short-term investments.

(e)   Inventory valuation:

     Inventories are valued at the lower of cost, using the first-in,  first-out
(FIFO) method, or market and include the capitalization of transportation and distribution center costs.

(f)   Internal use software:

     The Company adopted Statement of Position ("SOP") 98-1 "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" effective the beginning of Fiscal 1999. Prior to Fiscal 1999, the Company expensed the costs of developing or obtaining internal use software as incurred. The amount of internal use software cost capitalized in 1999 and 2000 was approximately $1.6 million and $2.4 million, respectively.

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

(h)    Intangible assets:

     Beneficial lease rights represent the excess of fair market value over contract value of certain of the leases acquired in the acquisition of Hills (see Note 2 for further explanation). Goodwill represents the excess of cost over the fair value of net tangible assets acquired at the date of acquisition. As of February 3, 2001, accumulated amortization of goodwill and accumulated amortization of beneficial lease rights were $11.6 million and $8.2 million, respectively.

     The recoverability of the carrying values of intangible assets is evaluated periodically based on a review of forecasted operating cash flows and the profitability of the related business. There were no material adjustments to the carrying values of intangible assets resulting from these evaluations in Fiscal 1999 and 1998. During Fiscal 2000, beneficial lease rights totaling $9.6 million and $2.8 million were written off due to the closing of thirty-two stores and the write-off of impaired assets, respectively, under Statement of Financial Accounting Standards ("SFAS") No. 121.

(i)   Depreciation and amortization:

     Buildings and fixtures and equipment are recorded at cost and are depreciated on a straight-line basis over their estimated useful lives. Buildings are depreciated over 31.5 years, furniture and fixtures over ten years, equipment over seven years, motor vehicles over five years, and computer software and hardware over three to five years. Property under capital leases and leasehold improvements are depreciated over the shorter of their estimated useful lives or their related lease terms. The Company currently has buildings with an aggregate net book value of $117.4 million and $111.4 million and point-of-sale equipment with a net book value of $35.3 million and $25.8 million under capital leases for Fiscal 1999 and 2000, respectively.

     Beneficial lease rights are being amortized over the terms of the related leases (which average approximately twenty-five years). Goodwill is being amortized over a twenty-five year period.

     The excess of revalued net assets over equity under fresh-start reporting is being amortized over a ten-year period. The amount recorded as a credit to depreciation and amortization was $6.2 million in each of Fiscal 2000, 1999, and 1998.

     The unfavorable lease liability is being amortized on a straight-line basis over the applicable lease terms (see Note 5).

     Depreciation and amortization includes adjustments recorded pursuant to the application of Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." The Company did not record an impairment loss during Fiscal 1999 and 1998, but recorded an impairment charge of $5.0 million for Fiscal 2000.

(j)  Deferred charges:

     Debt transaction costs and related issue expenses are deferred and amortized over the term of the associated debt. Lease acquisition and related costs are deferred and amortized over the term of the lease.

(k)   Income taxes:

     Ames files a consolidated federal income tax return. Recorded deferred income taxes are provided for at currently effected statutory rates on the differences in the basis of assets and liabilities for tax and financial reporting purposes. If recorded, deferred income taxes are classified in the balance sheet as current or non-current based upon the expected future period in which such deferred income taxes are anticipated to reverse.

(l)   Self-insurance reserves:

     The Company is self-insured for workers compensation, general liability, property and casualty, and accident and health insurance claims, subject to certain limitations. The Company has insurance coverage for losses that may occur above certain levels. As of February 3, 2001 and January 29, 2000, Ames had established self-insurance reserves of $60.5 million and $66.8 million, respectively. The long-term portion of these reserves is classified as part of other long-term liabilities in the Consolidated Balance Sheets. These reserves are subject to changes in estimates as claims are settled or continue to remain outstanding.

(m)   Leased department and other income:

     Ames has an agreement with an independent contractor that allows the independent contractor to operate shoe departments within the Ames stores. Ames receives a percentage of the sales under the agreement.

(n)   Revenue Recognition:

     The Company recognizes revenue when its customer takes possession of merchandise. An appropriate return for estimated sales returns is recorded and is reflected in accrued expenses in the accompanying Consolidated Balance Sheets.

     The Company adopted Staff Accounting Bulletin ("SAB") No. 101 during the fourth quarter of Fiscal 1999, effective as of the beginning of Fiscal 1999. Prior to the adoption of SAB No. 101, the Company recorded layaway sales when customers placed merchandise on layaway. SAB No. 101 mandates that layaway sales be recorded when the customer takes possession of the merchandise. The impact of adopting this SAB resulted in a cumulative effect adjustment to 1999 earnings for approximately $1.1 million, net of $0.6 million tax benefit.

(o)   Advertising Expense:

     The Company participates in cooperative advertising programs supported by our vendors. Advertising costs are expensed as incurred and are presented net of any funds received from vendors for these programs. The Company expensed $136.6 million, $123.9 million, and $79.7 million for Fiscal 2000, 1999, and 1998, respectively.

(p)   New Accounting Pronouncements:

     In June 1998,  SFAS No. 133  "Accounting  for  Derivative  Instruments  and
Hedging Activities" was issued. In June 2000, SFAS No. 138 "Accounting for Certain Derivative Instruments and Certain Hedging Activities," an amendment of SFAS No. 133, was issued. These statements establish accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The statements also require that changes in a derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. The statements are effective, prospectively, for all fiscal quarters of all fiscal years beginning after June 15, 2000. The Company adopted SFAS No. 133, as amended by SFAS No. 138, effective the beginning of Fiscal 2001. The impact of adopting this standard was not significant.

2.    Acquisition and Agency Agreement

Acquisition of Hills Stores Company

     On December 31, 1998, HSC Acquisition Corp. ("HSC"), a wholly-owned subsidiary of the Company at the time, acquired in excess of 80% of the outstanding voting stock of Hills Stores Company ("Hills") and approximately 74% of the outstanding Hills 12.5% senior notes. In April 1999, Hills was merged with and into Ames Department Stores, Inc. Total cash consideration for the acquisition of Hills was approximately $129 million.

     The acquisition was recorded under the purchase method of accounting and, accordingly, the results of operations of Hills since the acquisition date are included in the accompanying consolidated financial statements. The aggregate purchase price of $129 million was allocated to assets acquired and liabilities assumed based on a determination of respective fair market values at the date of acquisition. The fair value of tangible assets acquired and liabilities assumed were $568 million each. The balance of the purchase price, $129 million, was recorded as two components: an excess of cost over net assets acquired (goodwill) of $70 million, and beneficial lease rights of $59 million.

     At the time of the acquisition, Hills operated 155 discount department stores. During 1999, the Company remodeled and converted 151 of the Hills stores to Ames stores. The four remaining Hills stores along with seven other Ames stores were closed. The remodeling and conversion process was completed in September 1999.

Agency Agreement Overview

     Concurrent with the Hills acquisition, the Company entered into a transition and agency agreement (the "Agency Agreement") with Gordon Brothers Retail Partners, LLC and The Nassi Group, LLC, (collectively, the "Agent"), which provided that the Agent shall serve for a period of time to operate all of the acquired Hills stores and to conduct inventory liquidation sales at each of those stores prior to its scheduled remodeling or final closure.

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

     The inventory liquidation sales at the Hills stores were completed during the quarter ended July 31, 1999. Proceeds from the sales during the entire agency period exceeded the target percentage referenced above. The Company shared in the excess and thereby realized in excess of the Guaranteed Return for the acquired Hills inventory.

Acquisition of Caldor Sites

     During the first quarter of 1999, the Company purchased nine Caldor stores and a former Caldor distribution center for a total cash purchase price of $42.8 million. The Company assumed Caldor's leases for the nine stores and the distribution center and acquired all of the store fixtures in eight of the stores and all racking, sorting systems, and materials handling equipment in the distribution center.

     A component of the $42.8 million purchase price was recorded as fixtures and equipment in the distribution center. The balance of the purchase price was recorded under other assets and deferred charges, and is being amortized over the remaining term of the leases.

Acquisition of Goldblatt's Department Store Leases

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

3.    Supplemental Information

     The following table illustrates the separate contribution to the Company's consolidated results of operations for Fiscal 1999 of (i) the operations of Ames stores during that year, (ii) the operation of the former Hills stores during that year and various other costs and charges discussed below:

                                                                          Fiscal 1999
                                        ---------------------------------------------------------------------------------
                                                                                              Layaway
                                            Ames            Hills            Other             Adj.            Total
                                            ----            -----            -----             ----            -----
                                                            (In millions, except per share amounts)
Net sales.............................     $3,465.6        $375.6           $    --           $(4.4)         $3,836.8
Leased department and other
income................................         39.1           2.6                --              --              41.7
                                        -------------     -----------    --------------     ------------    -------------
Total revenue.........................      3,504.7         378.2                --            (4.4)          3,878.5
Costs and expenses:
   Cost of merchandise sold...........      2,467.8         251.2                --            (3.6)          2,715.4
   Selling, general,and
   administrative expenses............        838.7         153.0              76.5              --           1,068.2
   Depreciation and amortization
   expense, net.......................         49.1          11.1               5.3              --              65.5
   Interest and debt expense, net.....         54.1           4.1               2.6              --              60.8
                                        -------------     -----------    --------------     ------------    -------------
Income (loss) before income taxes and
cumulative effect.....................         95.0         (41.2)            (84.4)           (0.8)            (31.4)
Income tax (provision) benefit........        (34.2)         14.8              68.7             0.3              49.6
                                        -------------     -----------    --------------     ------------    -------------
Income (loss) before Cumulative
Effect................................         60.8         (26.4)            (15.7)           (0.5)             18.2
Cumulative Effect of Accounting
Change, net of tax....................           --            --                --            (1.1)             (1.1)
                                        -------------     -----------    --------------     ------------    -------------
Net income (loss).....................        $60.8        $(26.4)           $(15.7)          $(1.6)            $17.1
                                        =============     ===========    ==============     ============    =============
Diluted net income (loss) per common
share.................................        $2.20        $(0.95)           $(0.57)         $(0.06)            $0.62
                                        =============     ===========    ==============     ============    =============
Weighted average common and common
equivalent shares.....................         27.7          27.7              27.7            27.7              27.7
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

     The "Hills" column represents (a) the results of operations for the Hills stores during the period that these stores were operated pursuant to the Agency Agreement including depreciation and interest expense directly associated with such stores and (b) Hills corporate overhead expenses, principally the Canton, Massachusetts facility. The cost of merchandise for Hills represents the merchandise sold during this liquidation period adjusted for the Guaranteed Return (see Note 2). The selling, general, and administrative expenses for former Hills include the reimbursable store operating expenses of $84.8 million, the Agency Fee of $41.7 million, and other non-reimbursable expenses of $26.5 million. The depreciation and amortization expense for Hills includes the depreciation and amortization of the revalued fixed assets, the amortization of the beneficial lease rights, and the goodwill recorded in the Hills acquisition. The interest expense reflects interest on the debt and capital lease and financing obligations assumed in the Hills acquisition.

     The "Other" column represents expenses incurred during the period of remodeling the Hills stores as well as certain other expenses and tax benefits.

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

     The following table illustrates the separate contribution to the Company's consolidated results of operations for Fiscal 1998 of (i) the operations of Ames stores during that year and (ii) the operation of the Hills stores during January 1999 and various other costs and charges discussed below:

                                                                                   Fiscal 1998
                                                       --------------------------------------------------------------------
                                                            Ames             Hills              Other            Total
                                                       ---------------    -------------     --------------    -------------
                                                                     (In millions, except per share amounts)
Net sales..........................................       $2,386.5           $112.1             $   --         $2,498.6
Leased department and other income.................           29.2              1.0                 --             30.2
                                                       ---------------    -------------     --------------    -------------
Total revenue......................................        2,415.7            113.1                 --          2,528.8
Costs and expenses:
   Cost of merchandise sold........................        1,711.3             66.3                 --          1,777.6
   Selling, general, and administrative expenses...          606.9             52.0                1.7            660.6
   Depreciation and amortization expense, net......           11.3              3.2                 --             14.5
   Interest and debt expense, net..................           11.4              2.0                1.9             15.3
   Store closing charge............................             --               --                8.2              8.2
                                                       ---------------    -------------     --------------    -------------
Income (loss) before income taxes..................           74.8            (10.4)             (11.8)            52.6
Income tax (provision) benefit.....................          (26.7)             3.7                4.2            (18.8)
                                                       ---------------    -------------     --------------    -------------
Net income (loss)..................................          $48.1            $(6.7)             $(7.6)           $33.8
                                                       ===============    =============     ==============    =============
Diluted net income (loss) per common share.........          $1.99           $(0.27)            $(0.32)           $1.40
                                                       ===============    =============     ==============    =============
Weighted average common and common equivalent
shares.............................................           24.2             24.2               24.2             24.2
                                                       ===============    =============     ==============    =============

     In January 1999, the Hills stores were being operated pursuant to the terms and conditions of the Agency Agreement (see Note 2). Approximately one-third of the Hills stores were conducting liquidation sales during January 1999 in order to prepare these stores for their conversion to Ames stores. The cost of merchandise for Hills represents the merchandise sold during January 1999 adjusted for the Guaranteed Return. The selling, general, and administrative expenses for Hills include the reimbursable store operating expenses of $25.4 million, Agency Fee of $21.7 million, and other non-reimbursable expenses of $4.8 million. The depreciation and amortization expense for Hills includes the depreciation and amortization of the revalued fixed assets, the amortization of the beneficial lease rights, and the goodwill recorded in the Hills acquisition. The interest expense reflects interest on the debt, capital lease and financing obligations assumed in the Hills acquisition.

     The "Other" column in the foregoing table consists of the cost to exit certain Ames contractual obligations rendered obsolete by the acquisition of Hills, the write-off of the deferred financing costs related to the Company's 1996 credit agreement, the incremental interest expense incurred in January in connection with financing the purchase price of Hills, and the charge recorded in connection with the announced closing of seven Ames stores that closed in 1999.

4.    Long-Term Debt:

     The Company's outstanding long-term debt as of February 3, 2001 and January 29, 2000 is listed and described below:

                                                                                       February 3,           January 29,
                                                                                           2001                 2000
                                                                                     -----------------     ----------------
Secured Debt:                                                                                   (000's omitted)
   Borrowings under the Prior Credit Agreement...................................        $361,794             $174,544
Unsecured Debt:
   12.5% Senior Notes, due July 2003, discount rate of 11.79%....................          43,605               46,295
   10% Senior Notes, due April 2006..............................................         200,000              200,000
                                                                                     -----------------     ----------------
Total Face Value of Debt.........................................................        $605,399             $420,839
   Add: Premium..................................................................             658                  930
                                                                                     -----------------     ----------------
Amount Due After One Year........................................................        $606,057             $421,769
                                                                                     =================     ================


The Credit Agreement

     In January 2001, the Company signed a commitment letter from General Electric Capital Corporation ("GE Capital") for an $800 million senior secured financing, and subsequently entered into an agreement (the "Credit Agreement") with GE Capital, as agent, and a syndicate of other banks and financial institutions. The Credit Agreement provides for a secured revolving credit facility of up to $750 million, with a sub-limit of $50 million for letters of credit, and a secured term facility for $50 million.

     The Credit Agreement replaced the Company's previously existing $650 million credit facility (the "Prior Credit Agreement").

     The Credit Agreement expires on March 2, 2004 and is secured by substantially all of the assets of the Company. The interest rate per annum on borrowings under the Credit Agreement is equal to the Index Rate (as defined in the Credit Agreement) plus a specified margin or the LIBOR Rate (as defined in the Credit Agreement) plus a specified margin.

     Fees required under the Credit Agreement include (a) monthly commitment fees on the unused portion of the facility, (b) an initial closing fee, and (c) a monthly collateral monitoring fee and an annual administrative fee for the account of the agent.

     The maximum amount of borrowing under the Credit Agreement cannot exceed the lesser of (a) the total facility less (i) letters of credit outstanding and
(ii) a specified minimum balance (the "Minimum Availability") or (b) an amount derived from combining specified percentages of the Company's inventory on hand as well as in-transit inventory from overseas, certain receivables and certain of the Company's owned real estate (each of which may be offset by certain specified reserves) less (i) letters of credit outstanding and (ii) the Minimum Availability.

     In addition, if the Company's incremental borrowing capacity under the Credit Agreement averages below a specified level (the "Fixed Charge Availability") over a five-day period, then the Company must be in compliance with a fixed charge coverage ratio for a specified period of time, after which the Company's borrowing capacity must be above the Fixed Charge Availability. The Credit Agreement also restricts the payment of cash dividends.

     The Company believes that the availability under the Credit Agreement, along with its current available cash plus expected cash flows from its operations, will enable the Company to fund its expected needs for working capital, capital expenditures, and debt service requirements. Achievement of expected cash flows from operations and compliance with the Credit Agreement covenant are dependent upon the Company's attainment of its Fiscal 2001 business plan.

     For Fiscal 2000 and Fiscal 1999, the weighted average interest rate on the Company's revolving credit facilities was 8.61% and 8.12%, respectively, and the peak borrowing levels for the two years were $611 million and $415 million, respectively. As of February 3, 2001, borrowings under the Prior Credit Agreement were $362 million and $1.2 million and $31.3 million was outstanding in trade and standby letters of credit, respectively.

Senior Notes due 2003

     The 12.5% Senior Notes due 2003 (the "Hills Senior Notes") were, at the time of the acquisition of Hills, an unsecured obligation of Hills. The Hills Senior Notes pay interest semiannually in January and July and mature July 2003.

     During Fiscal 1999 and 2000, the Company, through open market purchases, acquired Hills Senior Notes having a face value of $4.6 million and $2.7 million, respectively. In addition, during Fiscal 1999, as part of the final valuation of the fair market value of all assets and liabilities acquired in the Hills acquisition, the Company revalued the Hills Senior Notes at a discounted rate of 11.79%. As of February 3, 2001 and January 29, 2000, Hills Senior Notes with a face value of $43.6 million and $46.3 million and a recorded value of $44.3 million and $47.2 million, respectively, remained outstanding.

Senior Notes due 2006

     On April 27, 1999, the Company completed the sale of $200 million of its 10% seven-year senior notes (the "Ames Senior Notes"). The net proceeds from the sale of the Ames Senior Notes, approximately $193.4 million, were used to reduce outstanding borrowings under the Prior Credit Agreement.

     The Ames Senior Notes pay interest semi-annually in April and October and mature April 2006.

     As of February 3, 2001, the payments due on long-term debt for the next five years and thereafter were as follows:

      Fiscal Years
      Ending January                                                 Amount
      --------------                                                 ------
                                                                 (000's omitted)
      2002.......................................................  $    ---
      2003.......................................................   361,794
      2004.......................................................    43,605
      2005.......................................................       ---
      2006.......................................................       ---
      Thereafter.................................................   200,000

5.    Lease Commitments, Beneficial Leases and Unfavorable Lease Liability:

     Ames is committed under long-term leases for various retail stores, warehouses, and equipment expiring at various dates through 2026 with varying renewal options and escalating rent clauses. Some leases are classified as capital leases under SFAS No. 13. Ames generally pays for real estate taxes, insurance, and specified maintenance costs under real property leases. Most leases also provide for contingent rentals based on percentage of sales in excess of specified amounts.

     Future minimum lease payments for leases as of February 3, 2001 were as follows:

                                                                                       Lease Payments
                                                                        -------------------------------------------------
                                                                         Capital          Financing         Operating
Fiscal Year Ending January                                               Leases          Obligations          Leases
--------------------------                                               ------          -----------          ------
                                                                                       (000's omitted)
2002................................................................      $33,654             $ 6,257          $77,308
2003................................................................       30,333               4,678           64,301
2004................................................................       27,468               5,081           57,675
2005................................................................       21,579              12,250           51,021
2006................................................................       18,986                   -           44,116
Thereafter..........................................................      145,085                   -          277,191
                                                                        ------------     ---------------    -------------
Total minimum lease payments........................................      277,105              28,266         $571,612
                                                                                                            =============
Less: amount representing estimated executory costs.................        1,457                   -
                                                                        ------------     ---------------
Net minimum lease payments..........................................      275,648              28,266
Less: amount representing interest..................................      113,232               6,299
                                                                        ------------     ---------------
Present value of net minimum lease payments.........................      162,416              21,967
Less: currently payable.............................................       14,883               4,135
                                                                        ------------     ---------------
Long-term lease obligations.........................................     $147,533            $ 17,832
                                                                        ============     ===============

     At February 3, 2001, the financing obligations represent sale/leaseback arrangements. The leases, which have terms up to forty-four months, include options to purchase some or all of the assets either at the end of the initial lease term or renewal periods at an amount not greater than the then current fair market value of the properties.

     Total minimum lease payments have not been reduced by minimum sublease rentals to be received in the aggregate under non-cancellable subleases of operating leases of approximately $8.0 million as of February 3, 2001. Amortization of capital lease assets was approximately $19.5, $19.8, and $2.8 million for Fiscal 2000, Fiscal 1999, and Fiscal 1998, respectively. Accumulated amortization of capital lease assets at February 3, 2001 was $45.7 million. Rent expense (income) was as follows:

                                                                         Fiscal            Fiscal             Fiscal
                                                                          2000              1999               1998
                                                                     --------------    -------------      -------------
                                                                                       (000's omitted)
      Minimum rent on operating leases...............................      $81,661          $78,946            $55,566
      Contingent rental expense......................................        9,084            8,812              7,797
      Sublease rental income.........................................       (1,950)          (1,423)            (1,609)

     An unfavorable lease liability was recorded in December 1992 under fresh start reporting and represents the estimated liability related to lease commitments that exceeded market rents for similar locations. As of February 3, 2001 and January 29, 2000, the unfavorable lease liability was $10.0 million and $11.2 million, respectively, and is classified as part of other long-term liabilities in the Consolidated Balance Sheets. This liability is being amortized as a reduction to depreciation and amortization expense in the Consolidating Statements of Operations over the remaining lease terms. The amortization, recorded as a reduction to depreciation and amortization expense, was $1.3 million in Fiscal 2000 and $1.4 million in each of fiscal years 1999 and 1998.

6.    Stockholders' Equity:

Common Stock

     On May 24, 1999, the Company completed the public offering of 5.1 million shares of Common Stock at a price of $38.75 per share. The proceeds, net of underwriting discounts, of approximately $187.3 million, were used to reduce borrowings under the Prior Credit Agreement and for general corporate purposes.

     The Board of Directors of the Company may authorize the issuance of one or more series of Preferred Stock and specify for each such series the voting powers (but not greater than one vote per share), designations, preferences, and relative, participating, optional, redemption, conversion, exchange, or other special rights, qualifications, limitations, or restrictions of such series, and the number of shares in each series.

     Holders of shares of Common Stock are entitled to one vote per share on all matters to be voted upon by stockholders and are entitled to receive dividends when, as, and if declared by the Board of Directors. Dividends cannot be declared under the terms of the Credit Agreement.

Treasury Stock

     In August 1998, the Company's Board of Directors approved a stock repurchase program and authorized management to purchase up to 1.5 million shares of Common Stock. During Fiscal 1998, the Company acquired 79,495 shares of its Common Stock. The Company did not repurchase any of its Common Stock during Fiscal 1999. During Fiscal 2000, the Company acquired 1,000 shares of its Common Stock, increasing the total Common Stock held to 80,495 shares.

 Warrants

     An aggregate of 200,000 Series B Warrants were issued on December 30, 1992. Each such warrant entitled the holder to purchase one share of Common Stock at any time from June 30, 1993 through December 30, 2000. The exercise price was $5.92 per share. During Fiscal 1998, 100,000 Series B Warrants were exercised. No Series B Warrants were exercised during Fiscal 1999. During Fiscal 2000, the remaining, outstanding 100,000 Series B Warrants were exercised.

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

7.    Stock Options:

     The Company currently has in place four stock option plans that, in general, permit the Company to grant to employees and non-employee directors options to purchase the Company's Common Stock at an exercise price not less than 100% of the fair market value of the Common Stock on the date of grant. These options, depending upon the plan under which they were granted, are exercisable from six months to five years after date of grant and generally terminate ten years after date of grant.

     The following table sets forth the stock option activity for all stock option plans for Fiscal 2000, Fiscal 1999 and Fiscal 1998 (shares in thousands):

                                                 2000                      1999                    1998
                                      ------------------------- ------------------------- -------------------------
                                                    Weighted                  Weighted                  Weighted
                                       Number       Average      Number       Average      Number       Average
                                        of          Exercise      of          Exercise      of          Exercise
                                       Shares       Price        Shares       Price        Shares       Price
                                       ------       -----        ------       -----        ------       -----
Outstanding at
beginning of year...................   1,618        $22.88       1,128        $12.00         914         $3.97
Granted.............................   1,202          7.84         744         35.51         608         19.09
Exercised...........................    (145)         3.78        (173)         6.48        (375)         3.90
Forfeited...........................    (135)        18.20         (81)        21.46         (19)        12.42
                                        -----                      ----                      ----
Outstanding at end of year..........   2,540         17.11       1,618         22.88       1,128         12.00
                                       =====                     =====                     =====
Options exercisable at year-end.....     780         19.83         559         10.93         490          5.79
                                         ===                       ===                       ===
Weighted average fair
  value of options granted..........   $5.95                    $24.90                    $13.56
                                       =====                    ======                    ======

     The fair value of options granted per the above table was estimated on the date of grant using the Black-Scholes pricing model with the following assumptions: no dividend yield, expected option volatilities ranging from 68% to 118%, a risk-free interest rate equal to U.S. Treasury securities with a maturity equal to the expected life of the option (weighted average interest rate of 6.0%, 5.3% and 5.2% for 2000, 1999 and 1998, respectively), and an expected life from date of grant until option expiration date (weighted average expected life of 5.2, 5.3 and 5.4 years for 2000, 1999 and 1998, respectively).

     The following table summarizes information about stock options outstanding as of February 3, 2001 (options in thousands):

                                    Options Outstanding                       Options Exercisable
                         -------------------------------------------         -------------------------
                                         Weighted
                        Number           Average                             Weighted
    Range of          Of Options        Remaining          Weighted           Number           Weighted
 Exercise Prices      Outstanding      Contractual         Average         Exercisable         Average
                       at 2/3/01           Life         Exercise Price      at 2/3/01       Exercise Price
                       ---------           ----         --------------     -----------      --------------

$1.50-3.00......             84              4.2              $2.49               84              $2.49
$3.13-4.59......            117              3.4               3.64              108               3.57
$6.06-7.06......            228              4.4               6.99               10               6.74
$7.45-8.44......            867              4.4               7.47               50               7.70
$14.38-24.75....            589              2.9              19.26              254              17.64
$29.00-48.50....            655              3.5              35.77              274              36.33
                            ---                                                  ---

                          2,540              3.8              17.11              780              19.83
                           ====                                                  ---

     The Company accounts for its stock option plans under Accounting Principles Board ("APB") Opinion No. 25. Had compensation cost for the Company's 2000, 1999, and 1998 stock option grants been determined in accordance with SFAS No. 123, the Company's net income and net income per common share for Fiscal 2000, Fiscal 1999, and Fiscal 1998 would have approximated the proforma amounts below:

                                         Fiscal 2000                   Fiscal 1999                 Fiscal 1998
                                         -----------                   -----------                 -----------
                                      As                            As                           As
                                   Reported       Proforma       Reported       Proforma      Reported       Proforma
                                   --------       --------       --------       --------      --------       --------
Net income..................      ($240,588)     ($246,344)      $17,127        $10,747       $33,830        $32,065
Net income per common share:
- basic.....................         ($8.19)        ($8.38)        $0.62          $0.39         $1.47          $1.39
- diluted...................         (a)             (a)           $0.62          $0.39         $1.40          $1.32

(a) Common stock equivalents have not been included because the effect would be anti-dilutive.

      SFAS 123 does not apply to stock options granted prior to 1995.

8.    Income Taxes:

     The Company adopted SFAS No. 109 "Accounting for Income Taxes" in conjunction with the adoption of fresh-start reporting in December 1992.

     As a consequence of the adoption of fresh-start reporting and SFAS No. 109, any tax benefits realized in the prior years for tax purposes after the consummation date for pre-consummation cumulative temporary differences, as well as for the pre-consummation net operating loss carryovers, were reported as additions to paid-in-capital rather than as reductions in the tax provisions in the Consolidated Statements of Operations. Tax benefits or liabilities realized for book purposes after the consummation date were segregated from pre-consumption deferred tax assets. Such tax benefits or liabilities of post-consummation will impact future income tax provisions. Such income tax provisions will have no significant impact on the Company's taxes payable or cash flows.

     For Fiscal 2000, the Company recorded an income tax benefit of $54.8 million. Included in that benefit is a provision for state income taxes of approximately $1.1 million, of which $0.3 million will be paid in cash. During this fiscal year, the Company increased its valuation allowance by $64 million, as discussed below.

      The (benefit) provision for income taxes is comprised of the following:

                                                                          Fiscal           Fiscal            Fiscal
                                                                           2000             1999              1998
                                                                           ----             ----              ----
                                                                                        (In millions)
      Federal income tax.............................................    $  ---           $  ---             $  0.5
      State income tax...............................................       1.1              1.2                ---
      Deferred tax (benefit) provision...............................     (55.9)           (12.7)              18.3
      Valuation allowance reduction..................................       ---            (38.1)               ---
                                                                       ------------    -------------     -------------
           Total income tax (benefit) provision......................    $(54.8)         $ (49.6)            $ 18.8
                                                                       ============    =============     =============

     Significant components of the Company's deferred tax assets (liabilities) are as follows:

                                                                                    February 3,           January 29,
                                                                                       2001                  2000
                                                                                       ----                  ----
                                                                                              (In millions)
      Fixed assets...............................................................      $(2)                   $ 4
      Self insurance reserves....................................................       15                     23
      Store closing reserves.....................................................       75                     22
      Leases.....................................................................        -                      2
      Inventory reserves.........................................................        2                      1
      Vacation pay reserve and other.............................................       45                     37
      Net operating loss carryovers..............................................      400                    327
                                                                                   --------------        --------------
      Total deferred tax assets..................................................      535                    416
      Valuation allowances......................................................      (105)                   (41)
                                                                                   --------------        --------------
      Net deferred tax assets....................................................    $ 430                  $ 375
                                                                                   ==============        ==============

     The Company's provision for income taxes resulted in effective rates that varied from the statutory federal income tax rate as follows:

                                                                         Fiscal 2000       Fiscal 1999       Fiscal 1998
                                                                         -----------       -----------       -----------
      Statutory federal income tax (benefit) rate......................  (35.0%)            (35.0%)           35.0%
      State and local taxes, net of federal benefit....................   (5.0%)             (3.7%)            2.9%
      Goodwill amortization............................................   (0.4%)              2.3%            (3.4%)
      Other............................................................    0.7%               0.4%             1.1%
                                                                       ---------------    ------------     --------------
      Effective tax rate before valuation allowance reduction..........  (39.7%)            (36.0%)           35.6%
      Valuation allowance (reduction) increase.........................   21.2%            (122.1%)             ---
                                                                       ---------------    ------------     --------------
      Total effective tax (benefit) rate...............................  (18.5%)           (158.1%)           35.6%
                                                                       ===============    ============     ==============

     In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some or all of the deferred taxes will not be realized. The Company has increased its valuation allowance on its deferred tax assets by $64 million during Fiscal 2000. The valuation allowance reduced the deferred tax asset to an amount, which the Company believes, more likely than not, that it will realize based on the Company's estimated future earnings. If the Company is unable to generate sufficient taxable income in the future during the loss carryforward periods, increases in the valuation allowance will be required through a charge to the tax expense.

     The Company has net operating loss carryovers of approximately $1.0 billion, which are currently available without any annual limitation. The ability to use these losses will expire between 2007 and 2021. Net operating losses and other tax credits will be subject to an annual limitation if the Company experiences a change in control as defined by Internal Revenue Code
Section 382. Additionally, the Company has filed a $20 million refund claim under Section 172(f) of the Internal Revenue Code. The Company has received from the IRS an adverse Technical Advice Memorandum ("TAM"). The positions set forth in the TAM would have the effect of denying all or virtually all of the refund claim. The Company is presently considering what further action to take.

     In addition, Ames has targeted jobs tax credit carryovers of approximately $7 million, which will expire beginning in 2004, and alternative minimum tax credit carryovers of approximately $4 million, which have no expiration period. Federal net operating loss carryovers for fiscal years subsequent to January 27, 1990 are subject to future adjustments, if any, by the IRS.

     As a result of the acquisition of the common stock of Hills, Ames had succeeded to the tax attributes of Hills, including net operating losses of $241 million and general business credits of $11 million. These tax attributes expire between 2001 and 2018. Ames also has succeeded to minimum tax credit carryforwards of $3 million, which do not expire. These tax attributes are significantly limited under Internal Revenue Code Sections 382 and 383, respectively, as a result of the change in control caused by the Hills acquisition. The resulting deferred tax asset has been reduced accordingly. These tax attributes would be further limited if the Company experiences a change in control as defined by Internal Revenue Code Section 382.

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

9.    Benefit and Compensation Plans:

Retirement and Savings Plans

     Ames has defined contribution retirement and savings plans that are qualified under Sections 401(a) and 401(k) of the Internal Revenue Code of 1986, as amended, for employees who are classified as full-time and have at least sixty days of service, or who are part-time and have one year of service, and have completed at least one thousand hours of service in a twelve month period. For each participant's contribution (up to a maximum of 5% of such participant's total compensation), the Company contributes to the Retirement and Savings Plan an amount equal to 50% of the first 4% and 100% of the next 1% contribution. Ames funds all administrative costs incurred by the plans. Ames's expense associated with this plan amounted to approximately $5.2 million, $6.0 million, and $3.6 million, in 2000, 1999, and 1998, respectively.

Annual Incentive Compensation Plan

     The Company has an Annual Incentive Compensation Plan (the "Annual Bonus Plan") that is subject to annual review by the Board of Directors. The Annual Bonus Plan provides annual cash bonuses based on the achievement of the Company's financial goals for the year (and customer service goals for store and field management). There are approximately 1,500 members of management eligible under the plan. Bonus expense recorded under the plan was $8.8 million, $9.4 million, and $8.3 million for Fiscal 2000, 1999, and 1998, respectively.

Restricted Stock Awards

1995 Long Term Incentive Plan

     Pursuant to the Company's 1995 Long Term Incentive Plan (the "1995 Incentive Plan"), the Company may make awards of an aggregate amount of up to 500,000 shares of Common Stock and cash payments in an amount up to 50% of the fair market value (as defined in the 1995 Incentive Plan) of the Common Stock awarded, determined as of and paid on the vesting date.

     As of February 3, 2001, awards aggregating to 355,000 shares of Common Stock had been made to certain executives of the Company, 35,000 of which remain unvested.

1998 Incentive Plan

     Pursuant to the Company's 1998 Management Stock Incentive Plan (the "1998 Incentive Plan"), awards aggregating 180,000, 45,000 and 10,000 shares of Common Stock were made to certain executives during Fiscal 1998, 1999, and 2000, respectively. As of February 3, 2001, awards with respect to 205,000 shares of Common Stock, net of forfeitures, remained issued. Fifty percent (50%) of the awards with respect to 195,000 shares of Common Stock vest on the fourth anniversary from the date of grant and 50% on the fifth anniversary. The remaining awards with respect to 10,000 shares of Common Stock vest three years from the date of grant.

     A portion of the estimated market value of the awards, including the cash, has been accrued as compensation expense as of February 3, 2001. The Company recorded as compensation expense for the 1995 Incentive Plan and the 1998 Incentive Plan $1.2 million, $1.3 million, and $1.9 million during Fiscal 2000, 1999, and 1998, respectively.

Hills Post Retirement Benefits

     In connection with the acquisition of Hills, Ames assumed the obligations for a post retirement medical plan. The plan was subsequently curtailed and the cost associated with the remaining closed group of retirees is not significant.

10.       Commitments and Contingencies:

Wage and Hour Litigation

     Since March 1995, the Company has been named as a defendant in several class action complaints which allege that the Company was obligated to pay overtime to its hardlines and softlines assistant store managers. The Company has consistently stated its belief that these positions are appropriately designated as exempt positions not calling for overtime pay. The Company has settled several of these cases. These settlements have not required any change in the Company's treatment of the status of its hardlines and softlines assistant managers. The Company has entered into a settlement as to one remaining case. This settlement, which is subject to court approval, is described in Item 3 of this report on Form 10-K.

Other Matters

     In June 1999, the Company announced a $112 million, five-year, strategic outsourcing agreement with IBM to support core information technology systems for the corporate office and the stores. Under the agreement, IBM Global Services is responsible for all data center operations and support for substantially all information systems equipment.

     The Company is party to various claims and legal proceedings covering a wide range of matters that arise in the ordinary course of its business. The Company believes that its likely liability as to these matters will not have a material adverse effect on its consolidated financial position or results of operations.

11.        Supplemental Cash Flow Information:

                                                                           Fiscal           Fiscal           Fiscal
                                                                            2000             1999             1998
                                                                        -------------    -------------     ------------
      Cash paid for interest and income taxes were as follows:                         (000's omitted)
         Interest......................................................    $81,726          $51,485          $12,166
         Income taxes..................................................     $1,834           $3,646             $125
      Ames entered into other non-cash investing and financing
      activities as follows:
         New capital lease obligations.................................     $4,478          $14,942          $25,859
         Issuance of Common Stock under the 1998 Incentive Plan........        ---               $1               $2

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

12.   Fair Values of Financial Instruments:

     The Company's financial instruments as of February 3, 2001 and January 29, 2000 were cash, cash equivalents, and long-term debt. For cash and cash equivalents, the carrying amounts reported in the Consolidated Balance Sheets approximated fair values. For long-term debt obligations, the fair values were estimated using a discounted cash flow analysis (based upon the Company's incremental borrowing rates for similar types of borrowing arrangements).

     The carrying amounts and fair values of the Company's financial instruments at February 3, 2001 and January 29, 2000 were as follows:

                                                                 Fiscal 2000                      Fiscal 1999
                                                       ------------------------------    -----------------------------
                                                        Carrying           Fair           Carrying          Fair
                                                         Amount            Value           Amount           Value
                                                       --------------   -------------    ------------   --------------
                                                                              (000's omitted)
      Cash and cash equivalents.......................   $49,761         $49,761          $30,612         $30,612
      Long-term debt:
         Secured debt.................................   361,794         361,794          174,544         174,544
         Unsecured debt...............................   244,263          96,377          247,225         236,758

13.   Store Closing Charges:

     In the fourth quarter of Fiscal 2000, the Company recorded charges of $139.3 million in connection with the closing of thirty-two stores, including a $9.5 million inventory impairment charge classified as part of cost of merchandise sold. The Company closed the stores during the first quarter of 2001, resulting in a workforce reduction of approximately 2,000 employees.

     The Company did not record any charges in connection with the closing of stores in Fiscal 1999. The Company recorded a charge in Fiscal 1998 of $8.2 million for the closing of seven stores.

     The following items represent the major components of the total charges recorded in January 2001 and 1999 in connection with store closings:

                                                                          Fiscal             Fiscal           Fiscal
      Item                                                                 2000               1999             1998
      ----                                                              --------------    ---------------    ------------
                                                                                       (000's omitted)
      Lease costs                                                          $ 88,815             $  ---         $ 6,254
      Net fixed asset write-down                                             29,307                ---           1,161
      Other occupancy costs                                                   9,101                ---             437
      Severance costs                                                         2,583                ---             370
                                                                        --------------    ---------------    ------------
         Store closing charge                                               129,806                ---           8,222
         Inventory write-down                                                 9,453                ---             ---
                                                                        --------------    ---------------    ------------
      Total charges                                                        $139,259                ---         $ 8,222
                                                                        ==============    ===============    ============

     The lease and other occupancy costs provided for in the store closing charge include all projected occupancy costs from date of closing until estimated lease disposition date.

     Fixed assets associated with the closing stores were reviewed for impairment in accordance with SFAS No. 121. The review of the closing stores resulted in a write-down of $29.3 million which includes $19.7 million related to fixtures, equipment, and leasehold improvements, and $9.6 million related to beneficial lease rights.

     The remaining closed store reserve recorded at the end of Fiscal 1999 primarily reflects the anticipated costs of ongoing property lease commitments for previously announced closed stores and other related facility exit costs.

     Management expects to incur substantially all of the charges included in the reserve except lease and other occupancy costs in the first quarter of fiscal year ending February 2, 2002. The lease costs and other occupancy costs are expected to be paid over nine years.

     During Fiscal 2000 and 1999, with respect to the thirty-two stores, the Company recorded net sales of $205.0 million and $147.7 million, respectively, exclusive of the period when the thirty-one former Hills stores were operating under the "Hills" name. For the same years, the pre-tax operating loss for the thirty-two stores was $20.4 million and $12.9 million, respectively.

     The Company paid approximately $5.9 million, $9.5 million, and $2.5 million in Fiscal 2000, 1999, and 1998, respectively, primarily for lease costs related to previously closed stores.

14.   Leased Department and Other Income:

     The following is a summary of the major components of "Leased department and other income":

                                                                          Fiscal            Fiscal            Fiscal
                                 Item                                      2000              1999              1998
                                 ----                                   --------------    --------------    -------------
                                                                                        (In thousands)
      Leased department income.........................................     $27,490           $25,378          $17,914
      Concession and vending income....................................       2,046             1,991            1,508
      Layaway service fees.............................................       4,193             3,736            2,644
      Gain on sale of assets, net......................................       3,953             2,479            1,350
      Various other....................................................       8,731             8,106            6,748
                                                                        --------------    --------------    -------------
                                                                            $46,413           $41,690          $30,164
                                                                        ==============    ==============    =============

15.   Quarterly Financial Data (Unaudited):

     Summarized, unaudited, quarterly financial data for the last three fiscal years are shown below.

                                                         First              Second          Third             Fourth
                                                         -----              ------          -----             ------
                                                                (In thousands, except per share data)
Fiscal 2000:
    Net sales.......................................     $830,657           $872,034       $920,321         $1,330,573
    Gross margin....................................      227,733            241,153        230,559            321,889
    Loss before cumulative effect adjustment and
    extraordinary item..............................      (29,085)           (22,111)       (37,236)          (145,192)
    Loss per share before cumulative effect
    adjustment and extraordinary item...............        (0.99)             (0.75)         (1.27)             (4.94)
    Net loss........................................      (29,085)           (22,111)       (37,236)          (152,156)
    Net loss per share -        basic...............        (0.99)             (0.75)         (1.27)             (5.18)
                                diluted.............          (b)               (b)             (b)                (b)

Fiscal 1999: (a)
    Net sales.......................................    $ 816,159          $ 859,975      $ 883,500         $1,277,220
    Gross margin....................................      238,586            258,953        245,045            378,884
    Income (loss) before cumulative effect
    adjustment......................................      (28,639)           (21,478)       (27,700)            96,051
    Income (loss) per diluted share before
    cumulative effect adjustment....................        (1.19)             (0.78)         (0.95)              3.23
    Net income (loss)...............................      (29,746)           (21,478)       (27,700)            96,051
    Net income (loss) per share - basic.............        (1.23)             (0.78)         (0.95)              3.30
                                  diluted...........        (1.23)             (0.78)         (0.95)              3.23

(a) The first three quarters were restated to reflect the adoption of SAB No. 101 as of the beginning of Fiscal 1999 (see Note 1).
(b) Common stock equivalents have not been included because the effect would be anti-dilutive.

16.   Pro Forma Information (Unaudited):

     The following table reflects unaudited pro forma combined results of operations of the Company and Hills on the basis that the Hills acquisition had taken place at the beginning of Fiscal 1998:

                                                                              Year Ended
                                                                          January 30, 1999
                                                                          ----------------
                                                              (In Thousands, except per share amounts)
      Net sales.........................................................    $4,131,194
      Net income (loss).................................................       (54,903)
      Earnings (loss) per Common share..................................      $  (2.39)

     The unaudited pro forma results were prepared for comparative purposes only. It does not purport to be indicative of the results of operations which actually would have resulted had the acquisition been consummated at the beginning of Fiscal 1998, or of future results of operations of the consolidated entities.

     The above pro forma net income and earnings per common share amounts for the year ended January 30, 1999 reflect the previously recorded write-down of Hills deferred tax assets of approximately $49.6 million (which is net of a reversal of approximately $5.9 million of accrued tax liabilities). Excluding the write-down of the Hills deferred tax assets recorded as of October 31, 1998, pro forma net loss and loss per common share would have been $5.3 million and $0.23, respectively, for the year ended January 30, 1999.


                                                                                                                        SCHEDULE II




                  AMES DEPARTMENT STORES, INC. AND SUBSIDIARIES
                        VALUATION AND QUALIFYING ACCOUNTS
                                 (In Thousands)

                        Balance at          Charged to                                                     Balance at
                         Beginning           Cost and                                                        End of
Description              of Period            Expense          Reclassifications        Deductions           Period
-----------              ---------            -------          -----------------        ----------           ------

Fiscal 2000:

Store Closing
Reserve                    $55,468            $129,806 (d)          ---                  ($5,909)           $179,365

Fiscal 1999:

Store Closing
Reserve                    $59,768                 ---           $5,170     (a)          ($9,470)            $55,468 (c)

Fiscal 1998:

Store Closing
Reserve                    $12,050              $8,222          $42,043     (b)          ($2,547)            $59,768

(a)   Represents an adjustment to the fair market value of assumed Hills store closing liabilities recorded in connection with the finalization of the Hills acquisition accounting and reclassification of other liabilities associated with closed stores.
(b)   Represents the store (and other facilities) closing reserve assumed and recorded in connection with the Hills acquisition.
(c)   The majority of this reserve relates to ongoing property lease commitments for stores closed through Fiscal 1999.
(d)   Represents the closing of thirty-two stores.


                                                E X H I B I T I N D E X




                                                                                                    Cross-reference
Exhibit                                                                                              Or page number
Number                                             Exhibit                                            In Form 10-K
------                                             -------                                            ------------

     2.1  Third  Amended  and  Restated  Plan  of  Reorganization  of  the  Ames
          Department Stores, Inc. and other members of the Ames Group, Citibank,
          N.A.  as Agent,  the Parent  Creditor's  Committee,  the  Subsidiaries
          Creditor's Committee,  the Bond holders'  Committee and the Employees'
          Committee dated October 23, 1992 (incorporated herein by reference to Exhibit 2 of the Registrant's Report on Form 8-K filed with the Commission on December 31, 1992).

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

     3.1  Amended and Restated  Certificate of  Incorporation of Ames Department
          Stores, Inc.(incorporated herein by reference to the Registrant's definitive proxy filed with the Commission on April 8, 1996).

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



                                                E X H I B I T I N D E X




                                                                                                    Cross-reference
Exhibit                                                                                              Or page number
Number                                             Exhibit                                            In Form 10-K
------                                             -------                                            ------------

     4.3  Rights  Agreement,  dated  as  of  November  30,  1994,  between  Ames
          Department   Stores,   Inc.  and  Chemical   Bank,   as  Rights  Agent
          (incorporated  herein by  reference  to Exhibit 4 of the  Registrant's
          Quarterly  Report on Form 10-Q for the quarterly  period ended October
          29, 1994).

     4.4  Amendment  No.  1,  dated as of  September  24,  1999,  to the  Rights
          Agreement  dated  as  of  November  30,  1994,  by  and  between  Ames
          Department Stores, Inc. and ChaseMellon  Shareholder Services,  L.L.C.
          as successor to Chemical Bank as Rights Agent (incorporated herein by reference to Exhibit 4 of the Registrant's Quarterly Report on Form
          10-Q for the quarterly period ended October 30, 1999).

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


                                                E X H I B I T I N D E X




                                                                                                    Cross-reference
Exhibit                                                                                              Or page number
Number                                             Exhibit                                            In Form 10-K
------                                             -------                                            ------------

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

     10.10Employment  Agreement,  dated March 23, 1999,  between Ames Department
          Stores, Inc. and Denis Lemire (incorporated herein by reference to Exhibit 10 of the Registrant's Report on Form 8-K filed with the Commission on April 2, 1999).

     10.11Employment Agreement, dated March 23, 1999, between Ames Department
          Stores, Inc. and Rolando de Aguiar (incorporated herein by reference to Exhibit 10 of the Registrant's Report on Form 8-K filed with the Commission on April 2, 1999).

     10.12Senior Secured Financing  Agreement dated March 2, 2001,  between Ames
          Department Stores, Inc. and GE Capital (incorporated herein by reference to Exhibit 10 on Form 8-K filed with the Commission on March
          12, 2001).

     11   Schedule of  computation  of basic and diluted net earnings per share.                            47

     12   Ratio of Earnings to Fixed Charges                                                                48

     21   Subsidiaries of the Registrant                                                                    49






                                                                                                           Exhibit 11

                                     AMES DEPARTMENT STORES, INC. AND SUBSIDIARIES
                                      SCHEDULE OF COMPUTATION OF BASIC AND DILUTED
                                                 NET EARNINGS PER SHARE
                                        (In thousands, except per share amounts)

                                                                      53 Weeks               52 Weeks         52 Weeks
                                                                       Ended                   Ended             Ended
                                                                    February 3,             January 29,       January 30,
                                                                        2001                    2000             1999
                                                                    ---------------         -------------    --------------
Income before Cumulative Effect adjustment and
     Extraordinary item..........................................    ($233,624)               $18,234           $33,830
Cumulative Effect adjustment, net of tax.........................            -                 (1,107)                -
Extraordinary item, net of tax...................................       (6,964)                     -                 -
                                                                    ---------------         -------------    --------------
     Basic and diluted net income................................    ($240,588)               $17,127           $33,830
                                                                    ===============         =============    ==============
For Basic Earnings Per Share:
Weighted average number of common shares outstanding during
the period (a)...................................................       29,383                 27,517            23,010
Basic earnings per share:
Basic income per share before Cumulative Effect adjustment
and Extraordinary item...........................................       ($7.95)                 $0.66             $1.47
Cumulative Effect adjustment, net of tax.........................            -                  (0.04)                -
Extraordinary item, net of tax...................................        (0.24)                     -                 -
                                                                    ---------------         -------------    --------------
     Basic net income per share..................................       ($8.19)                 $0.62             $1.47
                                                                    ===============         =============    ==============
For Diluted Earnings Per Share:
Weighted average number of common shares outstanding during
the period (a)...................................................       29,383                 27,517            23,010
Add Common stock equivalent shares represented by:
     Series B Warrants...........................................            3                     20                98
     Series C Warrants...........................................            -                      -               440
     Options under 1994 Management Stock Option
     Plan and 1998 Stock Incentive Plan..........................          113                    106               606
     Options under 2000 Store Manager Stock Option Plan..........           14                      -                 -
     Options under 1994 Non-Employee Director
     Stock Option Plan...........................................           30                     15                62
                                                                    ---------------         -------------    --------------
Weighted average number of common and common equivalent
shares...........................................................       29,543                 27,658            24,216
                                                                    ===============         =============    ==============
Diluted earnings per share:
Diluted income per share before cumulative effect
adjustment.......................................................       ($7.95)                  0.66              1.40
Cumulative Effect adjustment, net of tax.........................            -                  (0.04)                -
Extraordinary item, net of tax...................................        (0.24)                     -                 -
                                                                    ---------------         -------------    --------------
     Diluted net income per share................................       ($8.19)   (b)           $0.62             $1.40
                                                                    ===============         =============    ==============

(a) The weighted average number of common shares outstanding is net of Treasury Stock.
(b) Common stock equivalents have not been included because the effect would be anti-dilutive.



                                                                                                         Exhibit 12
                                    AMES DEPARTMENT STORES, INC. AND SUBSIDIARIES
                                         RATIO OF EARNINGS TO FIXED CHARGES
                                          (In thousands, except ratio data)
                                                                        Fiscal Year Ended
                                             -------------------------------------------------------------------------
                                             February 3,    January 29,    January 30,     January 31,    January 25,
                                                2001           2000            1999           1998           1997
                                             ------------   ------------   -------------   ------------   ------------

(Loss) income before income taxes,
      extraordinary item and cumulative
      effect adjustment                         (288,377)       (31,355)         52,605         53,633         26,804

Add:
      Interest expense                            87,961         60,843          15,253         11,600         19,043
      Interest component of rental
      expense                                     28,876         29,253          21,121         18,409         16,541
                                             ------------   ------------   -------------   ------------   ------------

Earnings available for fixed charges            (171,540)        58,741          88,979         83,642         62,388

Fixed Charges:
      Interest expense                            87,961         60,843          15,253         11,600         19,043
      Interest component of rental expense        28,876         29,253          21,121         18,409         16,541
                                             ------------   ------------   -------------   ------------   ------------

Total fixed charges                              116,837         90,096          36,374         30,009         35,584

Ratio of earnings to fixed charges                (1.5)x           0.7x            2.4x           2.8x           1.8x

For the purpose of calculating the ratio of earnings to fixed charges, earnings consist of income before income taxes, extraordinary item, and cumulative effect adjustment plus fixed charges (net of capitalized interest). Fixed charges consist of interest expense on all indebtedness and capitalized interest, amortized premiums, discounts and capitalized expenses related to indebtedness, and one-third of rent expense on operating leases representing that portion of rent expense deemed by us to be attributable to interest. For the fiscal year ended February 3, 2001, the amount of additional earnings that would have been required to cover fixed charges for this period was $288.4 million.




                                                                                                                         EXHIBIT 21




                  AMES DEPARTMENT STORES, INC. AND SUBSIDIARIES
                         SUBSIDIARIES OF THE REGISTRANT


     As of February 3, 2001, the subsidiaries of the Company were as follows:

    Name                                                                                State of Incorporation
    ----                                                                                ----------------------

Ames Transportation Systems, Inc.....................................................         Delaware

AmesPlace.com, Inc...................................................................         Delaware

Ames Realty II, Inc..................................................................         Delaware

Ames Merchandising Corporation.......................................................         Delaware
