Form 10-Q
period 2001-05-05
AMES DEPARTMENT STORES INC
filed 2001-06-19
CIK 6071

1
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q



   [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934


                   For the quarterly period ended May 5, 2001
                                                  ------------


         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                       For the transition period from          to
                                                      ---------  -----------

                         Commission File Number 1-05380

                          AMES DEPARTMENT STORES, INC.
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)


               Delaware                                04-2269444
               --------                                ----------
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
 incorporation or organization)


2418 Main Street, Rocky Hill, Connecticut                         06067
-----------------------------------------                         -----
(Address of principal executive offices)                       (Zip Code)


Registrant's telephone number including area code:       (860) 257-2000
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




       29,408,057 shares of Common Stock were outstanding on June 1, 2001.


                            Exhibit Index on page 14

                        Page 1 of 17 (including exhibits)

                  AMES DEPARTMENT STORES, INC. AND SUBSIDIARIES

                                    FORM 10-Q

                        FOR THE QUARTER ENDED MAY 5, 2001




                                                        I N D E X




                                                                                                       Page
                                                                                                       ----
Part I:         FINANCIAL INFORMATION

     Item 1.        Consolidated Condensed Statements of Operations                                     3
                       for the Thirteen Weeks ended May 5, 2001 and April 29, 2000

                    Consolidated Condensed Balance Sheets as of                                         4
                       May 5, 2001, February 3, 2001, and April 29, 2000

                    Consolidated Condensed Statements of Cash Flows                                     5
                       for the Thirteen Weeks ended May 5, 2001 and April 29, 2000

                    Notes to Consolidated Condensed Financial Statements                                6

     Item 2.        Management's Discussion and Analysis of Financial                                   9
                       Condition and Results of Operations

     Item 3.        Quantitative and Qualitative Disclosures about Market Risk                          13


Part II:        OTHER INFORMATION

     Item 1.        Legal Proceedings                                                                   14

     Item 4.        Submission of Matters to a Vote of Security Holders                                 14

     Item 6.        Exhibits and Reports on Form 8-K                                                    14

                                     PART I
Item 1.
                              FINANCIAL INFORMATION

                  AMES DEPARTMENT STORES, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                    (In Thousands, Except Per Share Amounts)
                                   (Unaudited)

                                                                                           For the Thirteen
                                                                                             Weeks Ended
                                                                                 -------------------------------------

                                                                                     May 5,              April 29,
                                                                                      2001                  2000
                                                                                 ----------------      ---------------
Total net sales                                                                         $793,687             $830,657
Leased department and other income                                                         9,149                9,259
                                                                                 ----------------      ---------------
Total revenue                                                                            802,836              839,916

Costs and expenses:
     Cost of merchandise sold                                                            565,956              602,924
     Selling, general and administrative expenses                                        238,715              247,415
     Depreciation and amortization expense, net                                           19,636               17,697
     Interest and debt expense, net                                                       23,258               18,792
                                                                                 ----------------      ---------------
Loss before income taxes                                                                (44,729)             (46,912)
Income tax benefit                                                                        16,997               17,827
                                                                                 ----------------      ---------------
Net loss                                                                               ($27,732)            ($29,085)
                                                                                 ================      ===============
Basic and diluted net loss per share                                                     ($0.94)              ($0.99)
                                                                                 ================      ===============
Weighted average number of common shares outstanding                                      29,397               29,336
                                                                                 ================      ===============


                  (The accompanying Notes are an integral part of these consolidated condensed financial statements.)

                  AMES DEPARTMENT STORES, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
               (In Thousands, Except Shares and Per Share Amounts)

                                                                               (Unaudited)                          (Unaudited)
                                                                           ----------------   -----------------   -----------------
                                                                               May 5,              February 3,       April 29,
                                                                                2001                 2001               2000
                                                                           ----------------   -----------------   -----------------
                                            ASSETS
Current Assets:
     Cash and cash equivalents                                                       $44,440            $49,761          $44,045
     Receivables                                                                      34,877             17,039           26,911
     Merchandise inventories                                                         837,476            744,132          987,919
     Deferred taxes, net                                                              34,768             17,771           46,681
     Prepaid expenses and other current assets                                        31,053             41,494           32,367
                                                                             ----------------    ---------------    -------------
          Total current assets                                                       982,614            870,197        1,137,923
                                                                             ----------------    ---------------    -------------

Fixed Assets                                                                         715,386            761,903          669,316
     Less - Accumulated depreciation and amortization                              (221,366)          (213,904)        (147,884)
                                                                             ----------------    ---------------    -------------
          Net fixed assets                                                           494,020            547,999          521,432
                                                                             ----------------    ---------------    -------------

Other assets and deferred charges                                                     70,685             56,490           62,557
Deferred taxes, net                                                                  411,891            411,891          346,055
Beneficial lease rights, net                                                          40,469             50,675           55,589
Goodwill, net                                                                         57,837             58,475           60,388
                                                                             ----------------    ---------------    -------------
                                                                                  $2,057,516         $1,995,727       $2,183,944
                                                                             ================    ===============    =============

                             LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
     Accounts payable:
          Trade                                                                     $321,931           $345,915         $328,441
          Other                                                                       70,934             78,371           86,113
                                                                               --------------    ---------------    -------------
               Total accounts payable                                                392,865            424,286          414,554
                                                                               --------------    ---------------    -------------

Current portion of capital lease and financing obligations                            19,018             19,018           22,057
Self-insurance reserves                                                               29,225             29,878           26,489
Accrued expenses and other current liabilities                                       112,046            114,205          136,405
Store closing reserves                                                               142,797            179,365           54,303
                                                                               --------------    ---------------    -------------
     Total current liabilities                                                       695,951            766,752          653,808
                                                                               --------------    ---------------    -------------

Long-term debt                                                                       804,552            606,057          673,782
Capital lease and financing obligations                                              133,963            165,365          176,020
Other long-term liabilities                                                           43,284             49,256           56,708
Excess of revalued net assets over equity under fresh-start reporting                 10,176             11,715           16,329

Commitments and contingencies (see Note 8)

Stockholders' Equity:
     Preferred stock (3,000,000 shares authorized; no shares issued or outstanding at May 5, 2001, February 3, 2001 and April 29, 2000;
        par value per share $.01)                                                        ---                ---              ---
     Common stock (40,000,000 shares authorized; 29,408,057, 29,473,552 and
        29,403,987 shares outstanding at May 5, 2001, February 3, 2001
        and April 29, 2000, respectively; par value per share $.01)                      295                295              296
     Additional paid-in capital                                                      533,394            532,654          531,857
     (Accumulated deficit) Retained earnings                                       (163,177)          (135,445)           76,058
     Treasury stock (80,495 and 79,495 shares at May 5, 2001 and April 29,
        2000, respectively, at cost)                                                   (922)              (922)            (914)
                                                                               --------------    ---------------    -------------
          Total stockholders' equity                                                 369,590            396,582          607,297
                                                                               --------------    ---------------    -------------
                                                                                  $2,057,516         $1,995,727       $2,183,944
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



                  AMES DEPARTMENT STORES, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (In Thousands)

                                                                                       (Unaudited)
                                                                                    For the Thirteen
                                                                                       Weeks Ended
                                                                         ----------------------------------------
                                                                              May 5,              April 29,
                                                                               2001                 2000
                                                                         ------------------  --------------------
Cash flows from operating activities:
      Net loss                                                                   ($27,732)             ($29,085)
      Expenses not requiring the outlay of cash:
           Income tax benefit                                                     (16,997)              (17,827)
           Depreciation and amortization of fixed and other assets                  21,524                19,640
           Amortization of debt discounts and deferred financing costs               1,437                 1,200
                                                                         ------------------  --------------------
Cash used by operations before changes in working capital and
store closing activities                                                          (21,768)              (26,072)
Changes in working capital:
      Increase in receivables                                                     (17,838)               (1,609)
      Increase in merchandise inventories                                         (93,344)             (156,532)
      Decrease in accounts payable                                                (31,421)               (7,026)
      (Decrease) increase in accrued expenses and other liabilities                (7,721)                 3,295
      Decrease in other working capital and other, net                              10,417                 1,094
Changes due to store closing activities:
      Payments of store closing costs                                              (7,101)               (1,165)
                                                                         ------------------  --------------------
Net cash used for operating activities                                           (168,776)             (188,015)
                                                                         ------------------  --------------------
Cash flows from investing activities:
      Purchases of fixed assets                                                   (14,651)              (40,249)
      Purchases of leases                                                              ---               (7,019)
                                                                         ------------------  --------------------
Net cash used for investing activities                                            (14,651)              (47,268)
                                                                         ------------------  --------------------
Cash flows from financing activities:
      Borrowings under the revolving credit facilities, net                        198,495               254,751
      Payments on debt and capital lease obligations                               (4,076)               (4,413)
      Repurchase of Hills Senior Notes                                                 ---               (2,738)
      Deferred financing costs                                                    (16,313)                   ---
      Proceeds from the exercise of options and warrants, net                          ---                 1,116
                                                                         ------------------  --------------------
Net cash provided by financing activities                                          178,106               248,716
                                                                         ------------------  --------------------
(Decrease) increase in cash and cash equivalents                                   (5,321)                13,433
Cash and cash equivalents, beginning of period                                      49,761                30,612
                                                                         ------------------  --------------------
Cash and cash equivalents, end of period                                           $44,440               $44,045
                                                                         ==================  ====================

Supplemental disclosure of cash flow information:
        Cash paid during the period for:
           Interest and debt fees not capitalized                                  $28,490               $20,206
           Income taxes                                                                 60                 1,234

                  (The accompanying Notes are an integral part of these consolidated condensed financial statements.)

                          AMES DEPARTMENT STORES, INC.
                                AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                   (Unaudited)



1.       Basis of Presentation :
--------------------------------

     In the opinion of management, the accompanying unaudited consolidated condensed financial statements of Ames Department Stores, Inc. (a Delaware corporation) and subsidiaries (collectively "Ames" or the "Company") contain all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of such financial statements for the interim periods. Due to the seasonality of the Company's operations, the results of its operations for the interim period ended May 5, 2001 may not be indicative of total results for the full year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations promulgated by the Securities and Exchange Commission (the "SEC"). Certain prior year amounts have been reclassified to conform to the presentation used for the current year. Pursuant to the indenture governing the Ames Senior Notes (as defined in Note 5), all of Ames' subsidiaries have jointly and severally guaranteed the Ames Senior Notes on a full and unconditional basis. Separate financial statements of those subsidiaries have not been included herein because management has determined that they are not material to investors.

     The consolidated condensed balance sheet at February 3, 2001 was obtained from audited financial statements previously filed with the SEC in the Company's Annual Report on Form 10-K for the fiscal year ended February 3, 2001 (the "2000 Form 10-K"). The accompanying unaudited consolidated condensed financial statements should be read in conjunction with the financial statements and Notes thereto included in the 2000 Form 10-K.

2.       Acquisition of Goldblatt's Leases:
-------------------------------------------

     In April 2000, the Company consummated its purchase of the leases for seven stores from Goldblatt's Department Stores, Inc. for a cash purchase price of $7.6 million.

3.       Net Loss Per Common Share:
-----------------------------------

     Net loss per share was determined using the weighted average number of common shares outstanding. Diluted net loss per share was equal to basic net loss per share because inclusion of common stock equivalents would have been anti-dilutive. During the quarter ended May 5, 2001, no options were exercised. During the quarter ended April 29, 2000, options representing 139,382 shares of Common Stock were exercised and 100,000 Series B Warrants were converted.

4.       Inventories:
---------------------

     Inventories are valued at the lower of cost, using the first-in,  first-out
(FIFO) method, or market and include the capitalization of transportation and distribution center costs.

5.       Debt:
--------------

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

     In addition, if the Company's incremental borrowing capacity under the Credit Agreement averages below a specified level (the "Fixed Charge Availability") over a five-day period, then the Company must be in compliance with a fixed charge coverage ratio until the Company's borrowing capacity is above the Fixed Charge Availability for a specified period of time. The Company is currently in compliance with the fixed charge coverage ratio. The Credit Agreement also restricts the payment of cash dividends.

     As of May 5, 2001, borrowings of $560.3 million were outstanding under the Credit Agreement. These borrowings are included in long-term debt in the accompanying consolidated condensed balance sheet as of May 5, 2001. In addition, $30.6 and $5.8 million of standby and trade letters of credit, respectively, were outstanding under the Credit Agreement. The weighted average interest rate on the borrowings for the thirteen weeks ended May 5, 2001 was 9.3%. The peak borrowing level through May 5, 2001 was $561.7 million and occurred in the fiscal month of April 2001.

     Senior Notes due 2003

     The 12.5% Senior Notes due 2003 (the "Hills Senior Notes") were, at the time of the acquisition of Hills, an unsecured obligation of Hills. The Company has Hills Senior Notes with a recorded value of $44.3 million outstanding as of May 5, 2001. The Hills Senior Notes pay interest in January and June and mature July 2003.

     Senior Notes due 2006

     The Company has $200 million of its 10% seven-year senior notes (the "Ames Senior Notes") outstanding as of May 5, 2001. The Ames Senior Notes pay interest semi-annually in April and October and mature April 2006.


6.       Stock Options:
-----------------------

     The Company has four stock option plans (the "Option Plans"): the 1994 Management Stock Option Plan, the 1994 Non-Employee Directors Stock Option Plan (as amended), the 1998 Management Stock Incentive Plan, as amended and restated, and the 2000 Store Manager Stock Option Plan.

     The Company accounts for its stock option plans under Accounting Principles Board ("APB") Opinion No. 25. Had compensation cost for the Company's stock option grants been determined in accordance with SFAS No. 123, the Company's net income and net income per common share for quarters ended May 5, 2001 and April 29, 2000 would have approximated the pro forma amounts below:


                                                                For the Thirteen
                                                                   Weeks Ended
                                                       ------------------------------
                             (In Thousands)                May 5,           April 29,
                                                           2001              2000
                                                       ------------      ------------
              Net loss:
              As reported                                ($27,732)         ($29,085)
              Pro forma                                  ($30,178)         ($31,482)

              Basic net loss per common share: (a)
              As reported                                  ($0.94)           ($0.99)
              Pro forma                                    ($1.03)           ($1.07)

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

7.       Income Taxes:
----------------------

     The Company's estimated annual effective income tax rate for each year was applied to the loss before income taxes for the thirteen weeks ended May 5, 2001 and April 29, 2000 to compute a non-cash income tax benefit. The income tax benefit is included in current deferred taxes in the accompanying consolidated condensed balance sheet as of May 5, 2001 and April 29, 2000. The Company currently expects that, as a result of the seasonality of the Company's business, this year's income tax benefit will be offset by non-cash income tax expense in the remaining interim periods.

8.       Commitments and Contingencies:
---------------------------------------

     Reference can be made to the 2000 Form 10-K (Item 3 - Legal Proceedings) for various litigation involving the Company, for which there were no material changes since the filing date of the 2000 Form 10-K.

9.       Closed Store Reserves:
-------------------------------

     The Company has established reserves against the costs associated with the closure of a number of stores. The following items represent the major components of the change in the closed store reserves.

                                 Balance 2/3/01                                 $179,365
                                          Lease costs                              2,602
                                          Fixed asset write-downs                 29,457
                                          Other occupancy costs                    4,038
                                          Severance                                  471
                                                                             ------------
                                 Balance 5/5/01                                 $142,797
                                                                             ============

10.      Recently Issued Accounting Pronouncements:
---------------------------------------------------

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

Store Closings
--------------

     In our annual report on Form 10-K for the year ended February 3, 2001 ("Fiscal 2000") we disclosed the planned closing of thirty-two stores. We completed the closing of the thirty-two stores by the end of March 2001. All but one of the stores were under-performing stores that were acquired in the Hills Stores Company acquisition in December 1998; the other store was closed as a result of the expiration of its lease.

Results of Operations
---------------------

     The following table illustrates the consolidated results of operations for the thirteen weeks ended May 5, 2001, as compared to the consolidated results of operations for the thirteen weeks ended April 29, 2000.


                                                         May 5,             April 29,           Percentage
                                                          2001                2000                Change
                                                      --------------      --------------      ----------------
                                                                (In thousands)
Net sales                                                  $793,687            $830,657             (4.5)%
Leased department and other income                            9,149               9,259             (1.2)%
                                                      --------------      --------------
Total revenue                                               802,836             839,916             (4.4)%
Costs and expenses:
      Cost of merchandise sold                              565,956             602,924             (6.1)%
      Selling, general, and administrative expense          238,715             247,415             (3.5)%
      Depreciation and amortization expense, net             19,636              17,697              11.0%
      Interest and debt expense, net                         23,258              18,792              23.8%
                                                      --------------      --------------
Loss before income taxes                                   (44,729)            (46,912)
Income tax benefit                                           16,997              17,827
                                                      --------------      --------------
Net loss                                                  ($27,732)           ($29,085)
                                                      ==============      ==============

     The decrease in net sales is primarily attributable to a comparable store sales decrease of 6.8% for the quarter compared to the first quarter of Fiscal 2000. Comparable store sales were negatively affected by very poor weather conditions during March 2001.

     Gross margin as a percentage of sales improved to 28.7% from 27.4% during the first quarter of fiscal 2001 compared to the same period in Fiscal 2000. The improvement is the result of reduced markdowns achieved through the inventory management initiatives we began in Fiscal 2000.

     The decrease in selling, general and administrative expenses primarily resulted from cost reduction programs and the closing of the thirty-two stores. Selling, general and administrative expenses as a percentage of sales increased slightly from 29.8% to 30.1% for the period as compared to last year; the increase was primarily a result of lower than expected sales.

     The increase in depreciation and amortization expense is primarily a result of additional depreciation associated with the new store and remodeling expenditures incurred during Fiscal 2000. Capital expenditures for Fiscal 2000 were $127.1 million, of which $86.9 million was incurred after the first quarter.

     The increase in interest expense is mainly attributable to a higher level of borrowings under our credit facility.

     Our estimated annual effective income tax rate for each year was applied to the loss before income taxes for each period to compute a non-cash income tax benefit. The income tax benefits are included in current assets in the consolidated condensed balance sheets as of May 5, 2001 and April 29, 2000. We currently expect that, as a result of the seasonality of our business, this year's income tax benefit will be offset by non-cash income tax expense in the remaining interim periods.

Liquidity and Capital Resources
-------------------------------

Current Year

     The following table reflects certain balance sheet account balances as of the end of the current year fiscal quarter compared to the same account balances as of the beginning of the current fiscal quarter.

                                               May 5,             February 3,                        Percentage
                                                2001                 2001             Change           Change
                                            --------------      ----------------    ------------    -------------
                                                                (In thousands)
                                            ----------------------------------------------------
Cash and cash equivalents                         $44,440               $49,761        ($5,321)          (10.7)%
Merchandise inventories                           837,476               744,132          93,344            12.5%
Net fixed assets                                  494,020               547,999        (53,979)           (9.9)%
Trade accounts payable                            321,931               345,915        (23,984)           (6.9)%
Store closing reserves                            142,797               179,365        (36,568)          (20.4)%
Long-term debt                                    804,552               606,057         198,495            32.8%
Capital lease and financing obligations           133,963               165,365        (31,402)          (19.0)%

     The decrease in our cash position was primarily due to merchandise inventory purchases, reduction of accounts payable, and payments of deferred financing costs and capital expenditures. These cash reductions were largely offset by additional credit agreement borrowings of $198.5 million.

     The  increase  in  merchandise   inventories  from  February  3,  2001  was
principally due to a normal seasonal build-up.

     The  decrease  in net  fixed  assets  was due to  fixed  asset  retirements totaling $65.1 million (including capital lease retirements), primarily associated with the thirty-two stores that were closed, and $21.4 million in depreciation expense partially offset by $14.7 million in capital expenditures and $3.9 million in capital lease additions.

     The decrease in trade accounts payable was principally the result of the payment for merchandise for which extended dating had been obtained and which became due in the quarter, partially offset by the seasonal build-up of inventories referenced above.

     Store closing reserves decreased primarily as a result of costs related to the thirty-two store closings, including $29.5 million in fixed asset write-downs, $0.5 million in severance costs and $6.6 million in occupancy costs.

     Long-term debt as of May 5, 2001 consisted of borrowings under our credit facility of $560.3 million, $200.0 million of the Ames senior notes, and $44.3 million of the Hills senior notes. The increase of $198.5 million in borrowings under our credit facility was due to the normal seasonal build-up of inventories as well as the negative impact of severe weather on March sales, which were well below plan.

     The decrease in capital lease and financing obligations was due to $31.2 million in write-offs associated with the closing of the thirty-two stores as referenced above and $4.1 million in payments on capital lease obligations partially offset by $3.9 million in capital lease additions.

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

     Achievement of expected cash flows from operations and compliance with our credit agreement covenants (see Note 5 to the consolidated financial statements) are dependent upon the attainment of sales, gross profit, expense levels, vendor relations, and flow of merchandise that are consistent with our financial projections. Although margin rates have been better than in the prior year and expenses have been well controlled, our sales shortfall has affected our liquidity. In order to meet our needs for working capital, capital expenditures and debt service requirements, we may need to explore other alternatives, including additional borrowings or a strategic alliance with another company.

Comparable Quarters

     The following table reflects certain balance sheet account balances as of the end of the current fiscal quarter compared to the same account balances at the end of the Fiscal 2000 first quarter.

                                               May 5,              April 29,                         Percentage
                                                2001                 2000             Change           Change
                                            --------------      ----------------    ------------    -------------
                                                                  (In thousands)
                                            ----------------------------------------------------
Cash and cash equivalents                         $44,440               $44,045            $395            0.90%
Merchandise inventories                           837,476               987,919       (150,443)          (15.2)%
Net fixed assets                                  494,020               521,432        (27,412)           (5.3)%
Trade accounts payable                            321,931               328,441         (6,510)           (2.0)%
Store closing reserves                            142,797                54,303          88,494           163.0%
Long-term debt                                    804,552               673,782         130,770            19.4%
Capital lease and financing obligations           133,963               176,020        (42,057)          (23.9)%

     The decrease in merchandise inventories from April 29, 2000 was due to our inventory management initiatives which included reducing our inventory levels in response to economic conditions.

     The reduction in net fixed assets resulted from write-offs primarily associated with the closing of thirty-two stores, as referenced above, and $86.5 million in depreciation expense offset by $101.6 million in capital expenditures and $8.4 million in capital lease additions incurred during the twelve months ended May 5, 2001.

     The decrease in trade accounts payable from April 29, 2000 primarily resulted from our efforts to minimize merchandise inventory levels as previously discussed.

     Store closing reserves increased as a result of the $129.8 million charge taken in the fourth quarter of Fiscal 2000 offset by $41.3 million in usage as previously discussed.

     Our sales results in the fiscal month of March were negatively impacted by severe weather and were well below plan, contributing directly to increased borrowings and the increase in long-term debt.

     The decrease in capital lease and financing obligations was due to $31.2 million in write-offs associated with the closing of the thirty-two stores as referenced above and $22.3 million in payments on capital lease obligations partially offset by $8.4 million in capital lease additions.

Forward-looking Statements
--------------------------

     The statements contained or incorporated by reference under the captions "Business," "Legal Proceedings," "Management's Discussion and Analysis of Financial Condition and Results of Operations," "Quantitative and Qualitative Disclosures about Market Risk" and elsewhere in this Form 10-Q that are not historical facts are "forward-looking statements," as that term is defined in the Private Securities Litigation Reform Act of 1995. Those statements include all discussions of strategy as well as statements that contain such forward-looking expressions as "believes," "estimates," "intends," "may," "will," "should," or "anticipates" or the negative thereof. In addition, from time to time, our representatives or we have made or may make forward-looking statements orally or in writing. Furthermore, forward-looking statements may be included in our filings with the Securities and Exchange Commission as well as in the press releases or oral presentations made by or with the approval of one of our authorized executive officers.

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

     Our financial performance is sensitive to changes in overall economic conditions that impact consumer spending, particularly discretionary spending. Future economic conditions affecting disposable consumer income such as employment levels, business conditions, fuel and energy costs, interest rates, and tax rates could reduce consumer spending or cause consumers to shift their spending to other products. A general slowdown in the United States' economy or an uncertain economic outlook would adversely affect consumer spending habits, which would likely result in lower net sales than expected on a quarterly or annual basis. A general reduction in the level of discretionary spending or shifts in consumer discretionary spending to other products could adversely affect our growth, net sales, and profitability. Our operating results may be adversely affected by unfavorable local, regional or national economic conditions, especially those affecting the Northeast, Midwest or Mid-Atlantic Regions where our 452 stores are currently located.

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

     Substantially all of our assets are encumbered by debt incurred through our credit agreement borrowings. At May 5, 2001, the amount of credit agreement debt outstanding was $560.3 million. As of June 18, 2001, we were in compliance with the fixed charge coverage ratio and other covenants contained in our credit agreement. However, if we fail to comply with all of the covenants contained in the credit agreement or otherwise default on our secured debt, the lender could foreclose against our assets and effectively force a termination of our business. In addition, our leveraged position impairs our ability to obtain additional financing to fund working capital requirements, capital expenditures or other purposes.

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

     We incurred a net loss of $27.7 million in our first quarter ended May 5, 2001 and, to date, consistent with normal seasonal patterns as discussed above, we have continued to incur net losses in the second quarter in our current fiscal year. There can be no assurance that losses will not continue in the future. If losses do continue to occur, we will likely need to obtain additional capital to continue our operations.

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

     We do not speculate on the future direction of interest rates. As of May 5, 2001, approximately $560.3 million of our debt bore interest at variable rates. We believe that the effect, if any, of reasonably possible near term changes in interest rates on our consolidated financial position, results of operations or cash flows would not be significant.

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

Item 4.           Submission of Matters to a Vote of Security Holders.

     On May 16, 2001, the Company sent a notice of the annual meeting and a proxy statement to its stockholders. The notice of meeting announced that the Annual Meeting of Stockholders would be held Tuesday, June 12, 2001, to consider and act upon the following matters: (a) the election of seven (7) directors for a term of one year or until their successor(s) have been elected and qualified;
(b) the approval of amendments to the 1994 Non-Employee Directors Stock Option Plan; (c) the ratification of the appointment of Arthur Andersen LLP as independent certified public accountants and auditors for the Company for the fiscal year ending February 02, 2002; and (d) the transaction of such other business as may properly come before the meeting or any adjournment(s) thereof.

     The results of the meeting will be reported in the Quarterly Report for the Company's fiscal quarter ending August 4, 2001.

Item 6.           Exhibits and Reports on Form 8-K.

(a)      Index to Exhibits

                 Exhibit No.          Exhibit                                                             Page No.
                 -----------          -------                                                             --------

                 11                   Schedule of computation of basic and diluted net income (loss)         16
                                      per share

                 12                   Ratio of Earnings to Fixed Charges                                     17


(b)      Reports on Form 8-K

     On March 12, 2001, the Company filed its Senior Secured Financing Agreement dated as of March 2, 2001 between the Company and GE Capital on Form 8-K. There were no other reports on Form 8-K filed with the Securities and Exchange Commission during the first quarter.

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


                                                                            AMES DEPARTMENT STORES, INC.
                                                                                    (Registrant)


Dated:               June 18, 2001                               /s/ JOSEPH R. ETTORE
                                                                 --------------------
                                                                 Joseph R. Ettore, Chairman, Chief Executive
                                                                 Officer, and Director



Dated:               June 18, 2001                               /S/ ROLANDO de AGUIAR
                                                                 ---------------------
                                                                 Rolando de Aguiar, Senior Executive Vice
                                                                 President, Chief Financial and Administrative Officer



                                                                                                                         Exhibit 11

                  AMES DEPARTMENT STORES, INC. AND SUBSIDIARIES
         SCHEDULE OF COMPUTATION OF BASIC AND DILUTED EARNINGS PER SHARE
                    (In Thousands, Except Per Share Amounts)


                                                                           For the Thirteen
                                                                              Weeks Ended
                                                                 --------------------------------------
                                                                     May 5,                April 29,
                                                                      2001                   2000
                                                                 ---------------         --------------

Net loss.....................................................        ($27,732)              ($29,085)
                                                                 ===============         ==============
For Basic Earnings Per Share:
Weighted average number of common shares outstanding
     during the period.......................................          29,397  (b)            29,336  (b)
                                                                 ---------------         --------------
Basic net loss per share.....................................          ($0.94)                ($0.99)
                                                                 ===============         ==============
For Diluted Earnings Per Share:
Weighted average number of common shares outstanding
     during the period.......................................          29,397  (b)            29,336  (b)
Add common stock equivalent shares represented by:
     Series B Warrants.......................................             ---                     12
     Options under the 1994 Management Stock Option
          Plan and 1998 Stock Incentive Plan.................             ---                    242
     Options under the 1994 Non-Employee Director Stock
          Option Plan........................................             ---                     50
     Options under the 2000 Store Manager Stock Option Plan                95                    ---
                                                                 ---------------         --------------
Weighted average number of common and common
     equivalent shares.......................................          29,397                 29,336
                                                                 ===============         ==============
Diluted net loss per share...................................          ($0.94) (a)            ($0.99) (a)
                                                                 ===============         ==============

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


                                                                                                                         Exhibit 12

                  AMES DEPARTMENT STORES, INC. AND SUBSIDIARIES
                       RATIO OF EARNINGS TO FIXED CHARGES
                        (In Thousands, Except Ratio Data)


                                Thirteen
                              Weeks Ended
                                                                        Fiscal Year Ended
                              -------------  -------------------------------------------------------------------------

                                 May 5,      February 3,    January 29,    January 30,     January 31,    January 25,
                                  2001          2001           2000            1999           1998           1997
                              -------------  ------------   ------------   -------------   ------------   ------------

Income (loss) before income
    taxes, extraordinary item
    and cumulative effect
    adjustment                    (44,729)     (288,377)       (31,355)          52,605         53,633         26,804

Add:
    Interest expense                23,258        87,961         60,843          15,253         11,600         19,043
    Interest component of
    rental expense                  11,218        28,876         29,253          21,121         18,409         16,541
                              -------------  ------------   ------------   -------------   ------------   ------------
Earnings available for fixed
    charges                       (10,253)     (171,540)         58,741          88,979         83,642         62,388

Fixed Charges:
    Interest expense                23,258        87,961         60,843          15,253         11,600         19,043
    Interest component of
    rental expense                  11,218        28,876         29,253          21,121         18,409         16,541
                              -------------  ------------   ------------   -------------   ------------   ------------

Total fixed charges                 34,476       116,837         90,096          36,374         30,009         35,584

Ratio of earnings to fixed
     charges                        (0.3)x        (1.5)x           0.7x            2.4x           2.8x           1.8x


     For the purpose of calculating the ratio of earnings to fixed charges, earnings consist of income before income taxes, extraordinary item and cumulative effect adjustment plus fixed charges (net of capitalized interest). Fixed charges consist of interest expense on all indebtedness and capitalized interest, amortized premiums, discounts and capitalized expenses related to indebtedness, and one-third of rent expense on operating leases representing that portion of rent expense deemed by us to be attributable to interest. For the thirteen weeks ended May 5, 2001 and the fiscal year ended February 3, 2001, the amount of additional earnings that would have been required to cover fixed charges for these periods was $44.7 million and $288.4 million, respectively.