Form 10-Q
period 2001-08-04
AMES DEPARTMENT STORES INC
filed 2001-09-24
CIK 6071

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended            August 4, 2001
                                -----------------------------------


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to
                               -----------------  --------------------


                         Commission File Number 1-05380

                          AMES DEPARTMENT STORES, INC.
                          ----------------------------
             (Exact name of registrant as specified in its charter)


           Delaware                                    04-2269444
-------------------------------          ---------------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
 incorporation or organization)


2418 Main Street, Rocky Hill, Connecticut                       06067
-----------------------------------------                   ------------
(Address of principal executive offices)                     (Zip Code)


Registrant's telephone number including area code:           (860) 257-2000
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

                              YES [X]     NO [ ]


     29,408,057 shares of Common Stock were outstanding on August 31, 2001.


                            Exhibit Index on page 20

NY2:\1079784\01\N56001!.DOC\15079.0001

                  AMES DEPARTMENT STORES, INC. AND SUBSIDIARIES

                                    FORM 10-Q

                      FOR THE QUARTER ENDED AUGUST 4, 2001


                                    I N D E X

                                                                                                       Page
                                                                                                       ----
PART I:         FINANCIAL INFORMATION

     ITEM 1.        Consolidated Condensed Statements of Operations                                     3
                       for the Thirteen Weeks and Twenty-Six weeks ended August 4, 2001 and July 29, 2000

                    Consolidated Condensed Balance Sheets as of                                         4
                       August 4, 2001, February 3, 2001, and July 29, 2000

                    Consolidated Condensed Statements of Cash Flows                                     5
                       for the Twenty-Six Weeks ended August 4, 2001 and July 29, 2000

                    Notes to Consolidated Condensed Financial Statements                                6

     ITEM 2.        Management's Discussion and Analysis of Financial
                       Condition and Results of Operations                                              12

     ITEM 3.        Quantitative and Qualitative Disclosures about Market Risk                          18


PART II:        OTHER INFORMATION

     ITEM 1.        Legal Proceedings                                                                   19


     ITEM 4.        Submission of Matters to a Vote of Security Holders                                 19

     ITEM 6.        Exhibits and Reports on Form 8-K                                                    20



                                     PART I
ITEM 1.
                              FINANCIAL INFORMATION

                  AMES DEPARTMENT STORES, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                             (DEBTORS-IN-POSSESSION)
                    (In Thousands, Except Per Share Amounts)
                                   (Unaudited)

                                                                  For the Thirteen                     For the Twenty-Six
                                                                     Weeks Ended                           Weeks Ended
                                                             August 4,         July 29,            August 4,         July 29,
                                                                2001             2000                 2001             2000
                                                            -------------    -------------        -------------    -------------
     Total net sales                                            $806,014         $872,034           $1,599,701       $1,702,691
     Leased department and other income                           10,165           10,544               19,314           19,803
                                                            -------------    -------------        -------------    -------------

TOTAL REVENUE                                                    816,179          882,578            1,619,015        1,722,494

COSTS AND EXPENSES
     Cost of merchandise sold                                    581,464          630,881            1,147,420        1,233,805
     Selling, general and administrative expenses                236,297          248,166              475,012          495,581
     Depreciation and amortization expense, net                   18,836           17,240               38,472           34,937
     Interest and debt expense, net                               22,206           21,953               45,464           40,745
                                                            -------------    -------------        -------------    -------------

LOSS BEFORE INCOME TAXES                                        (42,624)         (35,662)             (87,353)         (82,574)
                                                            -------------    -------------        -------------    -------------
     Intraperiod income tax benefit                               16,197           13,551               33,194           31,378
     Deferred tax asset valuation allowance adjustment         (250,000)             --              (250,000)             --
                                                            -------------    -------------        -------------    -------------
     Income tax (provision) benefit                            (233,803)           13,551            (216,806)           31,378
                                                            -------------    -------------        -------------    -------------

NET LOSS                                                      $(276,427)        $(22,111)           $(304,159)        $(51,196)
                                                            =============    =============        =============    =============

     Weighted average number of common shares outstanding        29,408           29,404               29,401           29,365
                                                            =============    =============        =============    =============

     Net loss per share                                       $   (9.40)          $(0.75)             $(10.35)          $(1.74)
                                                            =============    =============        =============    =============



             (The accompanying Notes are an integral part of these
                 consolidated condensed financial statements.)

                  AMES DEPARTMENT STORES, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                             (DEBTORS-IN-POSSESSION)
               (In Thousands, Except Shares and Per Share Amounts)

                                                                             (Unaudited)                             (Unaudited)
                                                                           ----------------   -----------------   -----------------
                                                                              AUGUST 4,            FEBRUARY 3,        JULY 29,
                                                                                2001                 2001               2000
                                                                           ----------------   -----------------   -----------------
                                            ASSETS
Current Assets:
     Cash and cash equivalents                                                       $19,322            $49,761          $31,305
     Receivables                                                                      32,335             17,039           32,262
     Merchandise inventories                                                         709,234            744,132          885,894
     Deferred taxes, net                                                              17,771             17,771           60,232
     Prepaid expenses and other current assets                                        33,074             41,494           41,402
                                                                             ----------------    ---------------    -------------
          Total current assets                                                       811,736            870,197        1,051,095
                                                                             ----------------    ---------------    -------------

Fixed Assets                                                                         722,243            761,903          706,522
     Less - Accumulated depreciation and amortization                              (242,086)          (213,904)        (167,245)
                                                                             ----------------    ---------------    -------------
          Net fixed assets                                                           480,157            547,999          539,277
                                                                             ----------------    ---------------    -------------

Other assets and deferred charges                                                     68,119             56,490           60,850
Deferred taxes, net                                                                  195,085            411,891          346,055
Beneficial lease rights, net                                                          39,277             50,675           54,899
Goodwill, net                                                                         57,199             58,475           59,750
                                                                             ----------------    ---------------    -------------
                                                                                  $1,651,573         $1,995,727       $2,111,926
                                                                             ================    ===============    =============

                             LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
     Accounts payable:
          Trade                                                                     $303,159           $345,915         $227,834
          Other                                                                       80,355             78,371           93,152
                                                                               --------------    ---------------    -------------
               Total accounts payable                                                383,514            424,286          320,986
                                                                               --------------    ---------------    -------------

Current portion of capital lease and financing obligations                            19,018             19,018           22,057
Self-insurance reserves                                                               27,852             29,878           28,346
Accrued expenses and other current liabilities                                       105,431            114,205          112,144
Store closing reserves                                                               135,745            179,365           52,667
Current portion of Long Term Debt                                                    465,870                 --               --
                                                                               --------------    ---------------    -------------
     Total current liabilities                                                     1,137,430            766,752          536,200
                                                                               --------------    ---------------    -------------

Long-term debt                                                                       244,147            606,057          752,761
Capital lease and financing obligations                                              128,615            165,365          170,220
Other long-term liabilities                                                           39,580             49,256           52,761
Excess of revalued net assets over equity under fresh-start reporting                  8,638             11,715           14,791
Commitments and contingencies (see Note 8) Stockholders' Equity:
     Preferred stock (3,000,000 shares authorized; no shares issued or outstanding at August 4, 2001, February 3, 2001 and July 29,
       2000; par value per share $.01)                                                   ---                ---              ---
     Common stock (40,000,000 shares authorized; 29,488,552, 29,473,552
       And 29,404,587 shares outstanding at August 4, 2001, February
       3, 2001 and July 29, 2000, respectively; par value per share $.01)                295                295              296
     Additional paid-in capital                                                      533,394            532,654          531,872
     (Accumulated deficit) Retained earnings                                       (439,604)          (135,445)           53,947
     Treasury stock (80,495 shares at August 4, 2001, February 3, 2001
       and July 29, 2000, respectively, at cost)                                       (922)              (922)            (922)
                                                                               --------------    ---------------    -------------
          Total stockholders' equity                                                  93,163            396,582          585,193
                                                                               --------------    ---------------    -------------
                                                                                  $1,651,573         $1,995,727       $2,111,926
                                                                               ==============    ===============    =============

              (The accompanying Notes are an integral part of these
                  consolidated condensed financial statements.)

                  AMES DEPARTMENT STORES, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                             (DEBTORS-IN-POSSESSION)
                                 (In Thousands)

                                   (Unaudited)

                                                                                   FOR THE TWENTY-SIX
                                                                                       WEEKS ENDED
                                                                         ----------------------------------------
                                                                             AUGUST 4,            JULY 29,
                                                                               2001                 2000
                                                                         ------------------  --------------------
Cash flows from operating activities:
      Net loss                                                                  ($304,159)             ($51,196)
      Expenses not requiring the outlay of cash:
           Income tax (provision) benefit                                          216,806              (31,378)
           Depreciation and amortization of fixed and other assets                  40,358                38,988
           Amortization of debt discounts and deferred financing costs               3,511                 2,400
                                                                         ------------------  --------------------
Cash used by operations before changes in working capital and
store closing activities                                                          (43,484)              (41,186)
Changes in working capital:
      Increase in receivables                                                     (15,296)               (6,960)
      Decrease (Increase) in merchandise inventories                                34,898              (54,507)
      Decrease in accounts payable                                                (40,772)             (100,594)
      Decrease in accrued expenses and other liabilities                          (16,768)              (22,447)
       Decrease (increase) in other working capital and other, net                   8,420               (9,072)
Changes due to store closing activities:
      Payments of store closing costs                                             (14,153)               (2,801)
                                                                         ------------------  --------------------
Net cash used for operating activities                                            (87,155)             (237,567)
                                                                         ------------------  --------------------
Cash flows from investing activities:
      Purchases of fixed assets                                                   (20,893)              (76,574)
      Purchases of leases                                                                -               (7,026)
                                                                         ------------------  --------------------
Net cash used for investing activities                                            (20,893)              (83,600)
                                                                         ------------------  --------------------
Cash flows from financing activities:
      Borrowings under the revolving credit facilities, net                        104,076               333,844
      Payments on debt and capital lease obligations                              (10,040)              (10,256)
      Repurchase of Hills Senior Notes                                                   -               (2,852)
      Deferred financing costs                                                    (16,427)                   ---
      Purchase of treasury stock                                                                             (8)
      Proceeds from the exercise of options and warrants, net                           -                  1,132
                                                                         ------------------  --------------------
Net cash provided by financing activities                                           77,609               321,860
                                                                         ------------------  --------------------
(Decrease) increase in cash and cash equivalents                                  (30,439)                   693
Cash and cash equivalents, beginning of period                                      49,761                30,612
                                                                         ------------------  --------------------
Cash and cash equivalents, end of period                                           $19,322               $31,305
                                                                         ==================  ====================

Supplemental disclosure of cash flow information: Cash paid
    during the period for:
           Interest and debt fees not capitalized                                  $45,833               $35,882
           Income taxes                                                                124                 1,654


              (The accompanying Notes are an integral part of these
                  consolidated condensed financial statements.)

                          AMES DEPARTMENT STORES, INC.
                                AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                             (DEBTORS-IN-POSSESSION)

                                   (Unaudited)


1.       BASIS OF PRESENTATION :

         In the opinion of management, the accompanying unaudited consolidated condensed financial statements of Ames Department Stores, Inc. (a Delaware corporation) and subsidiaries (collectively "Ames" or the "Company") contain all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of such financial statements for the interim periods. Due to the seasonality of the Company's operations, the results of its operations for the interim period ended August 4, 2001 may not be indicative of total results for the full year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations promulgated by the Securities and Exchange Commission (the "SEC"). Certain prior year amounts have been reclassified to conform to the presentation used for the current year. Pursuant to the indenture governing the Ames Senior Notes (as defined in Note 5), all of Ames' subsidiaries have jointly and severally guaranteed the Ames Senior Notes on a full and unconditional basis. Separate financial statements of those subsidiaries have not been included herein because management has determined that they are not material to investors.

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

         The accompanying unaudited consolidated condensed financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities and commitments in the normal course of business and do not reflect any adjustments that might result if the Company is unable to continue as a going concern. The filing of the voluntary Chapter 11 petitions referred to below, losses from operations and negative cash flow from operations raise doubt about the Company's ability to continue as a going concern. The appropriateness of using a going concern basis is dependent upon, among other things, confirmation of a plan or plans of reorganization, future profitable operations and the ability to generate cash from operations and financing sources sufficient to meet obligations. As a result of the filing of the Chapter 11 cases and related circumstances, realization of assets and liquidation of liabilities is subject to significant uncertainty. While under the protection of Chapter 11, the Debtors (as defined below in Note 2) may sell or otherwise dispose of assets, and liquidate or settle liabilities for amounts other than those reflected in the consolidated condensed financial statements. Further, a plan or plans of reorganization could materially change the amounts reported in the accompanying consolidated condensed financial statements. The consolidated condensed financial statements do not include any adjustments relating to recoverability of the value of recorded asset amounts or the amount and classification of liabilities that might be necessary as a consequence of a plan of reorganization. The Company anticipates significant adjustments to the consolidated condensed financial statements as a result of applying the provisions of Statement of Position 90-7 "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" during the proceedings. At this time, it is not possible to predict the outcome of the Chapter 11 cases or their effect on the Company's business, its financial position, results of operations or cash flows. If it is determined that the liabilities subject to compromise in the Chapter 11 cases exceed the fair value of the assets, unsecured claims may be satisfied at less than 100% of their face value and equity interests of the Company's stockholders may have no value. The Company believes the DIP Facilities (as defined below in Note 2), which received interim approval from the Bankruptcy Court (as defined below in Note 2) on August 20, 2001, should provide the Company with adequate liquidity to conduct its business while it prepares a reorganization plan. However, the Company's liquidity, capital resources, results of operations and ability to continue as a going concern are subject to known and unknown risks and uncertainties, including those set forth in Item 2 below under "Forward Looking Statements."

2.       SUBSEQUENT EVENTS

         A. STORE CLOSINGS

         On August 16, 2001 the Company announced that it will close 47 locations. The stores began liquidation sales immediately and are expected to close in October 2001. The Company is in the process of determining the charge related to these store closings and expects to report this amount in the third quarter, with consideration of the Chapter 11 filing discussed below.

         B. CHAPTER 11 FILING

         On August 20, 2001, subsequent to the close of the fiscal quarter ended August 4, 2001, the Company and each of its four subsidiaries (collectively, the "Debtors") filed voluntary petitions under Chapter 11 of the U.S. Bankruptcy Code (the "Bankruptcy Code") with the United States Bankruptcy Court for the Southern District of New York (the "Bankruptcy Court"). The Chapter 11 cases Nos. 01-42217 (REG) through 01-42221 (REG) (the "Chapter 11 Cases") have been consolidated for the purpose of joint administration. As of August 20, 2001, the Debtors are continuing to operate their business as debtors-in-possession under Chapter 11 of the Bankruptcy Code and are subject to the jurisdiction of the Bankruptcy Court.

         As a result of these filings, actions to collect pre-petition indebtedness are stayed and other contractual obligations against the Debtors may not be enforceable. In addition, under the Bankruptcy Code, the Debtors may assume or reject executory contracts, including real estate leases, employment contracts, personal property leases, service contracts and other unexpired executory pre-petition contracts, subject to Bankruptcy Court approval. Parties affected by these rejections may file claims with the Bankruptcy Court in accordance with the Bankruptcy Code. The Debtors cannot presently determine or reasonably estimate the ultimate liability that may result from the filing of claims for all contracts that may be rejected. Substantially all pre-petition liabilities are subject to settlement under a plan of reorganization to be voted on by the creditors and equity holders and approved by the Bankruptcy Court. Although the Debtors expect to file a reorganization plan or plans that provide for emergence from bankruptcy sometime during Fiscal Year 2002, there can be no assurance that a reorganization plan or plans will be proposed by the Debtors or confirmed by the Bankruptcy Court or that any such plan will be consummated.

         As provided by the Bankruptcy Code, the Debtors have the exclusive right to submit a plan of reorganization for 120 days from the date of the filing of the voluntary petitions. Further extension may be sought and may be granted or rejected by the Bankruptcy Court. If the Debtors fail to file a plan of reorganization during such period or if such plan is not accepted by the required number of creditors and equity holders within the required period, any party in interest may subsequently file its own plan of reorganization for the Debtors. A plan of reorganization must be confirmed by the Bankruptcy Court, upon certain findings being made by the Bankruptcy Court which are required by the Bankruptcy Code. The Bankruptcy Court may confirm a plan of reorganization notwithstanding the non-acceptance of the plan by an impaired class of creditors or equity holders if certain requirements of the Bankruptcy Code are met. A plan of reorganization also could result in holders of the Company's common stock receiving no value for their interest. The Chapter 11 filing, the uncertainty regarding the eventual outcome of the reorganization case and the effect of other unknown adverse factors could threaten the Company's existence as a going concern.

         At the first day hearing held on August 20, 2001 before Judge Robert E. Gerber, the Bankruptcy Court entered its first day orders granting authority to the Debtors to, among other things, pay pre-petition and post-petition employee wages, salaries, benefits and other employee obligations, pay certain administrative fees and insurance related obligations and honor customer service programs, including warranties, returns, layaways and gift certificates.

         Schedules will be filed with the Bankruptcy Court setting forth the assets and liabilities of the Debtors as of the filing date as shown by the Company's accounting records. Differences between amounts shown by the Company and claims filed by creditors will be investigated and, if necessary, unresolved diputes will be determined by the Bankruptcy Court. The ultimate settlement terms for such liabilities are subject to a plan of reorganization, and accordingly, are not presently determinable.

         Subsequent to the Chapter 11 filing and the issuance of the Company's second quarter earnings press release, the Company updated its financial forecast and determined that an increase in its valuation allowance for deferred tax assets was appropriate. Such adjustment has been reflected in the August 4, 2001 consolidated condensed financial statements. See Note 7 for additional information regarding the deferred tax asset valuation adjustment.

         C. DEBTOR-IN-POSSESSION CREDIT FACILITIES

         The Company entered into a $700 million Debtor-In-Possession Credit Agreement, dated as of August 20, 2001 (the "GECC DIP Facility"), with General Electric Capital Corporation ("GE Capital"). The Company also entered into a $55 million Credit Agreement, dated as of August 20, 2001 (the "Kimco DIP Facility" and, together with the GECC DIP Facility, the "DIP Facilities"), with Kimco Funding, LLC ("Kimco"). See
         Note 5 for a more detailed description of the DIP Facilities.

         On August 20, 2001, the Bankruptcy Court signed an Interim Order approving usage of the DIP Facilities.

3.       NET LOSS PER COMMON SHARE:

         Net loss per share was determined using the weighted average number of common shares outstanding. Diluted net loss per share was equal to basic net loss per share because inclusion of common stock equivalents would have been anti-dilutive. During the quarter ended August 4, 2001, no options were exercised. During the quarter ended July 29, 2000, options representing, 1,600 shares of Common Stock were exercised.

4.       INVENTORIES:

         Inventories are valued at the lower of cost, using the first-in, first-out (FIFO) method, or market and include the capitalization of transportation and distribution center costs.

5.       DEBT:

         As a result of the Chapter 11 filing (see Note 2), the Ames Senior Notes and the Hills Senior Notes (see below) will be classified as "liabilities subject to settlement under the reorganization case." No principal or interest payments will be made without Bankruptcy Court approval until a reorganization plan defining the repayment terms has been approved. The Company expects to write off deferred financing costs of approximately $21.9 million associated with this long-term debt as well as the Prior Credit Facility (as defined below).

         DEBTOR-IN-POSSESSION CREDIT FACILITIES

         On August 20, 2001, the Company entered into the DIP Facilities. The GECC DIP Facility consists of a $575 million Tranche A Revolver (including a Swing Line Commitment of $30 million as a subfacility thereof), a $50 million fully drawn Tranche B Revolver and a $75 million Term Loan. The GECC DIP Facility has a sublimit of $50 million for the issuance of letters of credit. Amounts borrowed under the Tranche A and Tranche B Revolvers bear interest at the Index Rate plus 1.50% per annum or, at the election of the Company, the applicable LIBOR Rate plus 2.75% per annum. Amounts borrowed under the Term Loan bear interest at the Index Rate plus 5.25% per annum. The Company must also pay an unused commitment fee equal to 0.35% per annum multiplied by the average unused daily balance of the Revolving Loan and the Swing Line Loan. The GECC DIP Facility terminates on the earliest of, among other things, August 20, 2003 and the effective date of a plan of reorganization in the Chapter 11 Cases. Proceeds from the GECC DIP Facility were used to repay in full the Prior Credit Facility (as defined below), and will be used to pay such transaction costs and expenses related to the Chapter 11 Case, to provide working capital and for other general corporate purposes.

         The GECC DIP Facility replaced the Company's former credit facility under the Credit Agreement dated as of March 2, 2001 (the "Prior Credit Facility") with GE Capital, as agent, and a syndicate of other banks and financial institutions. The Prior Credit Facility provided for a secured revolving credit facility of up to $750 million, with a sub-limit of $50 million for letters of credit, and a secured term facility for $50 million. On August 20, 2001, as part of its Interim Order, the Bankruptcy Court authorized the Company to use the proceeds of the GECC DIP Facility to repay the Company's outstanding indebtedness under the Prior Credit Facility.

         The lenders under the GECC DIP Facility have a super-priority claim against the estates of the Debtors (except with respect to the Company's right, title and interest in all real property leases in which the lenders under the Kimco DIP Facility have a first priority
         Lien).

         The Kimco DIP Facility consists of a $55 million term loan. Amounts borrowed under the Kimco DIP Facility bear interest at the Index Rate plus 6.00% per annum. The Company must also pay an additional fee on or prior to July 31, 2002 and each anniversary date thereof occurring on or prior to the maturity date equal to 0.33% multiplied by the aggregate principal amount of loans outstanding on such date. The Kimco DIP Facility terminates on the earliest of, among other things, August 20, 2003 and the effective date of a plan of reorganization in the Chapter 11 Cases. Proceeds from the Kimco DIP Facility will be used for the financing of (i) capital expenditures relating to the Company's real property assets, (ii) its operating expenses and (iii) intercompany loans to Ames Merchandising Corporation.

         The lenders under the Kimco DIP Facility have a priority claim against the estates of the Debtors, which ranks junior to the super-priority claims of the lenders under the GECC DIP Facility (except with respect to the Company's right, title and interest in all real property leases in which the lenders under the Kimco DIP Facility have a first priority lien).

         As of August 4, 2001, borrowings of $465.9 million were outstanding under the Prior Credit Facility. These borrowings are included in the current portion of long-term debt in the accompanying consolidated condensed balance sheet as of August 4, 2001. In addition, $33.9 and $2.8 million of standby and trade letters of credit, respectively, were outstanding under the Prior Credit Agreement. The weighted average interest rate on the borrowings for the thirteen weeks ended August 4, 2001 was 8.39%. The peak borrowing level through August 4, 2001 was $559.7 million and occurred in the fiscal month of May, 2001. These borrowings have been replaced by borrowings under the DIP Facilities described above.

         SENIOR NOTES DUE 2003

         The 12.5% Senior Notes due 2003 (the "Hills Senior Notes") were, at the time of the acquisition of Hills, an unsecured obligation of Hills. The Company had Hills Senior Notes with a recorded value of $44.1 million outstanding as of August 4, 2001. The Hills Senior Notes pay interest in January and June and mature July 2003. No principal or interest payments will be made without Bankruptcy Court approval until a reorganization plan defining the repayment terms has been approved.

         SENIOR NOTES DUE 2006

         The Company has $200.0 million of its 10% seven-year senior notes (the "Ames Senior Notes") outstanding as of August 4, 2001. The Ames Senior Notes pay interest semi-annually in April and October and mature April 2006. No principal or interest payments will be made without Bankruptcy Court approval until a reorganization plan defining the repayment terms has been approved.


6.       STOCK OPTIONS:

         The Company has four stock option plans (the "Option Plans"): the 1994 Management Stock Option Plan, the 1994 Non-Employee Directors Stock Option Plan (as amended), the 1998 Management Stock Incentive Plan, as amended and restated, and the 2000 Store Manager Stock Option Plan.

         The Company accounts for its stock option plans under Accounting Principles Board ("APB") Opinion No. 25. Had compensation cost for the Company's stock option grants been determined in accordance with SFAS No. 123, the Company's net income and net income per common share for quarters ended August 4, 2001 and July 29, 2000 would have approximated the pro forma amounts below

                                                FOR THE THIRTEEN              FOR THE TWENTY-SIX WEEKS
                                                   WEEKS ENDED                         ENDED
                                          ------------------------------    -----------------------------
             (In Thousands)                AUGUST 4,         JULY 29,        AUGUST 4,        JULY 29,
                                             2001              2000             2001            2000
                                          ------------      ------------    -------------    ------------
 Net loss:
 As reported                               ($276,427)         ($22,111)       ($304,159)       ($51,196)
 Pro forma                                 ($278,386)         ($24,645)       ($308,564)       ($56,097)

 Basic net loss per common share: (a)
 As reported                                  ($9.40)           ($0.75)         ($10.35)         ($1.74)
 Pro forma                                    ($9.47)           ($0.84)         ($10.50)         ($1.91)


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

7.       INCOME TAXES:

         The Company's estimated annual effective income tax rate for fiscal 2000 was applied to the loss before income taxes for the thirteen and twenty six weeks ended July 29, 2000 to compute a non-cash income tax benefit. The income tax benefit was included in current deferred taxes in the accompanying consolidated condensed balance sheet as of July 29, 2000.

         In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred taxes will be realized. Based on a number of factors, including the Company's filing for Chapter 11 Bankruptcy protection on August 20, 2001 as previously discussed and management's current financial forecasts, the Company has recorded an increase to the valuation allowance during the quarter ended August 4, 2001, resulting in a non-cash charge of $250 million. Management is in the process of updating these financial forecasts and projections for the purpose of submission to the Bankruptcy Court in anticipation of establishing a plan of reorganization. These financial projections and plan of reorganization will be subject to review and approval. As a result, the recorded valuation allowance will be subject to further adjustment in future periods.

8.       COMMITMENTS AND CONTINGENCIES:

         Reference can be made to the 2000 Form 10-K (Item 3 - Legal Proceedings) for various litigation involving the Company, for which there were no material changes since the filing date of the 2000 Form 10-K.

         On August 20, 2001, the Debtors filed their voluntary petitions for reorganization under Chapter 11 of the Bankruptcy Code with the United States Bankruptcy Court for the Southern District of New York, Case Nos. 01-42217 through 01-42221 (REG). All civil litigation commenced against the Debtors prior to that date has been stayed by operation of law.

9.       CLOSED STORE RESERVES:

         The Company has established reserves against the costs associated with the closure of a number of stores. The following items represent the major components of the change in the closed store reserves.

                                                         (in thousands)
             Balance 2/3/01                                 $179,365
                      Lease costs                              7,078
                      Fixed asset write-downs                 29,467
                      Other occupancy costs                    5,996
                      Severance                                1,079
                                                         ------------
             Balance 8/4/01                                 $135,745
                                                         ============

         The above activity is exclusive of any charges for the closing of the 47 stores announced subsequent to the end of the quarter and which will be recorded in the third quarter.

10.      RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS:

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

         During June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 141 " Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets". In addition to requiring the use of the purchase method for all business combinations, SFAS 141 requires intangible assets that meet certain criteria to be recognized as assets apart from gooodwill. SFAS 142 addresses accounting and reporting standards for acquired goodwill and other intangible assets, and generally, requires that goodwill and indefinite life intangible assets no longer be amortized but be tested for impairment annually. Finite life intangible assets will continue to be amortized over their useful lives. The impact of these statements on the Company's consolidated financial statements is currently being evaluated.

ITEM 2.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following discussion and analysis should be read in conjunction with the consolidated condensed financial statements and footnotes presented in this report.

CHAPTER 11 FILING

On August 20, 2001, subsequent to the close of the fiscal quarter ended August 4, 2001, the Company and each of its four subsidiaries (collectively, the "Debtors") filed voluntary petitions under Chapter 11 of the U.S. Bankruptcy Code (the "Bankruptcy Code") with the United States Bankruptcy Court for the Southern District of New York (the "Bankruptcy Court"). The Chapter 11 cases Nos. 01-42217 (REG) through 01-42221 (REG) (the "Chapter 11 Cases") have been consolidated for the purpose of joint administration. As of August 20, 2001, the Debtors are continuing to operate their business as debtors-in-possession under Chapter 11 of the Bankruptcy Code and are subject to the jurisdiction of the Bankruptcy Court.

As a result of these filings, actions to collect pre-petition indebtedness are stayed and other contractual obligations against the Debtors may not be enforceable. In addition, under the Bankruptcy Code, the Debtors may assume or reject executory contracts, including real estate leases, employment contracts, personal property leases, service contracts and other unexpired executory pre-petition contracts, subject to Bankruptcy Court approval. Parties affected by these rejections may file claims with the Bankruptcy Court in accordance with the Bankruptcy Code. The Debtors cannot presently determine or reasonably estimate the ultimate liability that may result from the filing of claims for all contracts that may be rejected. Substantially all pre-petition liabilities are subject to settlement under a plan of reorganization to be voted on by the creditors and equity holders and approved by the Bankruptcy Court. Although the Debtors expect to file a reorganization plan or plans that provide for emergence from bankruptcy sometime during Fiscal Year 2002, there can be no assurance that a reorganization plan or plans will be proposed by the Debtors or confirmed by the Bankruptcy Court or that any such plan will be consummated.

As provided by the Bankruptcy Code, the Debtors have the exclusive right to submit a plan of reorganization for 120 days from the date of the filing of the voluntary petitions. Further extension may be sought and may be granted or rejected by the Bankruptcy Court. If the Debtors fail to file a plan of reorganization during such period or if such plan is not accepted by the required number of creditors and equity holders within the required period, any party in interest may subsequently file its own plan of reorganization for the Debtors. A plan of reorganization must be confirmed by the Bankruptcy Court, upon certain findings being made by the Bankruptcy Court which are required by the Bankruptcy Code. The Bankruptcy Court may confirm a plan of reorganization notwithstanding the non-acceptance of the plan by an impaired class of creditors or equity holders if certain requirements of the Bankruptcy Code are met. A plan of reorganization also could result in holders of the Company's common stock receiving no value for their interest. The Chapter 11 filing, the uncertainty regarding the eventual outcome of the reorganization case and the effect of other unknown adverse factors could threaten the Company's existence as a going concern.

At the first day hearing held on August 20, 2001 before Judge Robert E. Gerber, the Bankruptcy Court entered its first day orders granting authority to the Debtors to, among other things, pay pre-petition and post-petition employee wages, salaries, benefits and other employee obligations, pay certain administrative fees and insurance related obligations and honor customer service programs, including warranties, returns, layaways and gift certificates.

Schedules will be filed with the Bankruptcy Court setting forth the assets and liabilities of the Debtors as of the filing date as shown by the Company's accounting records. Differences between amounts shown by the Company and claims filed by creditors will be investigated and if necessary, unresolved disputes will be determined by the Bankruptcy Court. The ultimate settlement terms for such liabilities are subject to a plan of reorganization, and accordingly, are not presently determinable.

Subsequent to the Chapter 11 filing and the issuance of the Company's second quarter earnings press release, the Company updated its financial forecast and determined that an increase in its valuation allowance for deferred tax assets was appropriate. Such adjustment has been reflected in the August 4, 2001 consolidated condensed financial statements. See Note 7 for additional information regarding the deferred tax asset valuation adjustment.

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

The filing of the voluntary Chapter 11 petitions referred to above, losses from operations and negative cash flow from operations raise doubt about the Company's ability to continue as a going concern. In addition, the Company is subject to the risks associated with (i) the ability of the Company to operate pursuant to the terms of the DIP Facilities (defined below), (ii) the ability of the Company to operate successfully under the Chapter 11 proceedings, (iii) the approval of plans and activities by the Bankruptcy Court and (iv) the ability of the Company to create and have approved a reorganization plan in the Chapter 11 Cases.

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

Substantially all of our assets are encumbered by debt incurred through our credit agreement borrowings. At August 4, 2001, the amount of credit agreement debt outstanding was $465.9 million. Our leveraged position impairs our ability to obtain additional financing to fund working capital requirements, capital expenditures or other purposes.

The amount of our credit facility for cash borrowings and letters of credit needed for the purchase of new inventory is based on specified percentages of our inventory on hand as well as in-transit inventory from overseas, certain receivables and certain of our owned real estate. Our borrowing availability under the credit facility fluctuates relative to this borrowing base. This borrowing base varies in value as a result of sales, merchandise purchases, and profitability. Lack of short-term liquidity due to reaching the limits of our borrowing availability would adversely affect our business, results of operations, and financial condition.

We incurred a year to date net loss of $304.2 million as of the end of the quarter ended August 4, 2001 and, to date, consistent with normal seasonal patterns as discussed above, we have continued to incur net losses in the third quarter in our current fiscal year. There can be no assurance that losses will not continue in the future. If losses do continue to occur, we will likely need to obtain additional capital to continue our operations.

All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these factors and the cautionary statements contained herein.

BASIS OF PRESENTATION

The accompanying unaudited consolidated condensed financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities and commitments in the normal course of business and do not reflect any adjustments that might result if the Company is unable to continue as a going concern. The filing of the voluntary Chapter 11 petitions referred to above, losses from operations and negative cash flow from operations raise doubt about the Company's ability to continue as a going concern. The appropriateness of using a going concern basis is dependent upon, among other things, confirmation of a plan or plans of reorganization, future profitable operations and the ability to generate cash from operations and financing sources sufficient to meet obligations. As a result of the filing of the Chapter 11 cases and related circumstances, realization of assets and liquidation of liabilities is subject to significant uncertainty. While under the protection of Chapter 11, the Debtors may sell or otherwise dispose of assets, and liquidate or settle liabilities for amounts other than those reflected in the consolidated condensed financial statements. Further, a plan or plans of reorganization could materially change the amounts reported in the accompanying consolidated condensed financial statements. The consolidated condensed financial statements do not include any adjustments relating to recoverability of the value of recorded asset amounts or the amount and classification of liabilities that might be necessary as a consequence of a plan of reorganization. The Company anticipates significant adjustments to the consolidated condensed financial statements as a result of applying the provisions of Statement of Position 90-7 "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" during the proceedings. At this time, it is not possible to predict the outcome of the Chapter 11 cases or their effect on the Company's business, its financial position, results of operations or cash flows. If it is determined that the liabilities subject to compromise in the Chapter 11 cases exceed the fair value of the assets, unsecured claims may be satisfied at less than 100% of their face value and equity interests of the Company's stockholders may have no value. The Company believes the DIP Facilities, which received interim approval from the Bankruptcy Court on August 20, 2001, should provide the Company with adequate liquidity to conduct its business while it prepares a reorganization plan. However, the Company's liquidity, capital resources, results of operations and ability to continue as a going concern are subject to known and unknown risks and uncertainties, including those set forth above under "Forward-looking Statements."

STORE CLOSINGS

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

On August 16, 2001 the Company announced that it will close 47 locations. The stores began liquidation sales immediately and are expected to close in October 2001.

RESULTS OF OPERATIONS

A significant factor affecting the Company's results of operations and financial condition for the quarter ended August 4, 2001, was the continued deterioration of its liquidity position caused by declining sales volume and the slowing of merchandise shipments from suppliers. The following tables illustrate the consolidated results of operations for the thirteen and twenty-six weeks ended August 4, 2001, as compared to the consolidated results of operations for the thirteen and twenty-six weeks ended July 29, 2000.

                                                        AUGUST 4,           JULY 29,            PERCENTAGE
               For the thirteen weeks ended               2001                2000                CHANGE
                                                      --------------      --------------      ----------------
                                                               (In thousands)
Net sales                                                  $806,014            $872,034           (7.6)%
Leased department and other income                           10,165              10,544           (3.6)%
                                                      --------------      --------------
Total revenue                                               816,179             882,578           (7.5)%
Costs and expenses:
      Cost of merchandise sold                              581,464             630,881           (7.8)%
      Selling, general, and administrative expense          236,297             248,166           (4.8)%
      Depreciation and amortization expense, net             18,836              17,240            9.3%
      Interest and debt expense, net                         22,206              21,953            1.2%
                                                      --------------      --------------
Loss before income taxes                                   (42,624)            (35,662)
Income tax (provision) benefit                            (233,803)              13,551
                                                      --------------      --------------
Net loss                                                 ($276,427)           ($22,111)
                                                      ==============      ==============


                                                         AUGUST 4,           JULY 29,            PERCENTAGE
           For the twenty-six weeks ended                  2001                2000                CHANGE
                                                       --------------      --------------     -----------------
                                                                (In thousands)

Net sales                                                1,599,701            1,702,691           (6.0)%
Leased department and other income                          19,314               19,803           (2.5)%
                                                       --------------      --------------
Total revenue                                            1,619,015            1,722,494           (6.0)%
Costs and expenses:
     Cost of merchandise sold                            1,147,420            1,233,805           (7.0)%
     Selling, general and administrative expense           475,012              495,581           (4.1)%
     Depreciation and amortization expense, net             38,472               34,937           10.1%
     Interest and debt expense, net                         45,464               40,745           11.6%
                                                       --------------      --------------
Loss before income taxes                                  (87,353)             (82,574)
Income tax (provision) benefit                           (216,806)               31,378
                                                       --------------      --------------
Net loss                                                 (304,159)             (51,196)
                                                       ==============      ==============

The decrease in net sales is primarily attributable to a comparable store sales decrease of 7.4% for the quarter and for the first half of Fiscal 2001 compared to the same periods in Fiscal 2000.

Gross margin as a percentage of sales improved to 27.9% from 27.7% during the second quarter of fiscal 2001 compared to the same period in Fiscal 2000. During the twenty six weeks ended August 4, 2001, gross margin rates improved from 27.5% to 28.3% compared to the same period in Fiscal 2000. The improvement is the result of reduced promotional markdowns.

The decrease in selling, general and administrative expenses primarily resulted from cost reduction programs and the closing of the thirty-two stores. Selling, general and administrative expenses as a percentage of sales increased slightly from 28.1% to 29.0% for the quarter and from 28.8% to 29.3% for the first twenty six weeks as compared to last year; the increase was primarily a result of lower than expected sales.

The increase in depreciation and amortization expense is primarily a result of additional depreciation associated with the new store and remodeling expenditures incurred during Fiscal 2000. Capital expenditures for Fiscal 2000 were $127.1 million, of which $50.5 million was incurred after the second quarter.

The increase in interest expense is mainly attributable to a higher level of borrowings under our credit facility.

Our estimated annual effective income tax rate for fiscal 2000 was applied to the loss before income taxes for each period to compute a non-cash income tax benefit. The income tax benefit was included in current assets in the consolidated condensed balance sheets as of July 29, 2000.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred taxes will be realized. Based on a number of factors, including the Company's filing for Chapter 11 Bankruptcy protection on August 20, 2001 as previously discussed and management's current financial forecasts, the Company has recorded an increase to the valuation allowance during the quarter ended August 4, 2001, resulting in a non-cash charge of $250 million. Management is in the process of updating these financial forecasts and projections for the purpose of submission to the Bankruptcy Court in anticipation of establishing a plan of reorganization. These financial projections and plan of reorganization will be subject to review and approval. As a result, the recorded valuation allowance will be subject to further adjustment in future periods.


LIQUIDITY AND CAPITAL RESOURCES

CURRENT YEAR

The Company's liquidity position deteriorated in the second quarter primarily due to a continuation of declining sales that resulted in a significant deficiency in cash necessary for operating activities. As described above under "Chapter 11 Filing," on August 20, 2001, the Company filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code. The following table reflects certain balance sheet account balances as of the end of the current year fiscal quarter compared to the same account balances as of the beginning of the current fiscal year.

                                              AUGUST 4,           FEBRUARY 3,                        PERCENTAGE
                                                2001                 2001             CHANGE           CHANGE
                                            --------------      ----------------    ------------    -------------
                                                              (In thousands)
                                            ----------------------------------------------------
Cash and cash equivalents                         $19,322               $49,761       ($30,439)          (61.1)%
Merchandise inventories                           709,234               744,132        (34,898)           (4.7)%
Net fixed assets                                  480,157               547,999        (67,842)          (12.4)%
Trade accounts payable                            303,159               345,915        (42,756)          (12.4)%
Store closing reserves                            135,745               179,365        (43,620)          (24.3)%
Long-term debt                                    244,147               606,057       (361,910)          (59.7)%
Capital lease and financing obligations           128,615               165,365        (36,750)          (22.2)%


The decrease in our cash position was primarily due to merchandise inventory purchases, reduction of accounts payable, and payments of deferred financing costs and capital expenditures. These cash reductions were partially offset by additional credit agreement borrowings of $104.1 million.

The decrease in merchandise inventories from February 3, 2001 was due to the closing of 32 stores in March of 2001 as well as the unplanned decline in merchandise shipments from suppliers in July of 2001.

The decrease in net fixed assets was due to net fixed asset retirements totaling $51.1 million (including capital lease retirements), primarily associated with the thirty-two stores that were closed, and $42.1 million in depreciation expense partially offset by $20.9 million in capital expenditures and $4.5 million in capital lease additions.

The decrease in trade accounts payable was principally the result of a decrease in purchases resulting from the closing of 32 stores in March of 2001.

Store closing reserves decreased primarily as a result of costs related to the thirty-two store closings, including $29.5 million in fixed asset write-downs, $1.1 million in severance costs and $13.0 million in occupancy costs.

Long-term debt as of August 4, 2001 consisted of $200.0 million of the Ames senior notes, and $44.1 million of the Hills senior notes. No principal or interest payments will be made without Bankruptcy Court approval until a reorganization plan defining the repayment terms has been approved. The borrowings under our credit facility have been reclassified to short-term debt as of August 4, 2001 due to our Chapter 11 filing.

The decrease in capital lease and financing obligations was due to $31.2 million in write-offs associated with the closing of the thirty-two stores as referenced above and $10.0 million in payments on capital lease obligations partially offset by $4.5 million in capital lease additions.

Our principal sources of liquidity are our credit agreement, cash from operations, and cash on hand. Our former credit agreement has been replaced by Debtor in Possession financing agreements as a result of our filing for reorganization.

On August 20, 2001, the Company entered into a $700 million Debtor-In-Possession Credit Agreement, dated as of August 20, 2001 ( the "GECC DIP Facility"), with General Electric Capital Corporation ("GE Capital"). The Company also entered into a $55 million Credit Agreement, dated as of August 20, 2001 (the "Kimco DIP Facility" and, together with the GECC DIP Facility, the "DIP Facilities"), with Kimco Funding, LLC ("Kimco"). The GECC DIP Facility consists of a $575 million Tranche A Revolver (including a Swing Line Commitment of $30 million as a subfacility thereof), a $50 million fully drawn Tranche B Revolver and a $75 million Term Loan. The GECC DIP Facility has a sublimit of $50 million for the issuance of letters of credit. Amounts borrowed under the Tranche A and Tranche B Revolvers bear interest at the Index Rate plus 1.50% per annum or, at the election of the Company, the applicable LIBOR Rate plus 2.75% per annum. Amounts borrowed under the Term Loan bear interest at the Index Rate plus 5.25% per annum. The Company must also pay an unused commitment fee equal to 0.35% per annum multiplied by the average unused daily balance of the Revolving Loan and the Swing Line Loan. The GECC DIP Facility terminates on the earliest of, among other things, August 20, 2003 and the effective date of a plan of reorganization in the Chapter 11 Cases. Proceeds from the GECC DIP Facility were used to repay in full the Prior Credit Facility (as defined below), and will be used to pay such transaction costs and expenses related to the Chapter 11 Cases, to provide working capital and for other general corporate purposes.

The GECC DIP Facility replaced the Company's former credit facility under the Credit Agreement, dated as of March 2, 2001 (the "Prior Credit Facility"), with GE Capital, as agent, and a syndicate of other banks and financial institutions. The Prior Credit Facility provided for a secured revolving credit facility of up to $750 million, with a sub-limit of $50 million for letters of credit, and a secured term facility for $50 million. On August 20, 2001, as part of its Interim Order, the Bankruptcy Court authorized the Company to use the proceeds of the GECC DIP Facility to repay the Company's outstanding indebtedness under the Prior Credit Facility.

The lenders under the GECC DIP Facility have a super-priority claim against the estates of the Debtors (except with respect to the Company's right, title and interest in all real property leases in which the lenders under the Kimco DIP Facility have a first priority lien).

The Kimco DIP Facility consists of a $55 million term loan. Amounts borrowed under the Kimco DIP Facility bear interest at the Index Rate plus 6.00% per annum. The Company must also pay an additional fee on or prior to July 31, 2002 and each anniversary date thereof occurring on or prior to the maturity date equal to 0.33% multiplied by the aggregate principal amount of loans outstanding on such date. The Kimco DIP Facility terminates on the earliest of, among other things, August 20, 2003 and the effective date of a plan of reorganization in the Chapter 11 Cases. Proceeds from the Kimco DIP Facility will be used for the financing of (i) capital expenditures relating to the Company's real property assets, (ii) its operating expenses and (iii) intercompany loans to Ames Merchandising Corporation.

The lenders under the Kimco DIP Facility have a priority claim against the estates of the Debtors, which ranks junior to the super-priority claims of the lenders under the GECC DIP Facility (except with respect to the Company's right, title and interest in all real property leases in which the lenders under the Kimco DIP Facility have a first priority lien).

As of August 4, 2001, borrowings of $465.9 million were outstanding under the Prior Credit Facility. These borrowings are included in the current portion of long-term debt in the accompanying consolidated condensed balance sheet as of August 4, 2001. In addition, $33.9 and $2.8 million of standby and trade letters of credit, respectively, were outstanding under the Prior Credit Facility. The weighted average interest rate on the borrowings for the thirteen weeks ended August 4, 2001 was 8.39%. The peak borrowing level through August 4, 2001 was $559.7 million and occurred in the fiscal month of May, 2001. These borrowings have been replaced by borrowings under the DIP Facilities described above.


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

                                              AUGUST 4,            JULY 29,                          PERCENTAGE
                                                2001                 2000             CHANGE           CHANGE
                                            --------------      ----------------    ------------    -------------
                                                              (In thousands)
                                            ----------------------------------------------------
Cash and cash equivalents                         $19,322               $31,305       ($11,983)          (38.3)%
Merchandise inventories                           709,234               885,894       (176,660)          (19.9)%
Net fixed assets                                  480,157               539,277        (59,120)          (11.0)%
Trade accounts payable                            303,159               227,834          75,325            33.1%
Other accounts payable                             80,355                93,152        (12,797)          (13.7)%
Store closing reserves                            135,745                52,667          83,078           157.7%
Long-term debt                                    244,147               752,761       (508,614)          (67.6)%
Capital lease and financing obligations           128,615               170,220        (41,605)          (24.4)%


The decrease in merchandise inventories from July 29, 2000 was due to the closing of 32 stores in March of 2001 as well as the unplanned decline in merchandise shipments from suppliers in July of 2001.

The reduction in net fixed assets resulted from write-offs primarily associated with the closing of thirty-two stores, as referenced above, and $88.0 million in depreciation expense offset by $71.4 million in capital expenditures and $8.9 million in capital lease additions incurred during the twelve months ended August 4, 2001.

The decrease in trade accounts payable from July 29, 2000 primarily resulted from decreased purchases of merchandise related to the 32 closed stores and our inventory reduction efforts.

The decrease in other accounts payable results from our expense control programs and a reduction in selling general and administrative expenses from the closing of the 32 stores in March of 2001.

Store closing reserves increased as a result of the $129.8 million charge taken in the fourth quarter of Fiscal 2000 offset by $43.6 million in the current year usage previously discussed and $3.1 million in usage during the second half of fiscal 2000.

The decrease in long-term debt is a result of the reclassification of the borrowings under our revolving credit agreement from long-term debt to short-term.

The decrease in capital lease and financing obligations was due to $31.2 million in write-offs associated with the closing of the thirty-two stores as referenced above and $22.4 million in payments on capital lease obligations partially offset by $8.9 million in capital lease additions.

ITEM 3.
           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have exposure to interest rate volatility primarily relating to interest rate changes applicable to revolving loans under our credit facility. These loans bear interest at rates which vary with changes in (i) the London Interbank Offered Rate (LIBOR) or (ii) the Index Rate (as defined in our credit agreement).

We do not speculate on the future direction of interest rates. As of August 4, 2001, approximately $465.9 million of our debt bore interest at variable rates. We believe that the effect, if any, of possible near term changes in interest rates on our consolidated financial position, results of operations or cash flows would not be significant.


                                     PART II
                                OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS.

         Reference can be made to Item 3 - Legal Proceedings included in the Company's most recent Form 10-K for various litigation involving the Company, for which there were no material changes since the filing date of the Form 10-K, except as set forth in Part I, Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations.

         On August 20, 2001, the Debtors filed their voluntary petitions for reorganization under Chapter 11 of the Bankruptcy Code with the United States Bankruptcy Court for the Southern District of New York, Case Nos. 01-42217 through 01-42221 (REG). All civil litigation commenced against the Debtors prior to that date has been stayed by operation of law.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         The Annual Meeting of Stockholders was held Tuesday, June 12, 2001, to consider and act upon the following matters:

(a) The stockholders elected for one-year terms all persons nominated for directors as set forth in the Company's proxy statement filed May 18, 2000. Each nominee for director was elected as follows:

                                                   For                   Withheld
                                            ------------------      ------------------
     Election of directors as a slate
           Francis X. Basile                    27,568,040               538,116
           Paul M. Buxbaum                      27,568,044               538,112
           Alan Cohen                           27,568,044               538,112
           Joseph R. Ettore                     27,607,659               498,497
           Richard M. Felner                    27,568,044               538,112
           Sidney S. Pearlman                   27,607,963               498,193
           Joseph A. Pollicino                  27,607,963               498,193


(b)      The stockholders approved the amendments to the 1994 Non-Employee
         Directors Stock Option Plan as set forth in the Company's proxy statement filed May 15, 2001 as follows:

                 For                             Against                         Abstentions
         ------------------                 ------------------                ------------------
             26,911,807                         1,043,968                          150,381

(c) The stockholders ratified the appointment of Arthur Andersen LLP as independent certified public accountants and auditors for the Company for the fiscal year ending February 2, 2002 as follows:

                 For                             Against                         Abstentions
         ------------------                 ------------------               ------------------
             27,843,011                          160,502                           102,643


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)      Index to Exhibits

         EXHIBIT NO.                            EXHIBIT
         -----------                            -------

         10.13 Debtor-In-Possession Credit Agreement, dated as of August 20, 2001, among Ames Merchandising Corporation, as Borrower, the other Credit Parties signatory thereto, as Credit Parties, the Lenders signatory thereto, as Lenders, and General Electric Capital Corporation, as Agent and Lender.

         10.14 Credit Agreement, dated as of August 20, 2001, among Ames Realty II, Inc., a Debtor and a Debtor-In-Possession under Chapter 11 of the Bankruptcy Code, as Borrower, the other Credit Parties signatory thereto, each a Debtor and a Debtor-In-Possession under Chapter 11 of the Bankruptcy Code, as Credit Parties, the Lenders signatory thereto from time to time, as Lenders, and Kimco Funding, LLC, as Agent and Lender.

         11 Schedule of computation of basic and diluted net income (loss) per share

         12                Ratio of Earnings to Fixed Charges


(b)      Reports on Form 8-K

         A Current Report on Form 8-K reporting one item under Item 3 - Bankruptcy or Receivership and two items under Item 7(c) was filed on August 24, 2001.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                AMES DEPARTMENT STORES, INC.
                                (REGISTRANT)

Dated:  September 24, 2001
                                /s/ Joseph R. Ettore
                                -----------------------------------------------
                                Joseph R. Ettore, Chairman, Chief Executive
                                Officer, and Director



Dated:  September 24, 2001
                                /s/ Rolando de Aguiar
                                -----------------------------------------------
                                Rolando de Aguiar, Senior Executive Vice
                                President, Chief Financial and Administrative Officer

                                 EXHIBIT INDEX

         EXHIBIT NO.                            EXHIBIT
         -----------                            -------

         10.13 Debtor-In-Possession Credit Agreement, dated as of August 20, 2001, among Ames Merchandising Corporation, as Borrower, the other Credit Parties signatory thereto, as Credit Parties, the Lenders signatory thereto, as Lenders, and General Electric Capital Corporation, as Agent and Lender.

         10.14 Credit Agreement, dated as of August 20, 2001, among Ames Realty II, Inc., a Debtor and a Debtor-In-Possession under Chapter 11 of the Bankruptcy Code, as Borrower, the other Credit Parties signatory thereto, each a Debtor and a Debtor-In-Possession under Chapter 11 of the Bankruptcy Code, as Credit Parties, the Lenders signatory thereto from time to time, as Lenders, and Kimco Funding, LLC, as Agent and Lender.

         11 Schedule of computation of basic and diluted net income (loss) per share

         12                Ratio of Earnings to Fixed Charges