Form 10-Q
period 2001-11-03
AMES DEPARTMENT STORES INC
filed 2001-12-18
CIK 6071

WGM_TrailerNY2:\1079784\01\N56001!.DOC\15079.0001
NY2:\1079784\01\N56001!.DOC\15079.0001               4

NY2:\1079784\01\N56001!.DOC\15079.0001

                                                 SECURITIES AND EXCHANGE COMMISSION
                                                       WASHINGTON, D.C. 20549
                                                              FORM 10-Q



[ X ]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended            November 3, 2001
                               --------------------------------------------------------------------


[   ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                            to
                               ------------------------------------------    --------------------------------------------

                                                   Commission File Number 1-05380

                                                    AMES DEPARTMENT STORES, INC.
                                                    ----------------------------
                                      (Exact name of registrant as specified in its charter)


               Delaware
 ----------------------------------------                                                                   04-2269444
(State or other jurisdiction of                                                             ---------------------------------------
 incorporation or organization)                                                            (I.R.S. Employer Identification Number)



2418 Main Street, Rocky Hill, Connecticut                                                                    06067
-----------------------------------------                                                                  ----------
(Address of principal executive offices)                                                                   (Zip Code)


Registrant's telephone number including area code:                                                         (860) 257-2000
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


                                                 YES   X     NO
                                                     -----       -----




                         29,408,057 shares of Common Stock were outstanding on December 1, 2001.


                                                Exhibit Index on page 21





                                            AMES DEPARTMENT STORES, INC. AND SUBSIDIARIES

                                                              FORM 10-Q

                                               FOR THE QUARTER ENDED NOVEMBER 3, 2001




                                                              I N D E X




                                                                                                       Page

Part I:         FINANCIAL INFORMATION

     Item 1.        Consolidated Condensed Statements of Operations                                     3
                       for the Thirteen Weeks and Thirty-Nine weeks ended November 3, 2001 and October 28, 2000

                    Consolidated Condensed Balance Sheets as of                                         4
                       November 3, 2001, February 3, 2001, and October 28, 2000

                    Consolidated Condensed Statements of Cash Flows                                     5
                       for the Thirty-Nine Weeks ended November 3, 2001 and October 28, 2000

                    Notes to Consolidated Condensed Financial Statements                                6

     Item 2.        Management's Discussion and Analysis of Financial                                  12
                       Condition and Results of Operations

     Item 3.        Quantitative and Qualitative Disclosures about Market Risk                         18


Part II:        OTHER INFORMATION

     Item 1.        Legal Proceedings                                                                  19

     Item 4.        Submission of Matters to a Vote of Security Holders                                19

     Item 6.        Exhibits and Reports on Form 8-K                                                   19









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
                                                             (Unaudited)


                                                                     For the Thirteen                   For the Thirty-Nine
                                                                        Weeks Ended                          Weeks Ended
                                                            -----------------------------------   ---------------------------------
                                                              November 3,        October 28,        November 3,       October 28,
                                                                 2001                2000              2001               2000
                                                            ----------------    ---------------   ----------------    -------------

     Total net sales                                               $676,892           $920,321         $2,276,593       $2,623,012
     Leased department and other income                               9,677             14,588             28,991           34,391
                                                            ----------------    ---------------   ----------------    -------------

TOTAL REVENUE                                                       686,569            934,909          2,305,584        2,657,403

COSTS AND EXPENSES
     Cost of merchandise sold                                       535,499            689,762          1,682,919        1,923,567
     Selling, general and administrative expenses                   229,039            261,856            704,051          757,437
     Depreciation and amortization expense, net                      26,193             19,252             64,665           54,189
     Interest and debt expense, net                                  17,582             24,098             63,046           64,843
     Closed Stores Income                                           (24,098)                 -            (24,098)               -
     Reorganization expenses                                         25,674                  -             25,674                -
                                                            ----------------    ---------------   ----------------    -------------

LOSS BEFORE INCOME TAXES                                          (123,320)           (60,059)          (210,673)         (142,633)

Income tax (provision) benefit                                    (212,856)             22,823          (429,662)           54,201
                                                            ----------------    ---------------   ----------------    -------------

NET LOSS                                                         $(336,176)          $(37,236)         $(640,335)         $(88,432)
                                                            ================    ===============   ================    =============


     Weighted average number of common shares outstanding          29,408              29,407            29,405             29,378
                                                            ================    ===============   ================    =============


     Net loss per share                                           $(11.43)            $(1.27)           $(21.78)           $(3.01)
                                                             ================    ===============   ================    =============

               (The accompanying Notes are an integral part of these consolidated condensed financial statements.)


                                            AMES DEPARTMENT STORES, INC. AND SUBSIDIARIES
                                                CONSOLIDATED CONDENSED BALANCE SHEETS
                                                       (DEBTORS-IN-POSSESSION)
                                         (In Thousands, Except Shares and Per Share Amounts)


                                                                               (Unaudited)                          (Unaudited)
                                                                           ----------------   -----------------   -----------------
                                                                             November 3,           February 3,      October 28,
                                                                                2001                 2001               2000
                                                                           ----------------   -----------------   -----------------
                                              ASSETS
Current Assets:
     Cash and cash equivalents                                                       $34,628            $49,761          $41,876
     Receivables                                                                      23,299             17,039           58,814
     Merchandise inventories                                                         749,452            744,132        1,045,847
     Deferred taxes, net                                                                   -             17,771           83,055
     Prepaid expenses and other current assets                                        42,079             41,494           40,360
                                                                             ----------------    ---------------    -------------
          Total current assets                                                       849,458            870,197        1,269,952
                                                                             ----------------    ---------------    -------------


Fixed Assets                                                                         628,048            761,903          739,723
     Less - Accumulated depreciation and amortization                               (239,422)          (213,904)        (188,188)
                                                                             ----------------    --------------------------------
          Net fixed assets                                                           388,626            547,999          551,535
                                                                             ----------------    ---------------    -------------

Other assets and deferred charges                                                     60,121             56,490           59,835
Deferred taxes, net                                                                        -            411,891          346,055
Beneficial lease rights, net                                                          39,082             50,675           54,209
Goodwill, net                                                                         56,561             58,475           59,113
                                                                             ----------------    ---------------    -------------
                                                                                  $1,393,848         $1,995,727       $2,340,699
                                                                             ================    ===============    =============

                             LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
     Accounts payable:
          Trade                                                                     $131,678           $345,915         $420,730
          Other                                                                       46,464             78,371           84,881
                                                                               --------------    ---------------    -------------
               Total accounts payable                                                178,142            424,286          505,611
                                                                               --------------    ---------------    -------------

Current portion of capital lease and financing obligations                             6,497             19,018           22,057
Self-insurance reserves                                                               15,624             29,878           28,063
Accrued expenses and other current liabilities                                        86,230            114,205          135,474
Store closing reserves                                                                12,846            179,365           51,242
Current portion of long term debt                                                    496,534                  -                -
                                                                               --------------    ---------------    -------------
     Total current liabilities                                                       795,873            766,752          742,447
                                                                               --------------    ---------------    -------------

Long-term debt                                                                             -            606,057          820,068
Capital lease and financing obligations                                               64,575            165,365          166,095
Other long-term liabilities                                                           27,932             49,256           50,874
Excess of revalued net assets over equity under fresh-start reporting                  7,100             11,715           13,253

Liabilities subject to compromise                                                    741,381                  -                -

Commitments and contingencies (see Note 8)

Stockholders' (Deficit) Equity
     Preferred stock                                                                       -                  -                -
     Common stock                                                                        295                295              296
     Additional paid-in capital                                                      533,394            532,654          531,879
     (Accumulated deficit) Retained earnings                                        (775,780)          (135,445)          16,709
     Treasury stock                                                                     (922)              (922)            (922)
                                                                               --------------    ---------------    -------------
          Total stockholders' (deficit)  equity                                    (243,013)            396,582          547,962
                                                                               --------------    ---------------    -------------
                                                                                  $1,393,848         $1,995,727       $2,340,699
                                                                               ==============    ===============    =============

                  (The accompanying Notes are an integral part of these consolidated condensed financial statements.)




                                            AMES DEPARTMENT STORES, INC. AND SUBSIDIARIES
                                           CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                                       (DEBTORS-IN-POSSESSION)
                                                           (In Thousands)
                                                             (Unaudited)
                                                                                   For the Thirty-Nine
                                                                                       Weeks Ended
                                                                         ----------------------------------------
                                                                            November 3,          October 28,
                                                                               2001                 2000
                                                                         ------------------  --------------------
Cash flows from operating activities:
      Net loss                                                                   ($640,335)             ($88,432)
      Expenses not requiring the outlay of cash:
           Income tax provision  (benefit)                                         429,662               (54,201)
           Depreciation and amortization of fixed and other assets                  70,312                60,195
           Amortization of debt discounts and deferred financing costs               5,414                 3,589
           Store closing charge (income)                                           (24,098)                    -
           Reorganization costs/ write off of deferred financing costs              21,938                     -
                                                                         ------------------  --------------------
Cash used by operations before changes in working capital and
store closing activities                                                          (137,107)              (78,849)
Changes in working capital:
      Increase in receivables                                                       (6,260)              (33,512)
      Increase in merchandise inventories                                           (5,320)             (214,460)
      Increase in accounts payable                                                  84,955                84,031
      Increase (decrease)in accrued expenses and other liabilities                  (2,472)                  600
       Increase in other working capital and other, net                             (1,122)               (9,318)
Changes due to store closing activities:
      Payments of store closing costs                                              (15,075)               (4,226)
                                                                         ------------------  --------------------
Net cash used for operating activities                                             (82,401)             (255,734)
                                                                         ------------------  --------------------
Cash flows from investing activities:
      Purchases of fixed assets                                                    (22,893)             (110,317)
      Purchases of leases                                                                -                (7,054)
                                                                         ------------------  --------------------
Net cash used for investing activities                                             (22,893)             (117,371)
                                                                         ------------------  --------------------
Cash flows from financing activities:
      Borrowings under the revolving credit facilities, net                         79,740               401,151
      Borrowings under the Kimco DIP                                                55,000                     -
      Payments on debt and capital lease obligations                               (13,059)              (14,338)
      Repurchase of Hills Senior Notes                                                   -                (2,852)
      Deferred financing costs                                                     (31,520)                 (723)
      Purchase of treasury stock                                                         -                    (8)
      Proceeds from the exercise of options and warrants, net                            -                 1,139
                                                                         ------------------  --------------------
Net cash provided by financing activities                                           90,161               384,369
                                                                         ------------------  --------------------
(Decrease) increase in cash and cash equivalents                                   (15,133)               11,264
Cash and cash equivalents, beginning of period                                      49,761                30,612
                                                                         ------------------  --------------------
Cash and cash equivalents, end of period                                           $34,628               $41,876
                                                                         ==================  ====================

Supplemental disclosure of cash flow information: Cash paid during the period for:
           Interest and debt fees not capitalized                                  $59,991               $61,234
           Income taxes                                                                162                 1,711




                  (The accompanying Notes are an integral part of these consolidated condensed financial statements.)

                          AMES DEPARTMENT STORES, INC.
                                AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                             (DEBTORS-IN-POSSESSION)

                                   (Unaudited)


1.       Basis of Presentation :

         In the opinion of management, the accompanying unaudited consolidated condensed financial statements of Ames Department Stores, Inc. (a Delaware corporation) and subsidiaries (collectively "Ames" or the "Company") contain all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of such financial statements for the interim periods. Due to the seasonality of the Company's operations, the results of its operations for the interim period ended November 3, 2001 may not be indicative of total results for the full year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations promulgated by the Securities and Exchange Commission (the "SEC"). Certain prior year amounts have been reclassified to conform to the presentation used for the current year. Pursuant to the indenture governing the Ames Senior Notes (as defined in Note 5), all of Ames' subsidiaries have jointly and severally guaranteed the Ames Senior Notes on a full and unconditional basis. Separate financial statements of those subsidiaries have not been included herein because management has determined that they are not material to investors.

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

         The accompanying unaudited consolidated condensed financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities and commitments in the normal course of business and do not reflect any adjustments that might result if the Company is unable to continue as a going concern. The filing of the voluntary Chapter 11 petitions referred to below, losses from operations and negative cash flow from operations raise doubt about the Company's ability to continue as a going concern. The appropriateness of using a going concern basis is dependent upon, among other things, confirmation of a plan or plans of reorganization, future profitable operations and the ability to generate cash from operations and financing sources sufficient to meet obligations. As a result of the filing of the Chapter 11 cases and related circumstances, realization of assets and liquidation of liabilities is subject to significant uncertainty. While under the protection of Chapter 11, the Debtors (as defined below in Note 2) may sell or otherwise dispose of assets, and liquidate or settle liabilities for amounts other than those reflected in the consolidated condensed financial statements. Further, a plan or plans of reorganization could materially change the amounts reported in the accompanying consolidated condensed financial statements. The consolidated condensed financial statements do not include any adjustments relating to recoverability of the value of recorded asset amounts or the amount and classification of liabilities that might be necessary as a consequence of a plan of reorganization. The Company anticipates significant adjustments to the consolidated condensed financial statements as a result of applying the provisions of Statement of Position 90-7 "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" during the proceedings. At this time, it is not possible to predict the outcome of the Chapter 11 cases or their effect on the Company's business, its financial position, results of operations or cash flows. If it is determined that the liabilities subject to compromise in the Chapter 11 cases exceed the fair value of the assets, unsecured claims may be satisfied at less than 100% of their face value and equity interests of the Company's stockholders may have no value. The Company believes the DIP Facilities (as defined below in Note 2), which received final approval from the Bankruptcy Court (as defined below in Note 2) on September 25, 2001, should provide the Company with adequate liquidity to conduct its business while it prepares a reorganization plan. However, the Company's liquidity, capital resources, results of operations and ability to continue as a going concern are subject to known and unknown risks and uncertainties, including those set forth in Item 2 below under "Forward Looking Statements."


2.       Chapter 11 Filing


         On August 20, 2001, the Company and each of its four subsidiaries (collectively, the "Debtors") filed voluntary petitions under Chapter 11 of the U.S. Bankruptcy Code (the "Bankruptcy Code") with the United States Bankruptcy Court for the Southern District of New York (the "Bankruptcy Court"). The Chapter 11 cases Nos. 01-42217 (REG) through 01-42221 (REG) (the "Chapter 11 Cases") have been consolidated for the purpose of joint administration. As of August 20, 2001, the Debtors are continuing to operate their business as debtors-in-possession under Chapter 11 of the Bankruptcy Code and are subject to the jurisdiction of the Bankruptcy Court.

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

         As provided by the Bankruptcy Code, the Debtors have the exclusive right to submit a plan of reorganization for 120 days from the date of the filing of the voluntary petitions On December 5, 2001 the Company filed a motion with the Bankruptcy Court to extend the period of exclusivity. If the Debtors fail to file a plan of reorganization during such period or if such plan is not accepted by the required number of creditors and equity holders within the required period, any party in interest may subsequently file its own plan of reorganization for the Debtors. A plan of reorganization must be confirmed by the Bankruptcy Court, upon certain findings being made by the Bankruptcy Court which are required by the Bankruptcy Code. The Bankruptcy Court may confirm a plan of reorganization notwithstanding the non-acceptance of the plan by an impaired class of creditors or equity holders if certain requirements of the Bankruptcy Code are met. A plan of reorganization also could result in holders of the Company's common stock receiving no value for their interest. The Chapter 11 filing, the uncertainty regarding the eventual outcome of the reorganization case and the effect of other unknown adverse factors could threaten the Company's existence as a going concern.

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

 .

3.       Net Loss Per Common Share:

         Net loss per share was determined using the weighted average number of common shares outstanding. Diluted net loss per share was equal to basic net loss per share because inclusion of common stock equivalents would have been anti-dilutive. During the quarter ended November 3, 2001, no options were exercised. During the quarter ended October 28, 2000, options representing 3,470 shares of Common Stock were exercised.



4.       Inventories:

         Inventories are valued at the lower of cost, using the first-in, first-out (FIFO) method, or market and include the capitalization of transportation and distribution center costs.

5.       Debt:

         As a result of the Chapter 11 filing (see Note 2), the Ames Senior Notes and the Hills Senior Notes (see below) will be classified as "liabilities subject to settlement under the reorganization case." No principal or interest payments will be made without Bankruptcy Court approval until a reorganization plan defining the repayment terms has been approved. During the quarter ended November 3, 2001, the Company wrote off deferred financing costs of approximately $21.9 million associated with this long-term debt as well as the Prior Credit Facility (see below).

         Debtor-In-Possession Credit Facilities

         On August 20, 2001, the Company entered into a $700 million Debtor-In-Possession Credit Agreement, dated as of August 20, 2001 (the "GECC DIP Facility"), with General Electric Capital Corporation ("GE Capital"). The Company also entered into a $55 million Credit Agreement, dated as of August 20, 2001 (the "Kimco DIP Facility" and together with the GECC DIP Facility, the "DIP Facilities"), with Kimco Funding, LLC ("Kimco"). The GECC DIP Facility consists of a
         $575 million Tranche A Revolver (including a Swing Line Commitment of $30 million as a subfacility thereof), a $50 million fully drawn Tranche B Revolver and a $75 million Term Loan. The GECC DIP Facility has a sublimit of $75 million for the issuance of letters of credit. Amounts borrowed under the Tranche A and Tranche B Revolvers bear interest at the Index Rate plus 1.50% per annum or, at the election of the Company, the applicable LIBOR Rate plus 2.75% per annum. Amounts borrowed under the Term Loan bear interest at the Index Rate plus 5.25% per annum. The Company must also pay an unused commitment fee equal to 0.35% per annum multiplied by the average unused daily balance of the Revolving Loan and the Swing Line Loan. The GECC DIP Facility terminates on the earliest of, among other dates, August 20, 2003 and the effective date of a plan of reorganization in the Chapter 11 Cases. Proceeds from the GECC DIP Facility were used to repay in full the Prior Credit Facility (as defined below), and will be used to pay such transaction costs and expenses related to the Chapter 11 Cases, to provide working capital and for other general corporate purposes.

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

         The lenders under the GECC DIP Facility have a super-priority claim against the estates of the Debtors (except with respect to the Company's right, title and interest in all real property leases in which the lenders under the Kimco DIP Facility, as defined below, have a first priority lien).

         The Kimco DIP Facility consists of a $55 million term loan. Amounts borrowed under the Kimco DIP Facility bear interest at the Index Rate plus 6.00% per annum. The Company must also pay an additional fee on or prior to July 31, 2002 and each anniversary date thereof occurring on or prior to the maturity date equal to 0.33% multiplied by the aggregate principal amount of loans outstanding on such date. The Kimco DIP Facility terminates on the earliest of, among other dates, August 20, 2003 and the effective date of a plan of reorganization in the Chapter 11 Cases.

         The lenders under the Kimco DIP Facility have a priority claim against the estates of the Debtors, which ranks junior to the super-priority claims of the lenders under the GECC DIP Facility (except with respect to the Company's right, title and interest in all real property leases in which the lenders under the Kimco DIP Facility have a first priority lien).

         As of November 3, 2001, borrowings of $441.5 million were outstanding under the GECC DIP Facility. These borrowings are included in the current portion of long-term debt in the accompanying consolidated condensed balance sheet as of November 3, 2001. In addition, $28.9 and $9.4 million of standby and trade letters of credit, respectively, were outstanding under the GECC DIP Facility. The weighted average interest rate on the borrowings under the Prior Credit Facility and the GECC DIP Facility for the thirteen weeks ended November 3, 2001 was 8.52%. The peak borrowing level under the Prior Credit Facility and the GECC DIP Facility through November 3, 2001 was $573.4 million and occurred in the fiscal month of May, 2001.

         Senior Notes due 2003

         The 12.5% Senior Notes due 2003 (the "Hills Senior Notes") were, at the time of the acquisition of Hills Stores Company ("Hills"), an unsecured obligation of Hills. The Company had Hills Senior Notes with a recorded value of $44.1 million outstanding as of August 4, 2001.
         The Hills Senior Notes pay interest in January and June and mature
         July 2003. No principal or interest payments will be made without Bankruptcy Court approval until a reorganization plan defining the repayment terms has been approved.

         Senior Notes due 2006

         The Company had $200.0 million of its 10% seven-year senior notes (the "Ames Senior Notes") outstanding as of August 4, 2001. The Ames Senior Notes pay interest semi-annually in April and October and mature April, 2006. The Company did not pay interest on the Ames Senior notes in October, 2001, and no principal or interest payments will be made without Bankruptcy Court approval until a reorganization plan defining the repayment terms has been approved.


6.       Stock Options:

         The Company has four stock option plans (the "Option Plans"): the 1994 Management Stock Option Plan, the 1994 Non-Employee Directors Stock Option Plan (as amended), the 1998 Management Stock Incentive Plan, as amended and restated, and the 2000 Store Manager Stock Option Plan.

         The Company accounts for its stock option plans under Accounting Principles Board ("APB") Opinion No. 25. Had compensation cost for the Company's stock option grants been determined in accordance with SFAS No. 123, the Company's net income and net income per common share for quarters ended November 3, 2001 and October 28, 2000 would have approximated the pro forma amounts below:

                                                            For the Thirteen              For the Thirty-nine Weeks
                                                               Weeks Ended                          ended
                                                     --------------------------------    -----------------------------
                         (In Thousands)               November 3,        October 28,      November3,      October 28,
                                                         2001               2000             2001            2000
                                                     --------------      ------------    -------------    ------------
              Net loss:
              As reported                               ($336,176)         ($37,236)       ($640,335)       ($88,432)
              Pro forma                                 ($337,839)         ($39,830)       ($646,403)       ($95,586)

              Basic net loss per common share: (a)

              As reported                                 ($11.43)           ($1.27)         ($21.78)         ($3.01)
              Pro forma                                   ($11.49)           ($1.35)         ($21.98)         ($3.25)

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








7.       Income Taxes:

         The Company's estimated annual effective income tax rate was applied to the loss before income taxes for the thirteen and thirty nine weeks ended October 28, 2000 to compute a non-cash income tax benefit. The income tax benefit was included in current deferred taxes in the accompanying consolidated condensed balance sheet as of October 28, 2000.

         In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred taxes will be realized. Based on a number of factors, including the Company's filing for Chapter 11 bankruptcy protection on August 20,2001, as previously discussed, and management's current financial forecasts, the Company recorded an increase to the valuation allowance of $212.9 million and $429.7 million during the thirteen and thirty-nine weeks ended November 3, 2001, respectively.

8.       Commitments and Contingencies:

         Reference can be made to the 2000 Form 10-K (Item 3 - Legal Proceedings) for various litigation involving the Company, for which there were no material changes since the filing date of the 2000 Form 10-K.

         On August 20, 2001, the Debtors filed their voluntary petitions for reorganization under Chapter 11 of the Bankruptcy Code with the United States Bankruptcy Court for the Southern District of New York, Case Nos. 01-42217 through 01-42221 (REG). All civil litigation commenced against the Debtors prior to that date has been stayed by operation of law. The Company may agree from time to time to proceed with the resolution of certain litigation or the Court may allow certain litigation to proceed. Any judgements against the Company, however, ultimately may be paid only pursuant to a confirmed plan of reorganization.


9.       Closed Store Reserves and Inventory Charges:

         On August 16, 2001 the Company announced that it would close 47 store locations. The stores began liquidation sales immediately and closed in October, 2001. In connection with these closings, the Company recorded a $75.9 million charge in the third quarter. The charge includes provisions for the write off of long term assets ($42.7 million), the estimated cost of leases to be rejected in the chapter 11 proceedings ($29.2 million), employee severance costs ($2.7 million) and other costs ($1.3 million). The Company also recorded a $13.3 million charge to cost of merchandise sold for the impairment of inventory value in these stores.


         As a result of the Chapter 11 filing, the Company rejected many of the real estate leases for the stores closed prior to August 20, 2001. The Company's estimate for the rejection claim associated with these leases was well below the amounts previously reserved for these lease obligations. Accordingly, the Company recorded a reduction of $100 million to its closed store reserve during the quarter ended November 3, 2001.

         The Company has established reserves against the costs associated with the closure of a number of stores. The following items represent the major components of the change in the closed store reserves.

                                                                         (in thousands)
                                                                         ----------------
                                 Balance 2/3/01                                $179,365
                                          Lease costs                            (7,078)
                                          Fixed asset write-downs               (61,805)
                                          Other occupancy costs                  (7,050)
                                          Severance                              (2,041)
                                          47 store closing charge                75,902
                                          Reduction of reserves                (100,000)
                                          Transferred   to  Liabilities
                                          Subject to Compromise                 (64,447)
                                                                         ----------------
                                 Balance 11/3/01                                $12,846
                                                                         ================


         During the third quarter, the Company recorded a charge of $17.8 million to cost of merchandise sold to reserve for anticipated additional markdowns.



10.      Liabilities Subject to Compromise

         Liabilities subject to compromise consist of various obligations of the Company as of the August 20, 2001 Chapter 11 filing date. As of November 3, 2001 liabilities subject to compromise was composed of:

                                                     (in thousands)                        Balance at
                                                                                        November 3, 2001
                                                                                      ---------------------
                                     Accounts payable trade                                 $258,807
                                     Accounts payable other                                   74,098
                                     Lease rejection claims                                   64,447
                                     Capital leases and financing obligations                 42,359
                                     Senior notes                                            244,147
                                     Accrued  taxes,  general  liability  and  other
                                     prepetition obligations                                  57,523
                                                                                      ---------------------
                                     Total                                                  $741,381
                                                                                      =====================



11.      Subsequent Events


         On November 14, 2001, the Company announced that it would close 16 store locations. The stores began liquidation sales immediately and are expected to close in January, 2002. On November 27, 2001, the Company announced that it would close its distribution center in Columbus, Ohio. The distribution center is expected to close in March, 2002. The Company will record a charge of up to $60 million related to these closings in the fourth quarter.

         On December 5, 2001, the Company announced that it will close 54 locations. The stores will begin liquidation sales in late December, 2001 and are expected to close by March, 2002. The Company will record a charge related to these store closings in the fourth quarter of fiscal 2001.


12.      Recently Issued Accounting Pronouncements:

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

         During June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 141 " Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." In addition to requiring the use of the purchase method for all business combinations, SFAS 141 requires intangible assets that meet certain criteria to be recognized as assets apart from gooodwill. SFAS 142 addresses accounting and reporting standards for acquired goodwill and other intangible assets, and generally, requires that goodwill and indefinite life intangible assets no longer be amortized but be tested for impairment annually. Finite life intangible assets will continue to be amortized over their useful lives. The impact of these statements on the Company's consolidated financial statements is currently being evaluated.

         During August, 2001, the Financial Accounting Standards Board issued SFAS No. 144 " Accounting for the impairment or disposal of long lived assets". The statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121 "Accounting for the impairment of long-lived assets and for long-lived assets to be disposed of" and the accounting and reporting provisions of Accounting Principles Board No. 30 "Reporting the results of operations- Reporting the effects of disposal of a segment of business, and extraordinary, unusual and infrequently occurring events and transactions for the disposal of a segment of a business". SFAS no. 144 excludes goodwill and other intangibles that are not amortized. The statement is effective for fiscal years beginning after December 15, 2001. The impact of this statement on the Company's consolidated financial statements is currently being evaluated.

Item 2.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS



The following discussion and analysis should be read in conjunction with the consolidated condensed financial statements and footnotes presented in this report.

Chapter 11 Filing

On August 20, 2001, the Company and each of its four subsidiaries (collectively, the "Debtors") filed voluntary petitions under Chapter 11 of the U.S. Bankruptcy Code (the "Bankruptcy Code") with the United States Bankruptcy Court for the Southern District of New York (the "Bankruptcy Court"). The Chapter 11 cases Nos. 01-42217 (REG) through 01-42221 (REG) (the "Chapter 11 Cases") have been consolidated for the purpose of joint administration. As of August 20, 2001, the Debtors are continuing to operate their business as debtors-in-possession under Chapter 11 of the Bankruptcy Code and are subject to the jurisdiction of the Bankruptcy Court.

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

As provided by the Bankruptcy Code, the Debtors have the exclusive right to submit a plan of reorganization for 120 days from the date of the filing of the voluntary petitions. On December 5, 2001 the Company filed a motion with the Bankruptcy Court to extend the exclusivity period. If the Debtors fail to file a plan of reorganization during such period or if such plan is not accepted by the required number of creditors and equity holders within the required period, any party in interest may subsequently file its own plan of reorganization for the Debtors. A plan of reorganization must be confirmed by the Bankruptcy Court, upon certain findings being made by the Bankruptcy Court which are required by the Bankruptcy Code. The Bankruptcy Court may confirm a plan of reorganization notwithstanding the non-acceptance of the plan by an impaired class of creditors or equity holders if certain requirements of the Bankruptcy Code are met. A plan of reorganization also could result in holders of the Company's common stock receiving no value for their interest. The Chapter 11 filing, the uncertainty regarding the eventual outcome of the reorganization case and the effect of other unknown adverse factors could threaten the Company's existence as a going concern.
At the first day hearing held on August 20, 2001 before Judge Robert E. Gerber, the Bankruptcy Court entered its first day orders granting authority to the Debtors to, among other things, pay pre-petition and post-petition employee wages, salaries, benefits and other employee obligations, pay certain administrative fees and insurance related obligations and honor customer service programs, including warranties, returns, layaways and gift certificates.

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

Our financial performance is sensitive to changes in overall economic conditions that impact consumer spending, particularly discretionary spending. Future economic conditions affecting disposable consumer income such as employment levels, business conditions, fuel and energy costs, interest rates, and tax rates could reduce consumer spending or cause consumers to shift their spending to other products. A general slowdown in the United States' economy or an uncertain economic outlook would adversely affect consumer spending habits, which would likely result in lower net sales than expected on a quarterly or annual basis. A general reduction in the level of discretionary spending or shifts in consumer discretionary spending to other products could adversely affect our growth, net sales, and profitability. Our operating results may be adversely affected by unfavorable local, regional or national economic conditions, especially those affecting the Northeast, Midwest or Mid-Atlantic Regions where our stores are currently located.

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

The retail industry is highly competitive and we expect competition to increase in the future. We compete with many smaller stores offering a similar range of products. Although Ames is a large regional discount retailer, we are still considerably smaller in terms of our total number of stores, sales and earnings than the three leading national chains: Wal-Mart, Kmart, and Target Stores. Each of these chains, as well as other regional operators, currently operates stores within our regional market and competes with us for customers and potential store locations. We anticipate a further increase in competition from these national discount store chains.

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

Substantially all of our assets are encumbered by debt incurred through our credit agreement borrowings. At November 3, 2001, the amount of credit agreement debt outstanding was $441.5 million. Our leveraged position impairs our ability to obtain additional financing to fund working capital requirements, capital expenditures or other purposes.

The amount of our credit facility available for cash borrowings and letters of credit is based on specified percentages of our inventory on hand as well as in-transit inventory from overseas, certain receivables and certain of our owned real estate. Our borrowing availability under the credit facility fluctuates relative to this borrowing base. This borrowing base varies in value as a result of sales, merchandise purchases, and profitability. Lack of short-term liquidity due to reaching the limits of our borrowing availability would adversely affect our business, results of operations, and financial condition.

We incurred a year-to-date net pre-tax loss of $210.7 million through the end of the quarter ended November 3, 2001. There can be no assurance that losses will not continue in the future. If losses do continue to occur, we will likely need to obtain additional capital to continue our operations.

All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these factors and the cautionary statements contained herein.

Basis of Presentation

The accompanying unaudited consolidated condensed financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities and commitments in the normal course of business and do not reflect any adjustments that might result if the Company is unable to continue as a going concern. The filing of the voluntary Chapter 11 petitions referred to above, losses from operations and negative cash flow from operations raise doubt about the Company's ability to continue as a going concern. The appropriateness of using a going concern basis is dependent upon, among other things, confirmation of a plan or plans of reorganization, future profitable operations and the ability to generate cash from operations and financing sources sufficient to meet obligations. As a result of the filing of the Chapter 11 cases and related circumstances, realization of assets and liquidation of liabilities is subject to significant uncertainty. While under the protection of Chapter 11, the Debtors may sell or otherwise dispose of assets, and liquidate or settle liabilities for amounts other than those reflected in the consolidated condensed financial statements. Further, a plan or plans of reorganization could materially change the amounts reported in the accompanying consolidated condensed financial statements. The consolidated financial statements do not include any adjustments relating to recoverability of the value of recorded asset amounts or the amount and classification of liabilities that might be necessary as a consequence of a plan of reorganization. The Company anticipates significant adjustments to the consolidated condensed financial statements as a result of applying the provisions of Statement of Position 90-7 "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" during the proceedings. At this time, it is not possible to predict the outcome of the Chapter 11 cases or their effect on the Company's business, its financial position, results of operations or cash flows. If it is determined that the liabilities subject to compromise in the Chapter 11 cases exceed the fair value of the assets, unsecured claims may be satisfied at less than 100% of their face value and equity interests of the Company's stockholders may have no value. The Company believes the DIP Facilities (as defined below in "Liquidity and Capital Resources"), should provide the Company with adequate liquidity to conduct its business while it prepares a reorganization plan. However, the Company's liquidity, capital resources, results of operations and ability to continue as a going concern are subject to known and unknown risks and uncertainties, including those set forth above under "Forward-looking Statements."

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

On August 16, 2001, the Company announced that it would close 47 store locations. The stores began liquidation sales immediately and completed closing in October 2001. In connection with these closings the Company recorded a $75.9 million charge in the third quarter.

On November 14, 2001 the Company announced that it would close 16 store locations. The stores began liquidation sales immediately and are expected to close in January, 2002. On November 27, 2001 the Company announced that it would close its distribution center in Columbus, Ohio. The distribution center is expected to close in March of 2002. The Company will record a charge in the fourth quarter of fiscal 2001 up to $60 million related to these closings.

On December 5, 2001 the Company announced that it will close 54 store locations. The stores will begin liquidation sales in late December, 2001 and are expected to close by March, 2002. The Company will record a charge in the fourth quarter of fiscal 2001 related to these store closings.

Results of Operations

A significant factor affecting the Company's results of operations and financial condition for the quarter ended November 3, 2001, was the continued deterioration of its liquidity position caused by declining sales volume and the reduced number of merchandise shipments from suppliers. The following tables illustrate the consolidated results of operations for the thirteen and thirty-nine weeks ended November 3, 2001, as compared to the consolidated results of operations for the thirteen and thirty-nine weeks ended October 28, 2000.

                                                        November 3,        October 28,          Percentage
               For the thirteen weeks ended                2001               2000                Change
                                                      ----------------    --------------      ----------------
                                 (In thousands)
Net sales                                                  $676,892            $920,321           (26.5)%
Leased department and other income                            9,677              14,588           (33.7)%
                                                      --------------      --------------
Total revenue                                               686,569             934,909           (26.6)%
Costs and expenses:
      Cost of merchandise sold                              535,499             689,762           (22.4)%
      Selling, general, and administrative expense          229,039             261,856           (12.5)%
      Depreciation and amortization expense, net             26,193              19,252            36.1%
      Interest and debt expense, net                         17,582              24,098           (27.0)%
      Closed stores income                                  (24,098)                  -
      Reorganization expenses                                25,674                   -
                                                      --------------      --------------
Loss before income taxes                                   (123,320)            (60,059)
Income tax (provision) benefit                             (212,856)             22,823
                                                      --------------      --------------
Net loss                                                  ($336,176)           ($37,236)
                                                      ==============      ==============









                                                         November 3,        October 28,          Percentage
           For the thirty-nine weeks ended                  2001               2000                Change
                                                       ----------------    --------------     -----------------
                                   (In thousands)
Net sales                                                  2,276,593           2,623,012          (13.2)%
Leased department and other income                            28,991              34,391          (15.7)%
                                                       --------------      --------------
Total revenue                                              2,305,584           2,657,403          (13.2)%
Costs and expenses:
     Cost of merchandise sold                              1,682,919           1,923,567          (12.5)%
     Selling, general and administrative expense             704,051             757,437           (7.1)%
     Depreciation and amortization expense, net               64,665              54,189           19.3%
     Interest and debt expense, net                           63,046              64,843           (2.8)%
     Closed stores income                                    (24,098)                  -
     Reorganization expenses                                  25,674                   -
                                                       --------------      --------------
Loss before income taxes                                   (210,673)           (142,633)
Income tax (provision) benefit                             (429,662)              54,201
                                                       --------------      --------------
Net loss                                                  ($640,335)           ($88,432)
                                                       ==============      ==============



The decrease in net sales is primarily attributable to a comparable store sales decrease of 28.9% for the quarter and 13.8% for the first three quarters of Fiscal 2001 compared to the same periods in Fiscal 2000.

Gross margin as a percentage of sales decreased to 20.9% from 25.1% during the third quarter of fiscal 2001 compared to the same period in Fiscal 2000. During the thirty nine weeks ended November 3, 2001, gross margin rates decreased from 26.7% to 26.1% compared to the same period in Fiscal 2000. For the quarter, the gross margin rate was negatively impacted by the liquidation sales in the 47 closing stores as well as a lower amount of vendor funds. For the year, the gross margin was negatively impacted by the 47 store closing as well as a higher rate of inventory shrinkage, partially offset by an improved promotional markdown rate. Additionally, a charge of $17.8 million was recorded to margin in the third quarter of 2001 to reserve for anticipated additional inventory markdowns.

The decrease in selling, general and administrative expenses primarily resulted from cost reduction programs and the closing of the thirty-two stores. Selling, general and administrative expenses as a percentage of sales increased from 28.5% to 33.8% for the quarter and from 28.9% to 30.9% for the first thirty nine weeks as compared to last year; the increase was primarily a result of lower than expected sales.

The increase in depreciation and amortization expense is primarily a result of additional depreciation associated with the new store and remodeling expenditures incurred during Fiscal 2000.

The decrease in interest expense is mainly attributable to a lower level of borrowings under our credit facility.

Our estimated annual effective income tax rate for fiscal 2000 was applied to the loss before income taxes for each period to compute a non-cash income tax benefit. The income tax benefits are included in current assets in the consolidated condensed balance sheets as of October 28, 2000.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some or all of the deferred taxes will be realized. Based on a number of factors, including the Company's filing for Chapter 11 bankruptcy protection on August 20, 2001, as previously discussed, and management's current financial forecasts, the Company recorded an increase to the valuation allowance of $212.9 million and $429.7 million during the thirteen and thirty-nine weeks ended November 3, 2001.







Liquidity and Capital Resources

Current Year

The Company's liquidity position deteriorated in the second and third quarters primarily due to a continuation of declining sales that resulted in a significant deficiency in cash necessary for operating activities. As described above under "Chapter 11 Filing," on August 20, 2001, the Company filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code. The following table reflects certain balance sheet account balances as of the end of the current fiscal quarter compared to the same account balances as of the beginning of the current fiscal year.

                                              November 3,         February 3,                        Percentage
                                                 2001                2001             Change           Change
                                            ----------------    ----------------    ------------    -------------
                                                                 (In thousands)
                                            ----------------------------------------------------
Cash and cash equivalents                         $34,628               $49,761       ($15,133)          (30.4)%
Merchandise inventories                           749,452               744,132          5,320             0.7%
Net fixed assets                                  388,626               547,999       (159,373)          (29.1)%
Trade accounts payable                            131,678               345,915       (214,237)          (61.9)%
Store closing reserves                             12,846               179,365       (166,519)          (92.8)%
Accrued expenses                                   86,230               114,205        (27,975)          (24.5)%
Capital lease and financing obligations            64,575               165,365       (100,790)          (61.0)%


The decrease in our cash position was primarily due to merchandise inventory purchases, reduction of accounts payable, and payments of deferred financing costs and capital expenditures. These cash reductions were partially offset by additional credit agreement borrowings of $79.7 million.

The decrease in net fixed assets was due to net fixed asset retirements (including capital lease retirements) totaling $116.4 million, associated with the 81 stores that have closed since the beginning of the year, and $62.8 million in depreciation expense partially offset by $22.9 million in capital expenditures and $4.5 million in capital lease additions.

The decrease in trade accounts payable was principally the result of a decrease in purchases resulting from the closing of 32 stores in March of 2001 and 47 stores in October of 2001 as well as from reduced vendor payment terms experienced as a result of our Chapter 11 bankruptcy filing.

Store closing reserves decreased primarily as a result of costs related to the store closings, including $61.8 million in fixed asset write-downs, $2.0 million in severance costs and $14.1 million in occupancy costs. An additional $64.4 million was transferred to the Liabilities Subject to Compromise account for lease rejection costs. We reduced the reserve for stores closed prior to August 20, 2001 by $100 million and recorded a $75.9 million charge related to the closing of the 47 stores.


The decrease in capital lease and financing obligations was due to $58.7 million in write-offs associated with the closing of the 32 stores and 47 stores as previously referenced, $13.1 million in payments on capital lease obligations partially offset by $4.5 million in capital lease additions and $42.4 million which was transferred to Liabilities Subject to Compromise.


Liabilities Subject to Compromise consists of obligations of the Company as of the August 20, 2001 Chapter 11 filing date (see note 10 to the consolidated financial statements for further details).

Our principal sources of liquidity are our Debtor in Possession credit agreements, cash from operations, and cash on hand.

On August 20, 2001, the Company entered into a $700 million Debtor-In-Possession Credit Agreement, dated as of August 20, 2001 ( the "GECC DIP Facility"), with General Electric Capital Corporation ("GE Capital"). The Company also entered into a $55 million Credit Agreement, dated as of August 20, 2001 (the "Kimco DIP Facility" and, together with the GECC DIP Facility, the "DIP Facilities"), with Kimco Funding, LLC ("Kimco"). The GECC DIP Facility consists of a $575 million Tranche A Revolver (including a Swing Line Commitment of $30 million as a subfacility thereof), a $50 million fully drawn Tranche B Revolver and a $75 million Term Loan. The GECC DIP Facility has a sublimit of $75 million for the issuance of letters of credit. Amounts borrowed under the Tranche A and Tranche B Revolvers bear interest at the Index Rate plus 1.50% per annum or, at the election of the Company, the applicable LIBOR Rate plus 2.75% per annum. Amounts borrowed under the Term Loan bear interest at the Index Rate plus 5.25% per annum. The Company must also pay an unused commitment fee equal to 0.35% per annum multiplied by the average unused daily balance of the Revolving Loan and the Swing Line Loan. The GECC DIP Facility terminates on the earliest of, among other dates, August 20, 2003 and the effective date of a plan of reorganization in the Chapter 11 Cases. Proceeds from the GECC DIP Facility were used to repay in full the Prior Credit Facility (as defined below), and will be used to pay such transaction costs and expenses related to the Chapter 11 cases, to provide working capital and for other general corporate purposes.

The GECC DIP Facility replaced the Company's former credit facility under the Credit Agreement, dated as of March 2, 2001 (the "Prior Credit Facility"), with GE Capital, as agent, and a syndicate of other banks and financial institutions. The Prior Credit Facility provided for a secured revolving credit facility of up to $750 million, with a sub-limit of $50 million for letters of credit, and a secured term facility for $50 million. On September 25, 2001, the Bankruptcy Court issued a final order authorizing the Company to use the GECC DIP Facility.

The lenders under the GECC DIP Facility have a super-priority claim against the estates of the Debtors (except with respect to the Company's right, title and interest in all real property leases in which the lenders under the Kimco DIP Facility have a first priority lien).

The Kimco DIP Facility consists of a $55 million term loan. Amounts borrowed under the Kimco DIP Facility bear interest at the Index Rate plus 6.00% per annum. The Company must also pay an additional fee on or prior to July 31, 2002 and each anniversary date thereof occurring on or prior to the maturity date equal to 0.33% multiplied by the aggregate principal amount of loans outstanding on such date. The Kimco DIP Facility terminates on the earliest of, among other dates, August 20, 2003 and the effective date of a plan of reorganization in the Chapter 11 Cases. Proceeds from the Kimco DIP Facility will be used for the financing of (i) capital expenditures relating to the Company's real property assets, (ii) its operating expenses and (iii) intercompany loans to Ames Merchandising Corporation.

The lenders under the Kimco DIP Facility have a priority claim against the estates of the Debtors, which ranks junior to the super-priority claims of the lenders under the GECC DIP Facility (except with respect to the Company's right, title and interest in all real property leases in which the lenders under the Kimco DIP Facility have a first priority lien).

As of November 3, 2001, borrowings of $441.5 million were outstanding under the GECC DIP Credit Facility. These borrowings are included in the current portion of long-term debt in the accompanying consolidated condensed balance sheet as of November 3, 2001. In addition, $28.9 and $9.4 million of standby and trade letters of credit, respectively, were outstanding under the Credit Facility. The weighted average interest rate on the borrowings for the thirteen weeks ended November 3, 2001 was 8.52%. The peak borrowing level through November 3, 2001 was $573.4 million and occurred in the fiscal month of May, 2001.

Achievement of expected cash flows from operations and compliance with our credit agreement covenants (see Note 5 to the consolidated financial statements) are dependent upon the attainment of sales, gross profit, expense levels, vendor relations, and flow of merchandise that are consistent with our financial projections.















Comparable Quarters

The following table reflects certain balance sheet account balances as of the end of the current fiscal quarter compared to the same account balances at the end of the Fiscal 2000 third quarter.

                                              November 3,         October 28,                        Percentage
                                                 2001                2000             Change           Change
                                            ----------------    ----------------    ------------    -------------
                                                                (In thousands)
                                            ----------------------------------------------------
Cash and cash equivalents                         $34,628               $41,876        $(7,248)          (17.3)%
Merchandise inventories                           749,452             1,045,847       (296,395)          (28.3)%
Net fixed assets                                  388,626               551,535       (162,909)          (29.5)%
Trade accounts payable                            131,678               420,730       (289,052)          (68.7)%
Other accounts payable                             46,464                84,881        (38,417)          (45.3)%
Store closing reserves                             12,846                51,242        (38,396)          (74.9)%
Accrued expenses                                   86,230               135,474        (49,244)          (36.3)%
Capital lease and financing obligations            64,575               166,095       (101,520)          (61.1)%

The decrease in merchandise inventories from October 28, 2000 was due to the closing of 32 stores in March of 2001 and 47 stores in October of 2001 as well as reduced purchases of inventory as a result of the difficult retail environment.

The reduction in net fixed assets resulted from write-offs primarily associated with the closing of 32 stores and 47 stores, as referenced above, and $85.2 million in depreciation expense offset by $31.7 million in capital expenditures and $9.0 million in capital lease additions incurred during the twelve months ended November 3, 2001.

The decrease in trade accounts payable from October 28, 2000 resulted primarily from reduced purchases of merchandise related to the closed stores, and reduced vendor payment terms experienced as a result of our Chapter 11 filing.

The decrease in other accounts payable results from our expense control programs and a reduction in selling general and administrative expenses related to the closing stores.

Store closing reserves decreased as a result of the $129.8 million charge taken in the fourth quarter of Fiscal 2000 offset by $78.0 million in the current year usage previously discussed and $1.7 million in usage during the fourth quarter of fiscal 2000. The reserve increased by $75.9 million related to the 47 store closing offset by a $100.0 million reduction in the reserve related to stores closed prior to August 20, 2001. An additional $64.4 million was transferred to Liabilities Subject to Compromise in recognition of potential lease rejection costs.

The decrease in capital lease and financing obligations was due to $58.7 million in write-offs associated with the closing stores as previously referenced, $21.4 million in payments on capital lease obligations partially offset by $9.0 million in capital lease additions and $42.4 million transferred to Liabilities Subject to Compromise.

Item 3.
           Quantitative and Qualitative Disclosures About Market Risk

We have exposure to interest rate volatility primarily relating to interest rate changes applicable to revolving loans under our credit facilities. These loans bear interest at rates which vary with changes in (i) the London Interbank Offered Rate (LIBOR) or (ii) the Index Rate (as defined in our credit agreement).

We do not speculate on the future direction of interest rates. As of November 3, 2001, approximately $496.5 million of our debt bore interest at variable rates. We believe that the effect, if any, of possible near term changes in interest rates on our consolidated financial position, results of operations or cash flows would not be significant.

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

                      None

Item 6.           Exhibits and Reports on Form 8-K.

(a)      Index to Exhibits

                 Exhibit No.          Exhibit

                 11 Schedule of computation of basic and diluted net income (loss)per share

                 12                   Ratio of Earnings to Fixed Charges


(b)      Reports on Form 8-K

         On August 24, 2001, the Company filed a report on form 8K regarding the filing of voluntary petitions by the Company and its subsidiaries under Chapter 11 of the U.S. Bankruptcy Code.


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


                                                                            AMES DEPARTMENT STORES, INC.
                                                                                    (Registrant)


Dated:               December 17, 2001                           /s/   Joseph R. Ettore
                                                                 ----------------------------------------------------
                                                                 Joseph R. Ettore, Chairman, Chief Executive
                                                                 Officer, and Director



Dated:               December 17, 2001                           /s/   Rolando de Aguiar
                                                                 ----------------------------------------------------
                                                                 Rolando de Aguiar, Senior Executive Vice
                                                                 President, Chief Financial and Administrative Officer





                                                                                                                    Exhibit 11

                                            AMES DEPARTMENT STORES, INC. AND SUBSIDIARIES
                                  SCHEDULE OF COMPUTATION OF BASIC AND DILUTED EARNINGS PER SHARE
                                              (In Thousands, Except Per Share Amounts)


                                                                  For the Thirteen                      For the Thirty-Nine
                                                                     Weeks Ended                            Weeks Ended
                                                          ------------------------------          ----------------------------

                                                            November 3,        October 28,         November 3,        October, 28
                                                               2001               2000                2001                2000
                                                          --------------    --------------     ----------------    ---------------
Net loss.................                                    (336,176)         ($37,236)        ($640,335)          ($88,432)
                                                          ==============    ==============     ================    ================

For Basic Earnings Per Share:
Weighted average number of common shares outstanding

     During the period (b)...............................       29,408            29,407             29,405              29,378
                                                          ================  ==============      ================   ================

Basic net loss per share..........                           ($11.43)           ($1.27)              ($21.78)            ($3.01)
                                                          ================    ==============     ================   ===============

For Diluted Earnings Per Share:
Weighted average number of common shares outstanding during
the period (b)...........................                      29,408            29,407              29,405              29,378
Add common stock equivalent shares represented by:
     Series B Warrants..................                         -                  -                   -                  4
     Options under the 1994 Management Stock Option
          Plan and 1998 Stock Incentive Plan.........            -                 36                  143                202
     Options under the 1994 Non-Employee Director Stock
          Option Plan..................                          -                 21                   -                  40
     Options under 2000 Store Manager Stock Option Plan          -                  -                  33                  22

                                                          ----------------    --------------     ----------------    --------------
Weighted average number of common and common
     Equivalent shares...................................      29,408            29,407              29,405              29,378
                                                          ================   ================    ================     =============
Diluted net loss per share (a)...........                     ($11.43)           ($1.27)              ($21.78)           ($3.01)
                                                          ================    ==============     ================     =============

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



                                                                                                                        Exhibit 12

                                            AMES DEPARTMENT STORES, INC. AND SUBSIDIARIES
                                                 RATIO OF EARNINGS TO FIXED CHARGES
                                                  (In Thousands, Except Ratio Data)


                              Thirty-Nine
                              Weeks Ended
                                                                        Fiscal Year Ended
                              -------------  -------------------------------------------------------------------------

                              November 3,    February 3,    January 29,    January 30,     January 31,    January 25,
                                  2001          2001           2000            1999           1998           1997
                              -------------  ------------   ------------   -------------   ------------   ------------

Income (loss) before
income
    taxes, extraordinary item
    and cumulative effect
      adjustment                  (210,673)     (288,377)       (31,355)         52,605         53,633         26,804

Add:
    Interest expense                63,046        87,961         60,843          15,253         11,600         19,043
    Interest component of
      rental expense                28,046        28,876         29,253          21,121         18,409         16,541
                              -------------  ------------   ------------   -------------   ------------   ------------

Earnings available for fixed
charges                           (119,581)     (171,540)        58,741          88,979         83,642         62,388

Fixed Charges:
    Interest expense                63,046        87,961         60,843          15,253         11,600         19,043
    Interest component of
      rental expense                28,046        28,876         29,253          21,121         18,409         16,541
                              -------------  ------------   ------------   -------------   ------------   ------------

Total fixed charges                 91,092       116,837         90,096          36,374         30,009         35,584

Ratio of earnings to fixed
     charges                       (1.3)x        (1.5)x           0.7x            2.4x           2.8x           1.8x


For the purpose of calculating the ratio of earnings to fixed charges, earnings consist of income before income taxes, extraordinary item and cumulative effect adjustment plus fixed charges (net of capitalized interest). Fixed charges consist of interest expense on all indebtedness and capitalized interest, amortized premiums, discounts and capitalized expenses related to indebtedness, and one-third of rent expense on operating leases representing that portion of rent expense deemed by us to be attributable to interest. For the thirty-nine weeks ended November 3, 2001 and the fiscal year ended February 3, 2001, the amount of additional earnings that would have been required to cover fixed charges for these periods was $210.7 million and $288.4 million, respectively.
