Form 10-K
period 2002-02-02
AMES DEPARTMENT STORES INC
filed 2002-05-03
CIK 6071





                                               SECURITIES AND EXCHANGE COMMISSION
                                                     WASHINGTON, D.C. 20549
                                                           FORM 10-K

[X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

                                           For the fiscal year ended February 2, 2002
                                                                    -----------------
                                                             OR
[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                           For the transition period from to _______


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
                                                                       --------------------------

                                Securities Registered Pursuant to Section 12(b) of the Act: None

                                   Securities Registered Pursuant to Section 12(g) of the Act:

                                       Title of Each Class     Name of Each Exchange on Which Registered
                                       -------------------    ------------------------------------------
                                       Common Stock, $.01 par value              OTC Bulletin Board
                                       Series B Warrants                                       None

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

      Yes   X    No ___
          -----

      Indicate by check mark if disclosure of delinquent filers pursuant to Item
405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

      As of March 28, 2002, the aggregate market value of voting stock held by non-affiliates of the Registrant was $6,929,810 based on the last reported sale price of the Registrant's Common Stock.

      29,408,057 shares of Common Stock were outstanding on March 28, 2002.



      Documents Incorporated by Reference:  None



Page 1 of 135 pages (including Exhibits)                                             Exhibit Index on page  48


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

Item 1.    Description of Business

Introduction

     Ames Department Stores, Inc. ("Ames" or the "Company") is one of the largest regional discount retailers in the United States. We currently operate 333 stores in fourteen contiguous states in the Northeast and Mid-Atlantic regions, as well as the District of Columbia. Our stores offer a wide range of both brand name and other quality merchandise for the home and family at prices below those of conventional department stores and specialty retailers. Our stores are smaller and more customer friendly than the stores of most competing "big box" retailers, including the national discount department store chains.

      Ames is a Delaware corporation organized in 1962 as a successor to a business originally founded in 1958. Its principal executive offices are located at 2418 Main Street, Rocky Hill, Connecticut, 06067; its telephone number is
(860) 257-2000; and its web site is http://www.AmesStores.com.


      The Ames fiscal year ends on the Saturday nearest January 31st. Our fiscal years ended February 2, 2002 and January 29, 2000, which we refer to as "Fiscal 2001" and "Fiscal 1999," respectively, consisted of fifty-two weeks. Our fiscal year ended February 3, 2001, which we refer to as "Fiscal 2000," consisted of fifty-three weeks. "Fiscal 2002" will end on February 1, 2003.



Business Developments


Petition for Relief under Chapter 11

      On August 20, 2001, the Company and each of its four subsidiaries (collectively, the "Debtors") filed voluntary petitions under Chapter 11 of the U.S. Bankruptcy Code (the "Bankruptcy Code") with the United States Bankruptcy Court for the Southern District of New York (the "Bankruptcy Court"). The Chapter 11 cases Nos. 01-42217 (REG) through 01-42221 (REG) (the "Chapter 11 Cases") have been consolidated for the purpose of joint administration. As of August 20, 2001, the Debtors began operating their business as debtors-in-possession under Chapter 11 of the Bankruptcy Code and are subject to the jurisdiction of the Bankruptcy Court.

      As a result of these filings, actions to collect pre-petition indebtedness are stayed and other contractual obligations against the Debtors may not be enforceable. In addition, under the Bankruptcy Code, the Debtors may assume or reject executory contracts, including real estate leases, employment contracts, personal property leases, service contracts and other unexpired executory pre-petition contracts, subject to Bankruptcy Court approval. Parties affected by these rejections may file claims with the Bankruptcy Court in accordance with the Bankruptcy Code. The Debtors cannot presently determine the ultimate liability that may result from the filing of claims for all contracts that may be rejected. Estimates have been made however, for certain contracts to be rejected and are included in the liabilities subject to compromise category. Substantially all pre-petition liabilities are subject to settlement under a plan of reorganization to be voted on by the creditors and equity holders and approved by the Bankruptcy Court. Although the Debtors expect to file a reorganization plan or plans that provide for emergence from bankruptcy sometime during Fiscal 2002, there can be no assurance that a reorganization plan or plans will be proposed by the Debtors or confirmed by the Bankruptcy Court or that any such plan will be consummated.



      As provided by the Bankruptcy Code, the Debtors have the exclusive right to submit a plan of reorganization for 120 days from the date of the filing of the voluntary petitions. On December 5, 2001, the Company filed a motion with the Bankruptcy Court to extend the period of exclusivity and on December 18, 2001, the court granted an extension of the exclusivity period to May 31, 2002. If the period of exclusivity is not further extended and the Debtors fail to file a plan of reorganization during such period, or if such plan is not accepted by the required number of creditors and equity holders within the required period, any party in interest may subsequently file its own plan of reorganization for the Debtors. A plan of reorganization must be confirmed by the Bankruptcy Court, upon certain findings being made by the Bankruptcy Court which are required by the Bankruptcy Code. The Bankruptcy Court may confirm a plan of reorganization notwithstanding the non-acceptance of the plan by an impaired class of creditors or equity holders if certain requirements of the Bankruptcy Code are met. As part of its restructuring, the Company anticipates that all existing equity will be cancelled. The Chapter 11 filing, the uncertainty regarding the eventual outcome of the reorganization case and the effect of other unknown adverse factors could threaten the Company's existence as a going concern.



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



      Schedules have been filed with the Bankruptcy Court setting forth the assets and liabilities of the Debtors as of the filing date as shown by the Company's accounting records. The Bankruptcy Court established a March 25, 2002 bar date for claims in the Company's Chapter 11 Cases. Differences between amounts shown by the Company and claims filed by creditors will be investigated and, if necessary, unresolved disputes will be determined by the Bankruptcy Court. The ultimate settlement terms for such liabilities are subject to a plan of reorganization, and accordingly, are not presently determinable.



Closing Stores

      In November 2000, the Company announced the planned closing of thirty-two stores. Thirty-one of the stores were under-performing stores acquired from the former Hills Stores Company ("Hills"). The other store was closed as a result of the expiration of its lease. Liquidation sales at these stores began December 31, 2000. All thirty-two stores were closed by the end of March 2001. The Company recorded a $139.3 million expense in Fiscal 2000 in connection with these closings, including $9.5 million for inventory write-offs. These charges represent future costs to be paid for these stores and expenses related to the actual cessation of business in these locations.



      In August 2001, the Company announced that it would close 47 store locations. The stores began liquidation sales immediately and closed in October 2001. Two other stores were also closed in August 2001. The Company recorded a $75.9 million charge related to these store closings in August 2001. The charge includes provisions for employee severance, the write off of fixed assets and the estimated cost of the leases to be rejected in the Chapter 11 proceedings. The Company also recorded a $13.3 million charge to cost of merchandise sold for the impairment of inventory value in these stores.



      In November 2001, the Company announced that it would close 16 store locations. The stores began liquidation sales immediately and closed in January 2002. The Company also announced that it would close its distribution center in Columbus, Ohio. The distribution center closed in March 2002. The Company recorded a charge in November 2001 of $53 million related to these closings. The charge includes provisions for employee severance, the write-off of fixed assets and the estimated cost of the leases to be rejected in the Chapter 11 proceedings. The Company also recorded a $6.2 million charge to cost of merchandise sold for the impairment of inventory value in these stores.



      In December 2001, the Company announced that it would close 54 store locations. The stores began liquidation sales in December 2001 and closed in March 2002. The Company recorded a charge in December 2001 of $85.8 million related to these closings. The charge includes provisions for employee severance, the write-off of fixed assets and the estimated cost of the leases to be rejected in the Chapter 11 proceedings. The Company also recorded a $14.2 million charge to cost of merchandise sold for the impairment of inventory value in these stores.



Growth Strategy

     As a result of its Chapter 11 filing and the resulting restrictions on corporate resources, it is unlikely that the Company will increase its store base until after emerging from Bankruptcy Court protection. During and prior to the reorganization, Ames has taken a variety of actions to address its problem areas and to assure its success as a reorganized entity. Foremost among these has been its action in closing, since the start of Fiscal 2001, a total of 151 store locations as well as one distribution center. However, there can be no assurance that a reorganization plan or plans will be proposed by the Debtors or confirmed by the Bankruptcy Court or that any such plan will be consummated.

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

      Ames sells merchandise in three major categories: home lines, softlines and hardlines. The following table sets forth the types of merchandise offered within each of these three categories and the percentage of our net sales (excluding leased department and closed store sales) in Fiscal 2001 attributable to each category:


 Home Lines 40%                     Softlines 32%                               Hardlines 28%
---------------                    -----------------------------------------   -------------
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

o    Crafts


In addition, all Ames stores include a shoe department operated by a licensee that accounted for approximately 4.2% of our total sales in Fiscal 2001.

      A significant portion of our net sales is derived from the sale of products that bear readily-recognized brand names, including American Greeting(R), Cannon(R), Coleman(R), Dickies(R), Fisher-Price(R), Fruit of the Loom(R), Hanes(R), Kodak(R), Magnavox(R), Mattel(R), Procter and Gamble(R), Proctor-Silex(R), Rider(R), Rubbermaid(R), Salton(R), Timex(R) and Wrangler(R).

      Women's apparel is the only product line that accounts for more than 10% of our sales, generating approximately 12.6% of our Fiscal 2001 net sales. We carry primarily staple, casual items of basic women's apparel, including outerwear, sportswear, and intimates, with a particularly broad selection of merchandise in "plus" sizes for the larger woman. Similarly, our selection of men's apparel is limited to staple, non-fashion items that women frequently purchase for the men in their families and that are most commonly sought by men within our target customer base. We believe that our focus on basic apparel limits our exposure to risks associated with changing fashion trends.

      Our hardlines merchandise also consists primarily of products that are most frequently purchased by women, such as health and beauty care products, toys, stationery, household commodities, housewares, photo, gift wrap and holiday decorations. We concentrate our hardware offerings on basic home repair and maintenance items, many of which are purchased by women. Although we sell a number of hardware items and automotive supplies that are more commonly purchased by men, our offerings of these products are more limited than those of other large discount retailers.

      Our home lines, which also consist primarily of products that are purchased by women, include a "Crafts and More" department. The crafts department has become a destination shop for Ames customers, and accounted for approximately 3.4% of our Fiscal 2001 net sales.

      In certain of our markets, we are able to customize or localize our merchandising. We tailor our selection of discount products and customize each store based on its demographics and purchasing patterns of our diverse customer base. In our stores located in college towns, we offer a larger assortment of the items most frequently desired by students for their dormitory rooms, as well as stationery supplies, jeans, sweatshirts, athletic apparel, and similar products. In our stores located in resort or vacation communities we feature broader selections of such seasonal items as beach and camping supplies, and we continue to stock those items throughout the duration of the related vacation season. This micro-marketing strategy drives customer traffic to those stores and develops and improves the loyalty of each store's customer base.

      In addition to offering a merchandise selection that is specifically tailored to the needs and preferences of our target customers, we strive to make each customer's shopping experience pleasant and convenient. We offer an extensive layaway program that accounted for approximately 4.4% of our Fiscal 2001 net sales. We have a fully staffed customer service desk at a location away from the most heavily trafficked areas in the store to afford customers greater privacy. We also implemented an "A+ Customer Service Program" which encourages our store personnel to enhance customer satisfaction.



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

     Our marketing theme, "Bargains by the Bagful(R)," is designed to emphasize our value pricing. We support the "Bargains by the Bagful(R)" theme through several promotional programs, including "Special Buy" and "55Gold(R) Savings" programs, as well as periodic event sales:

o Our "Special Buy" program allows us to offer selected items of recognizable brand name and other quality merchandise to consumers at deep discounts, thereby providing the customer with readily recognizable values. "Special Buy" items are generally not actively advertised. Instead, we use special signage and fixtures to make "Special Buy" merchandise easily recognizable to customers, who are often drawn to our stores as a result of their desire to discover the latest
      "Special Buy" offerings. We are able to offer these deep discounts because of our ability to react quickly to buying opportunities for closeout and end-of-run products that are popular with our customers. Apparel comprises the majority of the merchandise offered through our "Special Buy" program. The Company has further extended the "Special Buy" program to other Homeline and Hardline merchandise categories.

o Our "55Gold(R) Savings" program provides a 10% discount on all merchandise, including sale and "Special Buy" items, for consumers aged fifty-five and older who present a "55Gold(R) Savings" card when shopping on Tuesdays. Since its inception in late 1994, on average, Tuesday has moved from being the lowest to the highest selling day in the week. During Fiscal 2001, the "55Gold(R) Savings" program generated sales of approximately $347 million. The number of active cardholders is currently approximately 2.3 million.

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

     We reinforce Ames's "Bargains by the Bagful(R)" theme through extensive use of weekly full-color newspaper circulars. We distributed fifty-two circulars in Fiscal 2001, with an average weekly circulation to 15.8 million households. These circulars generated approximately 41% of our net sales in Fiscal 2001.

     During Fiscal 2001, for certain specific merchandise categories, the Company has increased its "Everyday Low Price" strategy initiatives, so that these categories are no longer part of the "high/low" pricing strategy.

Store Layout and Design

      Ames stores, which range from 26,736 to 77,506 square feet of selling space and average approximately 53,000 square feet of selling space, are smaller and, we believe, more customer friendly than those of most competing big box retailers, particularly the national discount store chains. Their smaller size appeals to Ames's target customer base of working mothers and senior citizens, who prefer an easy-to-shop, convenient store environment. The prototype Ames store features an open floor plan and wide aisles that allow customers to see the entire store at a glance. Bright, attractive signage and "soft" corners highlight key departments and make finding the right department easy. The home lines department, our largest merchandise category, typically spans the back wall of the store, with promotional pallet and bin displays bordering the main aisle. Promotional items are placed throughout the store near similar merchandise.


Store Locations

      We currently operate 333 on-going stores located in the Northeast, Midwest and Mid-Atlantic regions. The following table sets forth, as of March 31, 2002, the locations of our existing Ames stores:

                 Number of Stores
                ------------------

Pennsylvania                           68
New York                               86
Ohio                                   12
Massachusetts                          34
Maryland                               21
Maine                                  20
Connecticut                            22
New Hampshire                          19
New Jersey                             15
Virginia                                6
West Virginia                           6
Vermont                                12
Rhode Island                            7
Delaware                                4
District of Columbia                    1
                                        -
                       Total:          333
                                       ===


Purchasing

      We buy merchandise from more than 3,000 vendors, approximately 83% of whom are located in the United States. Merchandise is purchased centrally for all stores by buyers who are based at Ames headquarters. No single supplier accounted for more than 4% of our purchases in Fiscal 2001. The continued availability of merchandise is likely to depend on our ability to meet our sales and margin plans in the coming months.

     We work actively with our vendors to reduce costs and improve the efficiency of our supply chain. Nearly 2,400 vendors participate in our electronic ordering and invoicing program.

Distribution

      We operate distribution centers in Leesport, Pennsylvania; Mansfield, Massachusetts; and Westfield, Massachusetts, which aggregate approximately 2.4 million square feet. Merchandise is shipped by vendors either directly to our stores or to our distribution centers, which then make deliveries to the stores using our own fleet of trucks or contract carriers.


Management Information Systems

      In Fiscal 2001, we invested approximately $3.0 million in technology and equipment, primarily for home office administrative and store level needs.

      In Fiscal 2000, we invested approximately $26.6 million in technology and equipment, which included an implementation of a Data Warehouse system acquired from Retek. This system supplies the merchandising and allocation divisions with information on our inventory, selling, and vendor performance at the individual SKU and store level of detail, and provides new and better views of critical information in substantially less time than before, allowing quicker and better informed merchandising decisions.

      In Fiscal 2000, we implemented financial systems developed by Oracle Corporation. These financial systems provide us with an integrated solution for much of our financial information with significantly enhanced reporting and analytical capabilities.

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


Competition

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

      Our merchandising focus is primarily directed to consumers who, we believe, are underserved by the major national chains. Although this approach, combined with our smaller store size, has enabled us to compete effectively with these chains and operate in proximity to their stores, we remain vulnerable to the marketing power and high level of consumer recognition of the major national discount chains. We expect to face increased competition in the future which could adversely affect our business, results of operations, and financial condition.

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


Seasonality


      Our business is seasonal in nature, with a large portion of our net sales occurring in the second half of our fiscal year as a result of the back-to-school and Christmas shopping seasons. Net sales are highest in the last fiscal quarter (30% and 34% of our annual net sales in Fiscal 2001 and Fiscal 2000, respectively). The demand for working capital is heaviest in May and from August through November, when sufficient merchandise must be purchased for the spring, back-to-school, and Christmas seasons, respectively.


Employees

      As of March 4, 2002, we employed approximately 22,000 people. Approximately 19,000 of our employees work in various capacities within our stores, approximately 2,000 are employed in our distribution centers and the balance is based at our corporate and regional offices. With the exception of approximately 1,350 employees at our distribution centers who are covered by collective bargaining agreements that expire at various times from December 2002 to December 2003, none of our employees are represented by a union.


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


Item 2.    Properties

      As of March 31, 2002, the Company's 333 operating stores covered a total of approximately 21.7 million square feet. The average store size is approximately 65,200 square feet, of which approximately 81% is selling area.

      The construction of one store, located in Monroeville, Pennsylvania, was financed with an industrial development bond. Ames has an option to purchase this location at nominal cost at the expiration of the lease term in May 2003. Ames owns the building and leases the land occupied by the store in Mercerville, New Jersey. The land and buildings for three open and two closed store locations are owned by Ames. Ames leases the remainder of its stores with leases whose terms expire at various times between 2002 and 2026. The leases generally have one or more renewal options, typically permitting an extension for at least five years. In addition, the leases generally provide for fixed annual rentals, payment of certain taxes, insurance, and other charges, and additional rentals based on a percentage of sales in excess of certain fixed amounts. Except for vendor-owned greeting card equipment and leased shoe department equipment, Ames owns the fixtures and equipment in its other stores, some of which is subject to various financing arrangements.

      Ames warehouse and distribution facilities in Leesport, Pennsylvania and Mansfield, Massachusetts are owned by the Company and occupy approximately 1.7 million square feet in the aggregate. The warehouse and distribution facility in Westfield, Massachusetts is a leased property that comprises approximately 649,000 square feet. Ames leases approximately 386,000 square feet of space in Rochester, New York under a lease expiring on December 31, 2007, with two ten-year renewal options. This location has been subleased to an unaffiliated tenant for the remainder of the lease term.

      Ames owns and occupies its 225,000 square foot corporate office in Rocky Hill, Connecticut. Ames has a lease for 11,000 square feet for its plan-o-gramming facility in Rocky Hill, which expires in November 2006, and a lease, which expires in April 2006, for a 33,000 square foot in-house photography studio and print shop in Rocky Hill.


Item 3.    Legal Proceedings

     On December 15, 1998, a class action complaint was filed in the United States District Court for the District of Connecticut entitled Edmond Smoot, III and Yousef S.A. Syed, Individually and on Behalf of All Others Similarly Situated v. Ames Department Stores, Inc. (the "Smoot Action"). The Complaint alleged that Ames violated the Fair Labor Standards Act and state laws in those states in which it does business by failing to pay Smoot, Syed, and other similarly situated Assistant managers time and one-half their regular rates of pay for hours worked in excess of 40 hours a week. The allegations are similar to a previous class action lawsuit entitled Colleen Austin, on Behalf of herself and others Similarly Situated v. Ames Department Stores, Inc. et al, as reported in the Company's Form 10-K for the fiscal year ended January 29, 2000. The Company settled the Austin class action lawsuit as well as other similar lawsuits that were filed in 1995 and 1996, as reported in the Company's Form 10-K for the fiscal year ended January 29, 2000. The class the current lawsuit attempts to represent is those Assistant managers who did not opt-in to the settlement of the Austin complaint, those who opted in and continued to work for Ames, and those who worked for Ames as an Assistant manager after August 19, 1998, but who are not otherwise covered by the previous categories. Ames filed an answer in the case in which it denied liability on the basis that Smoot and Syed and other similarly situated Assistant managers were exempt employees and, thus, not entitled to overtime pay. On November 14, 2000, the Court gave preliminary approval to a class action settlement that had been reached by the parties. Notice of the settlement and Fairness Hearing for final approval of the settlement was mailed to class members. No objections to the settlement were filed by class members. On April 30, 2001, the parties appeared before the Court for the Fairness Hearings and on June 22, 2001, the Court issued a Final Approval of Settlement approving the terms of the parties' settlement (the "Settlement"). The Settlement requires an evidentiary hearing on the proper classification of the Assistant manager position. The total cost of the Settlement to the Company will depend upon the outcome of the evidentiary hearing. In the event the Company prevails, the total cost to the Company will be $1 million dollars, inclusive of attorney's fees. If the plaintiffs prevail at the evidentiary hearing, the cost to the Company will be $3 million dollars, exclusive of attorney's fees.

      As a result of the voluntary filing of the Chapter 11 cases, the Smoot Action is subject to the automatic stay provisions as set forth at Section 362(a) of the Bankruptcy Code. By motion dated December 4, 2001 (the "Motion"), the plaintiffs sought relief from the automatic stay provisions in order to continue the litigation. The parties have recently entered into an agreement which, subject to the approval of the Bankruptcy Court, provides that the Motion is withdrawn and the automatic stay modified only to the extent of permitting the parties to resolve the remaining issues pursuant to the terms of the Settlement. The parties further consent to removal of the Smoot Action to the Southern District of New York and to referring it thereafter to the Bankruptcy Court. If the agreement is approved by the Bankruptcy Court, a date for the evidentiary hearing will be scheduled. Whatever the outcome of that hearing, the plaintiffs will have a claim which can only be paid in accordance with a confirmed plan or reorganization.


  Other Matters

      Ames is party to various claims and legal proceedings covering a wide range of matters that arise in the ordinary course of its business. All matters which arose prior to August 20, 2001 are subject to the automatic stay.


Item 4.    Submission of Matters to a Vote of Security Holders

      There were no matters submitted during the fourth quarter of Fiscal 2001 to a vote of security holders, through the solicitation of proxies or otherwise.

                                     PART II


Item 5. Market for the Registrant's Common Stock and Related Matters Concerning Security Holders

       Prior to the voluntary filing of the Chapter 11 cases on August 20, 2001, our common stock traded on the NASDAQ National Market System under the symbol "AMES." Subsequent to the Chapter 11 filing, our stock trades "over the counter" under the symbol "AMESQ". The following table provides the high and low sale prices for our common stock as reported on NASDAQ and over the counter for the fiscal quarterly periods indicated below. The Company was delisted from the NASDAQ National Market System on September 18, 2001 in the wake of our bankruptcy filing. These prices do not include retail brokerage markups, markdowns or commissions.

                                                   Fiscal 2001                     Fiscal 2000
                                            -----------------------        ----------------------
                                                  Low         High               Low        High
                                                ------       ------           -------     -------
      1st Quarter..........................     $ 1.53       $ 6.03           $ 13.63     $ 29.38
      2nd Quarter..........................        .78         3.13              6.25       19.06
      3rd Quarter..........................       1.02          .10              3.63        8.38
      4th Quarter..........................        .11          .44               .44        6.34


      On March 28, 2002, there were approximately 6,031 holders of record of Ames common stock. On that date, the reported closing sale price of our common stock was $.17.

      We paid no quarterly dividends to the holders of our common stock during these periods. Dividends cannot be declared under the terms of our DIP Facilities.



Item 6.    Selected Financial Data

      The following selected financial data of Ames should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," as well as the Consolidated Financial Statements and related Notes appearing elsewhere in this annual report on Form 10-K.





                                                                 (In millions, except per share data)

                                        --------------- ---------------- --------------- ----------------- ---------------
                                        Fiscal Year      Fiscal Year      Fiscal Year        Fiscal Year      Fiscal Year
                                           Ended            Ended            Ended              Ended             Ended
                                        Feb. 2, 2002     Feb. 3, 2001     Jan. 29, 2000     Jan. 30, 1999    Jan. 31, 1998
                                        ------------    -------------    --------------- ----------------- ---------------
                                                              (b)                                                 (b)
      Net sales (a).............            $3,254.0         $3,953.6        $3,836.9          $2,498.6        $2,225.5
      Net (loss) income.........             (813.1)(c)       (240.6)(d)         17.1(e)           33.8(f)         34.5(g)
      Basic net  (loss)  income
      per common share.........              (27.65)(c)        (8.19)(d)         0.62(e)           1.47(f)         1.59(g)
      Diluted net (loss)income
      per common share.........              (27.65)(c)        (8.19)(d)         0.62(e)           1.40(f)         1.46(g)
      Total assets.............              1,083.7          1,995.7         1,975.3           1,483.4           610.0
      Long-term debt and capital
      leases..................                  80.8(h)         771.4           602.2             287.7            35.7

------------------------------
(a) Net sales for fiscal years ended February 2, 2002, February 3, 2001 and January 29, 2000 reflect the change in accounting for layaway sales adopted pursuant to SAB No. 101 (see Note 1 to the Consolidated Financial Statements) and net sales for fiscal years ended January 30, 1999 and January 31, 1998 reflect adjustments due to the effect of recording promotional coupons issued by Ames as markdowns, which conforms to the current treatment for coupon accounting.
(b) Fiscal years ended February 3, 2001 and January 31, 1998 consisted of fifty-three weeks; all other years presented consisted of fifty-two weeks.
(c) Includes charges for $177.1 million for the costs associated with the closing of one hundred and nineteen stores, including a charge for reorganization of $28.7 million and $33.7 million for inventory impairment, offset by $100 million of prior store closing reserves recaptured in the profit and loss statement. Also includes $429.7 million of deferred tax benefits written off.
(d) Includes charges of $139.3 million for the costs associated with the closing of thirty-two stores, including a $9.5 million charge for inventory impairment, also includes an extraordinary loss, net of tax, of $7.0 million for the early extinguishment of debt.
(e) Includes cumulative effect adjustment for change in accounting for layaway sales of $1.1 million, net of $0.6 million tax benefit, and the recognition of approximately $38 million in tax benefits.
(f) Includes charges of $8.2 million for the costs associated with the closing of seven stores.
(g) Includes charges of $1.6 million for the costs associated with the closing of two stores.
(h) Amounts previously recorded as long term debt are currently classified as current portion of long term debt or liabilities subject to compromise.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

      The Ames fiscal year ends on the Saturday nearest January 31st. Our fiscal years ended February 2, 2002 and January 29, 2000, which we refer to as "Fiscal 2001" and "Fiscal 1999," respectively, consisted of fifty-two weeks. Our fiscal year ended February 3, 2001, which we refer to as "Fiscal 2000," consisted of fifty-three weeks. "Fiscal 2002" will end on February 1, 2003.

      The following discussion and analysis should be read in conjunction with the consolidated financial statements and related Notes appearing elsewhere in this annual report on Form 10-K.

Chapter 11 Filing

      On August 20, 2001, the Company and each of its four subsidiaries (collectively, the "Debtors") filed voluntary petitions under Chapter 11 of the U.S. Bankruptcy Code (the "Bankruptcy Code") with the United States Bankruptcy Court for the Southern District of New York (the "Bankruptcy Court"). The Chapter 11 cases Nos. 01-42217 (REG) through 01-42221 (REG) (the "Chapter 11 Cases") have been consolidated for the purpose of joint administration. As of August 20, 2001, the Debtors began operating their business as debtors-in-possession under Chapter 11 of the Bankruptcy Code and are subject to the jurisdiction of the Bankruptcy Court.

      As a result of these filings, actions to collect pre-petition indebtedness are stayed and other contractual obligations against the Debtors may not be enforceable. In addition, under the Bankruptcy Code, the Debtors may assume or reject executory contracts, including real estate leases, employment contracts, personal property leases, service contracts and other unexpired executory pre-petition contracts, subject to Bankruptcy Court approval. Parties affected by these rejections may file claims with the Bankruptcy Court in accordance with the Bankruptcy Code. The Debtors cannot presently determine the ultimate liability that may result from the filing of claims for all contracts that may be rejected. Estimates have been made, however, for certain contracts to be rejected and are included in the liabilities subject to compromise. Substantially all pre-petition liabilities are subject to settlement under a plan of reorganization to be voted on by the creditors and equity holders and approved by the Bankruptcy Court. Although the Debtors expect to file a reorganization plan or plans that provide for emergence from bankruptcy sometime during Fiscal 2002, there can be no assurance that a reorganization plan or plans will be proposed by the Debtors or confirmed by the Bankruptcy Court or that any such plan will be consummated.



      As provided by the Bankruptcy Code, the Debtors have the exclusive right to submit a plan of reorganization for 120 days from the date of the filing of the voluntary petitions. On December 5, 2001, the Company filed a motion with the Bankruptcy Court to extend the period of exclusivity and on December 18, 2001, the court granted an extension of the exclusivity period to May 31, 2002. If the period of exclusivity is not further extended and the Debtors fail to file a plan of reorganization during such period, or if such plan is not accepted by the required number of creditors and equity holders within the required period, any party in interest may subsequently file its own plan of reorganization for the Debtors. A plan of reorganization must be confirmed by the Bankruptcy Court, upon certain findings being made by the Bankruptcy Court which are required by the Bankruptcy Code. The Bankruptcy Court may confirm a plan of reorganization notwithstanding the non-acceptance of the plan by an impaired class of creditors or equity holders if certain requirements of the Bankruptcy Code are met. As part of its restructuring, the Company anticipates that all existing equity will be cancelled. The Chapter 11 filing, the uncertainty regarding the eventual outcome of the reorganization case and the effect of other unknown adverse factors could threaten the Company's existence as a going concern.



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



      Schedules have been filed with the Bankruptcy Court setting forth the assets and liabilities of the Debtors as of the filing date as shown by the Company's accounting records. The Bankruptcy Court established a March 25, 2002 bar date for claims in the Company's Chapter 11 Cases. Differences between amounts shown by the Company and claims filed by creditors will be investigated and, if necessary, unresolved disputes will be determined by the Bankruptcy Court. The ultimate settlement terms for such liabilities are subject to a plan of reorganization, and accordingly, are not presently determinable.


Basis of Presentation

      The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities and commitments in the normal course of business and do not reflect any adjustments that might result if the Company is unable to continue as a going concern. The filing of the voluntary Chapter 11 petitions referred to above, losses from operations and negative cash flow from operations raise doubt about the Company's ability to continue as a going concern. The appropriateness of using a going concern basis is dependent upon, among other things, confirmation of a plan or plans of reorganization, future profitable operations and the ability to generate cash from operations and financing sources sufficient to meet obligations. As a result of the filing of the Chapter 11 cases and related circumstances, realization of assets and liquidation of liabilities is subject to significant uncertainty. While under the protection of Chapter 11, the Debtors may sell or otherwise dispose of assets, and liquidate or settle liabilities for amounts other than those reflected in the consolidated financial statements. Further, a plan or plans of reorganization could materially change the amounts reported in the accompanying consolidated financial statements. The consolidated financial statements do not include any adjustments relating to recoverability of the value of recorded asset amounts or the amount and classification of liabilities that might be necessary as a consequence of a plan of reorganization. The Company anticipates significant adjustments to the consolidated financial statements as a result of applying the provisions of Statement of Position 90-7 "Financial Reporting by entities in Reorganization Under the Bankruptcy Code" during the proceedings. At this time, it is not possible to predict the outcome of the Chapter 11 cases or their effect on the Company's business, its financial position, results of operations or cash flows. If it is determined that the liabilities subject to compromise in the Chapter 11 cases exceed the fair value of the assets, unsecured claims may be satisfied at less than 100% of their face value. The Company has previously indicated its belief that all existing equity will be cancelled as part of the reorganization. The Company believes the DIP Facilities (as defined below in "Liquidity and Capital Resources"), should provide the Company with adequate liquidity to conduct its business while it prepares a reorganization plan. However, the Company's liquidity, capital resources, results of operations and ability to continue as a going concern are subject to known and unknown risks and uncertainties, including those set forth under "Forward-looking Statements."

Results of Operations

Fiscal 2001 compared to Fiscal 2000

      The consolidated results of operations for Fiscal 2001 were adversely affected by the Company's bankruptcy filing in August and deteriorating liquidity position prior to that time which resulted in reduced merchandise shipments from its suppliers.

                                                                            Fiscal              Fiscal          Percentage
                                                                             2001                2000             Change
                                                                         --------------     ---------------    --------------
     (In millions)

     Total Net Sales                                                          $3,254.0            $3,953.6           (17.7%)
     Leased department and other income                                           37.8                46.4           (18.5%)
                                                                         --------------     ---------------
     Total Revenue                                                             3,291.8             4,000.0
     Costs and expenses:
     Cost of merchandise sold                                                  2,438.5             2,932.2           (16.8%)
     Selling, general and administrative expenses                                937.4             1,058.7           (11.5%)
     Depreciation and amortization expense, net                                   79.4                79.7                0%
     Interest and debt expense, net                                               76.2                88.0           (13.4%)
     Closed stores charge, net                                                   114.7               129.8
     Reorganization expenses                                                      28.7                 ---
                                                                         --------------     ---------------
     Loss before income taxes                                                  (383.1)             (288.4)
     Income tax (provision) benefit                                            (430.0)                54.8
                                                                         --------------     ---------------
     Net Loss before extraordinary item                                        (813.1)             (233.6)
     Extraordinary Item                                                            ---               (7.0)
                                                                         --------------     ---------------
     Net Loss                                                                 ($813.1)            ($240.6)
                                                                         ==============     ===============


      Net Sales and Leased Department and other income decreased 17.7% and 18.5%, respectively from fiscal 2000 due to the closing of 32 stores in March and 47 stores in October as well as a 12.5% decrease in same store sales.

      The gross margin decreased due to the sales decreases previously noted and decline in gross margin rate. Gross margin as a percentage of sales decreased from 25.8% to 25.1% primarily as a result of increased markdowns and merchandise liquidation sales at closing stores.

      Selling general and administrative expenses decreased 11.5% from Fiscal 2000 primarily as a result of closing stores and the rejection of certain of those store leases as well as expense control efforts. Selling, general and administrative expenses as a percentage of revenue increased to 28.5% from 26.5% primarily as a result of decreased sales.

      Interest expense decreased 13.4% from Fiscal 2000 primarily because we ceased accruing interest charges on the Ames 10% Senior Notes and Hills 12 1/2% Senior Notes as a result of our bankruptcy filing.

      The $114.7 million store closing charge in Fiscal 2001 and $129.8 million in Fiscal 2001 are related to previously announced store closings as described below. We also recorded a charge of $28.7 million in Fiscal 2001 to write off deferred financing costs and estimated expenses associated with the Company's reorganization in bankruptcy.

      We recorded a consolidated tax provision of $430.0 million to fully reserve for all previously recorded deferred tax assets in Fiscal 2001 as compared to a tax benefit of $54.8 million in Fiscal 2000. See note 9 to the Consolidated Financial Statements for additional information.


Fiscal 2000 Compared to Fiscal 1999

      The following table illustrates the consolidated results of operations for the fifty-three weeks ended February 3, 2001, as compared to the consolidated results of operations for the fifty-two weeks ended January 29, 2000.


                                                                             Fiscal             Fiscal           Percentage
                                                                              2000               1999              Change
                                                                         ---------------    ----------------    --------------
     (In millions)

     Total Net Sales                                                           $3,953.6            $3,836.8              3.0%
     Leased department and other income                                            46.4                41.7             11.3%
                                                                         ---------------    ----------------
     Total Revenue                                                              4,000.0             3,878.5              3.1%
     Costs and expenses:
     Cost of merchandise sold                                                   2,932.2             2,715.4              8.0%
     Selling, general and administrative expenses                               1,058.7             1,068.2            (1.0%)
     Depreciation and amortization expense, net                                    79.7                65.5             21.7%
     Interest and debt expense, net                                                88.0                60.8             44.7%
     Closed stores charge                                                         129.8                 ---
                                                                         ---------------    ----------------
     Loss before income taxes                                                   (288.4)              (31.4)
     Income tax  benefit                                                           54.8                49.6
                                                                         ---------------    ----------------
     (Loss) income before cumulative effect adjustment                          (233.6)                18.2
     Cumulative effect adjustment, net of tax                                       ---               (1.1)
                                                                         ---------------    ----------------
     Net income (loss)                                                          (233.6)                17.1
     Extraordinary item, net of tax                                               (7.0)                 ---
                                                                         ---------------    ----------------
     Net (loss) income                                                         ($240.6)               $17.1
                                                                         ===============    ================


      The consolidated results of operations for Fiscal 1999 include the results of the former Hills stores during the period they were operated by professional liquidators under an agency agreement.

      During Fiscal 2000, beginning in early spring, our business was affected by a number of economic conditions. With higher gasoline prices leading the way, our customers' disposable income levels were reduced, affecting their purchasing power. This coupled with a cold and wet spring, resulted in lower than forecast sales. A cool summer, continued high gasoline prices, and an economic slowdown later in the year further affected our sales.

      As the economy continued to slow in the third quarter, we reacted decisively with a focus on reducing inventories for the fall and Holiday season, curtailing selling, general and administrative expenses, limiting capital expenditures, and reviewing our store base to ensure that we closed all stores whose closure would result in a net cash flow improvement.

      The increases in net sales and leased department and other income in Fiscal 2000 compared to Fiscal 1999 are primarily attributable to the net addition of twenty-four new stores during the year, partially offset by a 2.1% decrease in same store sales.

      Gross margin decreased $100.0 million in Fiscal 2000 compared to Fiscal 1999. Gross margin as a percentage of sales decreased from 29.2% in Fiscal 1999 to 25.8% in Fiscal 2000. The decrease is primarily attributable to high markdowns and a reduction in the vendor allowances received in fiscal 2000 when compared to Fiscal 1999 when we opened 163 new stores. We incurred higher markdowns in 2000 than in 1999 resulting from significantly higher seasonal clearance activities in the first half of 2000.

      The decrease in selling, general and administrative expenses during Fiscal 2000 compared to Fiscal 1999 was primarily a result of a decrease in pre-opening expenses partially offset by a full year of operating expenses in the converted former Hills stores. Selling, general, and administrative expenses decreased as a percentage of sales from 27.8% in Fiscal 1999 to 26.8% in Fiscal 2000.

      The increase in depreciation and amortization expense during Fiscal 2000 compared to Fiscal 1999 resulted primarily from a full year's depreciation and amortization of the fixed assets and beneficial lease rights acquired from Hills compared to less than a full year's depreciation and amortization in Fiscal 1999.

      The increase in interest expense in Fiscal 2000 is mainly attributable to a higher level of borrowings under our revolving credit facility as well as a full year of interest expense associated with the Ames 10% Senior Notes issued in April 1999.

      The $129.8 million store closing charge is related to the thirty-two store closings announced in November 2000 and completed in March 2001. We recorded an extraordinary charge of $7.0 million in Fiscal 2000 for the write-off of deferred financing costs and other exit expenses associated with the early termination of our prior revolving credit facility.

     We recorded a consolidation income tax benefit of $54.8 million in Fiscal 2000 compared to $49.6 million in Fiscal 1999. The increase is primarily a result of our Fiscal 2000 operating loss partially offset by an increase in the valuation allowance recorded against certain deferred tax assets. See Note 9 to the consolidated financial statements for additional information.

Store Closing Charges

      On August 16, 2001 the Company announced that it would close 47 store locations. The stores began liquidation sales immediately and closed in October 2001. In connection with these closings, the Company recorded a $75.9 million charge in the third quarter. The Company also recorded a $13.3 million charge to cost of merchandise sold for the impairment of inventory value in these stores.

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

      On November 14, 2001, the Company announced that it would close 16 store locations. The stores began liquidation sales immediately and closed in January 2002. On November 27, 2001, the Company announced that it would close its distribution center in Columbus, Ohio. The distribution center closed in March 2002. The Company recorded a charge in November 2001 of $53 million related to these closings. The Company also recorded a $6.2 million charge to cost of merchandise sold for the impairment of inventory value in these stores and the Columbus distribution center.

      On December 5, 2001, the Company announced that it would close 54 store locations. The stores began liquidation sales in December 2001 and closed in March 2002. The Company recorded a charge in December 2001 of $85.8 million related to these closings. A charge of $14.2 million for inventory impairment in the 54 closing stores is included in cost of merchandise sold.

      In November 2000, the Company announced the planned closing of thirty-two stores. Liquidation sales at these stores began December 31, 2000. All thirty two stores were closed by the end of March 2001. We recorded a $139.3 million expense in Fiscal 2000 in connection with these closings, including $9.5 million for inventory write-offs recorded in cost of merchandise sold.

      The following items represent the major components of the charges recorded in connection with the store closings:

                                                                             Charge
                                                             --------------------------------------
                     (in thousands)
                                                                Fiscal 2001        Fiscal 2000
                                                             ------------------ -------------------

                     Lease rejection costs                             $70,728             $88,815
                     Net fixed asset writedown                         131,731              29,307
                     Other occupancy costs                               4,327               9,101
                     Severance costs                                     7,946               2,583
                     Reduction in closed store reserve                (100,000)                ---
                                                             ------------------ -------------------
                     Store closing charge                              114,732             129,806
                     Inventory writedown                                33,666               9,453
                                                             ------------------ -------------------
                     Total charges                                    $148,398            $139,259
                                                             ================== ===================


Liquidity and Capital Resources

      The Company's liquidity position deteriorated in the second and third quarters primarily due to a continuation of declining sales that resulted in a significant deficiency in cash necessary for operating activities. As described above under "Chapter 11 Filing," on August 20, 2001, the Company filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code. The following table reflects certain balance sheet account balances as of the end of the current year fiscal year compared to the same account balances as of the beginning of the current fiscal year.



                                                                                                                       Percentage
    (In thousands)                                      February 2, 2002      February 3, 2001        Change             Change
                                                       ------------------    ------------------    ------------      ---------------
    Cash and cash equivalents                                    29,105                49,761        (20,656)             (41.5)%
    Merchandise inventories                                     532,407               744,132       (211,725)             (28.5)%
    Net fixed assets                                            343,547               547,999       (204,452)             (37.3)%
    Trade accounts payable                                       67,458               345,915       (278,457)             (80.5)%
    Store closing reserves                                       62,928               179,365       (116,437)             (64.9)%
    Accrued expenses                                             70,172               114,205        (44,033)             (38.6)%
    Capital lease and financing obligations                      80,816               165,365        (84,549)             (51.1)%
    Liabilities subject to compromise                           748,731                   ---         748,731                 N/A

      Our cash position decreased $20.7 million during the year primarily as a result of closing stores and the decrease in sales.

      The decrease in merchandise inventories is primarily attributable to liquidation of inventory in the closing stores.

      The decrease in net fixed assets is primarily attributable to the write off of the fixed assets in the closing stores, totaling $149.2 million, and $79.9 million in depreciation, partially offset by $25.2 million in capital expenditures.

      Trade accounts payable decreased 80.5% from the prior year balance primarily as a result of the reduction in inventory due to closing stores, the reclassification of some pre-bankruptcy payables to liabilities subject to compromise and the fact that extended payment terms at the close of Fiscal 2000 for seasonal merchandise were not received in Fiscal 2001.

      Store closing reserves decreased as a result of write offs related to closing stores and the reclassification of $108.1 million in estimated lease rejection costs to liabilities subject to compromise.

      Accrued expenses decreased primarily as a result of closing stores, expense control effort and the reclassification of $41.2 million to liabilities subject to compromise.

      Capital lease and financing obligations decreased due to the write off of capital leases associated with closing stores.

      Liabilities subject to compromise consists of the estimated obligations of the Company as of the August 20, 2001 Chapter 11 filing date (see Note 5 to the consolidated financial statements for further details).

      Our principal sources of liquidity are our Debtor-In-Possession (DIP) credit agreements, cash from operations, and cash on hand.

DIP Facilities

      On August 20, 2001, the Company entered into a $700 million Debtor-In-Possession Credit Agreement, dated as of August 20, 2001 (the "GECC DIP Facility"), with General Electric Capital Corporation ("GE Capital"). The Company also entered into a $55 million Credit Agreement, dated as of August 20, 2001 (the "Kimco DIP Facility" and, together with the GECC DIP Facility, the "DIP Facilities"), with Kimco Funding, LLC ("Kimco"). The GECC DIP Facility consists of a $575 million Tranche A Revolver (including a Swing Line Commitment of $30 million as a subfacility thereof), a $50 million fully drawn Tranche B Revolver and a $75 million Term Loan. The GECC DIP Facility, as amended, has a sublimit of $75 million for the issuance of letters of credit. Amounts borrowed under the Tranche A and Tranche B Revolvers bear interest at the Index Rate plus 1.50% per annum or, at the election of the Company, the applicable LIBOR rate plus 2.75% per annum. Amounts borrowed under the Term Loan bear interest at the Index Rate plus 5.25% per annum. The Company must also pay an unused commitment fee equal to 0.35% per annum multiplied by the average unused daily balance of the Revolving Loan and the Swing Line Loan. The GECC DIP Facility terminates on the earliest of, among other dates, August 20, 2003 and the effective date of a plan of reorganization in the Chapter 11 Cases. Proceeds from the GECC DIP Facility were used to repay in full the Prior Credit Facility (as defined below), and will be used to pay such transaction costs and expenses related to the Chapter 11 Cases, to provide working capital and for other general corporate purposes.

      The GECC DIP Facility replaced the Company's former credit facility under the Credit Agreement, dated as of March 2, 2001 (the "Prior Credit Facility"), with GE Capital, as agent, and a syndicate of other banks and financial institutions. The Prior Credit Facility provided for a secured revolving credit facility of up to $750 million, with a sublimit of $50 million for letters of credit, and a secured term facility for $50 million. On September 25, 2001, the Bankruptcy Court issued a final order authorizing the Company to use the proceeds of the GECC DIP Facility to repay the Company's outstanding indebtedness under the Prior Credit Facility.

      The lenders under the GECC DIP Facility have a super-priority claim against the estates of the Debtors (except with respect to the Company's right, title and interest in all real property leases in which the lenders under the Kimco DIP Facility have a first priority lien).

      The Kimco DIP Facility consists of a $55 million term loan. Amounts borrowed under the Kimco DIP Facility bear interest at the Index Rate plus 6.00% per annum. The Company must also pay an additional fee on or prior to July 31, 2002 and each anniversary date thereof occurring on or prior to the maturity date equal to 0.33% multiplied by the aggregate principal amount of loans outstanding on such date. The Kimco DIP Facility terminates on the earliest of, among other dates, August 20, 2003 and the effective date of a plan of reorganization in the Chapter 11 Cases. Proceeds from the Kimco DIP Facility will be used for the financing of (i) capital expenditures relating to the Company's real property assets, (ii) its operating expenses and (iii) intercompany loans to Ames affiliates.

      The lenders under the Kimco DIP Facility have a priority claim against the estates of the Debtors, which ranks junior to the super-priority claims of the lenders under the GECC DIP Facility (except with respect to the Company's right, title and interest in all real property leases in which the lenders under the Kimco DIP Facility have a first priority lien).

      As of February 2, 2002, borrowings of $287.1 million were outstanding under the GECC DIP Facility. These borrowings are included in the current portion of long-term debt in the accompanying consolidated condensed balance sheet as of February 2, 2002. In addition, $35.0 million and $10.8 million of standby and trade letters of credit, respectively, were outstanding under the GECC DIP Facility. The weighted average interest rate on the borrowings under revolving credit agreements for Fiscal 2001 was 8.87%. The peak borrowing level during Fiscal 2001, was $573.4 million and occurred in the fiscal month of May 2001.

      The GECC DIP Facility requires us to maintain a minimum ratio of earnings before interest, taxes, depreciation and amortization ("EBITDA") to fixed charges as defined in the DIP Facility. As of February 2, 2002 we were in compliance with this covenant.

      On April 4, 2002, the Company and its GECC DIP Facility lenders agreed to certain modifications of the covenants required by the terms of its GECC DIP Facility. The GECC DIP Facility amendments are attached as exhibits to this report on Form 10-K.


Senior Notes and Public Offering

      On April 27, 1999, we completed the sale of $200 million of Ames 10% Senior Notes. The net proceeds from the sale of the Ames Senior Notes, approximately $193.4 million, were used to reduce outstanding borrowings under our then existing bank credit facility. On May 24, 1999, we completed the public offering of 5.1 million shares of Common Stock at a price of $38.75 per share. The proceeds of approximately $187.3 million, net of underwriting discounts, were used to reduce our borrowings under the then existing bank credit facility and for general corporate purposes.

      We have not paid any cash dividends during the past five fiscal years. The payment of cash dividends is restricted under the terms of our DIP Facilities.


Committments

      The following represents the scheduled maturities of the Company's long term contractual obligations as of February 2, 2002:



                                                   Payments Due By Period (in thousands)
                                                   --------------------------------------

                                Total          1 Year         2 to 3 Years         4 to 5 Years         After 5 Years
                             -----------     -----------    ---------------      ----------------     -----------------

Debt                            $342,128       $342,128               $---                  $---                   $---
Operating Leases                 664,524         59,723            112,866               109,037                382,898
Capital Leases                   123,377         12,083             21,227                20,809                 69,258
Financing Obligations             25,723          8,392             17,331                   ---                    ---
                             -----------     -----------    ---------------      ----------------     -----------------
Total                         $1,155,752       $422,326           $151,424              $129,846               $452,156


     The above future minimum lease payments summary includes projected lease payments for stores which have been closed by the Company but the Bankruptcy Court had not yet approved the associated lease rejection claim as of February 2, 2002. These payments total $75.8 million and $46.1 million for operating leases and capital leases respectively.

     The above amounts include interest payments of $54.6 million and $5.7 million for capital leases and financing obligations, respectively. Additionally, the amounts above do not include $244.1 million of Ames 10% Senior Notes and Hills 12 1/2% Senior Notes which are classified as liabilities subject to compromise.

     The Company does not have any off balance sheet financing or unconsolidated special purpose entities.


Capital Expenditures

      Capital expenditures for Fiscal 2001 were $25.2 million and primarily consisted of costs related to the opening of five new stores and maintenance of existing stores.

      Capital expenditures for Fiscal 2000 were $127.1 million primarily for the opening of twenty-six stores, the remodeling of twenty-three stores and other improvements.

      Capital expenditures are expected to be approximately $18.8 million in Fiscal 2002, primarily for maintenance of our existing stores. We expect to finance these expenditures through cash flow from operations and borrowings under our DIP Facilities. Land, buildings and improvements are financed principally through long-term leases.

Seasonality

      Our business is seasonal in nature, with a large portion of our net sales occurring in the second half of our fiscal year as a result of the back-to-school and Christmas shopping seasons. Net sales are highest in the last fiscal quarter (30% and 34% of our annual net sales in Fiscal 2001 and Fiscal 2000, respectively). The demand for working capital is heaviest in May and from August through November when sufficient merchandise must be purchased for the spring, back-to-school, and Christmas seasons, respectively.

Legal

     On December 15, 1998, a class action complaint was filed in the United States District Court for the District of Connecticut entitled Edmond Smoot, III and Yousef S.A. Syed, Individually and on Behalf of All Others Similarly Situated v. Ames Department Stores, Inc. (the "Smoot Action"). The Complaint alleged that Ames violated the Fair Labor Standards Act and state laws in those states in which it does business by failing to pay Smoot, Syed, and other similarly situated Assistant managers time and one-half their regular rates of pay for hours worked in excess of 40 hours a week. The allegations are similar to a previous class action lawsuit entitled Colleen Austin, on Behalf of herself and others Similarly Situated v. Ames Department Stores, Inc. et al, as reported in the Company's Form 10-K for the fiscal year ended January 29, 2000. The Company settled the Austin class action lawsuit as well as other similar lawsuits that were filed in 1995 and 1996, as reported in the Company's Form 10-K for the fiscal year ended January 29, 2000. The class the current lawsuit attempts to represent is those Assistant managers who did not opt-in to the settlement of the Austin complaint, those who opted in and continued to work for Ames, and those who worked for Ames as an Assistant manager after August 19, 1998, but who are not otherwise covered by the previous categories. Ames filed an answer in the case in which it denied liability on the basis that Smoot and Syed and other similarly situated Assistant managers were exempt employees and, thus, not entitled to overtime pay. On November 14, 2000, the Court gave preliminary approval to a class action settlement that had been reached by the parties. Notice of the settlement and Fairness Hearing for final approval of the settlement was mailed to class members. No objections to the settlement were filed by class members. On April 30, 2001, the parties appeared before the Court for the Fairness Hearings and on June 22, 2001, the Court issued a Final Approval of Settlement approving the terms of the parties' settlement (the "Settlement"). The Settlement requires an evidentiary hearing on the proper classification of the Assistant manager position. The total cost of the Settlement to the Company will depend upon the outcome of the evidentiary hearing. In the event the Company prevails, the total cost to the Company will be $1 million dollars, inclusive of attorney's fees. If the plaintiffs prevail at the evidentiary hearing, the cost to the Company will be $3 million dollars, exclusive of attorney's fees.

    As a result of the filing of the voluntary Chapter 11 Cases the Smoot Action is subject to the automatic stay provisions as set forth at Section 362(a) of the Bankruptcy Code. By motion dated December 4, 2001, (the "Motion") the plaintiffs sought relief from the automatic stay provisions in order to continue the litigation. The parties have recently entered into an agreement which, subject to the approval of the Bankruptcy Court, provides that the Motion is withdrawn and the automatic stay modified only to the extent of permitting the parties to resolve the remaining issues pursuant to the terms of the Settlement. The parties further consent to removal of the Smoot Action to the Southern District of New York and to referring it thereafter to the Bankruptcy Court. If the agreement is approved by the Bankruptcy Court, a date for the evidentiary hearing will be scheduled. Whatever the outcome of that hearing, the plaintiffs will have a claim which can only be paid in accordance with a confirmed plan of reorganization.

      All matters that arose prior to August 20, 2001 are subject to the automatic stay provisions of the Bankruptcy Code.


Accounting Policies and Use of Estimates

      The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to use judgment and make estimates that affect the reported amounts of assets and liabilities and disclosure of contingent gains and losses at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The level of uncertainty in estimates and assumptions increases with the length of time until the underlying transactions are completed. As such, the most significant uncertainty in the Company's assumptions and estimates involved in preparing the financial statements include lease cancellation costs, self-insurance reserves, and legal and tax reserves. Actual results could ultimately differ from those estimates.

      In certain instances, accounting principles generally accepted in the United States allow for the selection of alternative accounting methods. The Company's more significant accounting policies where alternative methods are available include the accounting for stock options and inventories (LIFO/FIFO). For more information on the Company's accounting policies, refer to Notes to the Consolidated Financial Statements.

New Accounting Matters

      During June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard ("SFAS") No. 141 "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." In addition to requiring the use of the purchase method for all business combinations, SFAS No. 141 requires intangible assets that meet certain criteria to be recognized as assets apart from goodwill. SFAS No. 142 addresses accounting and reporting standards for acquired goodwill and other intangible assets, and generally, requires that goodwill and indefinite life intangible assets no longer be amortized but be tested for impairment annually. Finite life intangible assets will continue to be amortized over their useful lives. The Company adopted SFAS No. 142 at the start of Fiscal 2002. As a result of the adoption of these standards the Company recorded a cumulative effect adjustment, in Fiscal 2002, of $5.6 million reflecting the elimination of "excess of revalued net assets over equity under fresh-start reporting," also referred to as Negative Goodwill. In addition, the Company estimates that $2.6 million of goodwill amortization will be eliminated in Fiscal 2002 as a result of the adoption of this standard. Further determination as to any potential impairment of goodwill and other intangible assets as calculated under the provisions of these new standards has not yet been determined by the Company.

      In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs and is effective for fiscal years beginning after June 15, 2002. Management does not expect the impact of SFAS No. 143 to be material to the Company's consolidated financial statements.

      During August 2001 the Financial Accounting Standard Board issued SFAS No. 144 "Accounting for the impairment or disposal of long-lived assets." The statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121 "Accounting for the impairment of long-lived assets and for long-lived assets to be disposed of" and the accounting and reporting provisions of Accounting Principles Board No. 30 "Reporting the results of operations-Reporting the effects of disposal of a segment of business, and extraordinary, unusual and infrequently occurring events and transactions for the disposal of a segment of a business". SFAS No. 144 excludes goodwill and other intangibles that are not amortized. The statement is effective for fiscal years beginning after December 15, 2001. The impact of this statement on the Company's consolidated financial statements is currently being evaluated.


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

      The filing of the voluntary Chapter 11 petitions referred to above, losses from operations and negative cash flow from operations raise doubt about the Company's ability to continue as a going concern. In addition, the Company is subject to the risks associated with (i) the ability of the Company to operate pursuant to the terms of the DIP Facilities (defined above), (ii) the ability of the Company to operate successfully under the Chapter 11 proceedings, (iii) the approval of plans and activities by the Bankruptcy Court and (iv) the ability of the Company to create and have approved a reorganization plan in the Chapter 11 Cases.


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

      The retail industry is highly competitive and we expect competition to increase in the future. We compete with many smaller stores offering a similar range of products. Although Ames is one of the larger regional discount retailers, we are still considerably smaller in terms of our total number of stores, sales and earnings than the three leading national chains: Wal-Mart, Kmart, and Target Stores. Each of these chains, as well as other regional operators, currently operates stores within our regional market and competes with us for customers and potential store locations. We anticipate a further increase in competition from these national discount store chains.

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

      Substantially all of our assets are encumbered by the terms of the DIP Facilities. At February 2, 2002, the amount of GECC DIP debt outstanding was $287.1 million. Our leveraged position impairs our ability to obtain additional financing to fund working capital requirements, capital expenditures or other purposes.

      The amount of our GECC DIP Facility available for cash borrowings and letters of credit is based on specified percentages of our inventory on hand as well as in-transit inventory from overseas, certain receivables and certain of our owned real estate. Our borrowing availability under the GECC DIP Facility fluctuates relative to this borrowing base. This borrowing base varies in value as a result of sales, merchandise purchases, and profitability. Lack of short-term liquidity due to reaching the limits of our borrowing availability would adversely affect our business, results of operations, and financial condition.

      We incurred a net pre-tax loss of $383.2 million in our fiscal year ended February 2, 2002. There can be no assurance that losses will not continue in the future. If losses do continue to occur, we would likely need to obtain additional capital to continue our operations.

      All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these factors and the cautionary statements contained herein.



Item 7A.  Quantitative and Qualitative Disclosure About Market Risk

      We have exposure to interest rate volatility primarily relating to interest rate changes applicable to revolving loans under our credit facility. These loans bear interest at rates which vary with changes in (i) the London Interbank Offered Rate (LIBOR) or (ii) the Index Rate (as defined in the DIP Facilities).

      We do not speculate on the future direction of interest rates. As of the end of Fiscal Years 2001 and 2000 our exposure to changing market rates was as follows:

                                                                      February 2, 2002          February 3, 2001
                                                                     ----------------------    ----------------------

    Variable rate debt ($US)................................            $342.1 million            $361.8 million
    Average interest rate...................................            8.87%                     8.54%

       A one percent increase in the average interest rate would have resulted in an additional $4.3 million in interest expense during Fiscal 2001.


Item 8.     Financial Statements and Supplementary Data

      See Index to Consolidated Financial Statements and Financial Statement Schedule for the Fiscal Years Ended February 2, 2002, February 3, 2001 and January 29, 2000.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None.

                                    PART III

Item 10.   Directors and Executives of the Registrant

                                                                                                         Shares of
                                                                                 First                  Common Stock
                    Name, Age, Principal Occupation,                            Became                 Beneficially
                  Business Experience and Directorships                         Director                   Owned
                 ---------------------------------------                       ---------              ---------------

Joseph R. Ettore, age 63 ......................................                    1994                   298,533
    Chief Executive Officer and a director of Ames since he
       joined the Company in June 1994.  He became Chairman of the
       Board in November 1999. Mr. Ettore was also President of Ames from June 1994 to February 2000. Mr. Ettore has served as a
       Director of Home Place of America, Inc. and Modell's Sporting
       Goods since October 1999 and July 1997, respectively.  Home Place of America, Inc. filed for protection under Chapter 11 of the
       Bankruptcy Code in January 2001. Mr. Ettore has over 35 years of experience in the retail industry.

Francis X. Basile, age 69 .....................................                    1992                   52,000
    From 1986 to his retirement in January 1992, he served as Chairman and Chief Executive Officer of the CIT Group/Factoring, Inc. He also served as a director and Chairman of the National Commercial Finance
      Association and a member of its Executive Committee.

Paul M. Buxbaum, age 47 ..........................................                 1992                   60,500
    Chairman of the Board of Directors of Ames from
      July 1993 to November 1999. Mr. Buxbaum is currently
      Chairman of the Executive Committee. He has been President of
      Buxbaum Group & Associates, Inc., a nationwide retail
      consulting company, since 1984. From 1998 until May 2001
      he also served as the Chief Executive Officer of
      Global Health Sciences, Inc., a developer, manufacturer
      and packager of vitamins, herbs, dietary supplements
      and protein powders.  He was formerly a director
      of Lamonts Apparel, Inc., Herbalife International, Inc. and
      Richman Gordman 1/2 Price Stores.

Alan Cohen, age 65 ............................................                    1992                   88,500
    Chairman of Abacus Advisory & Consulting Corp. LLC and of
      Alco Capital Group, LLC, a group of diversified financial service and investment companies, since 1975, and Chief Executive
      Officer of Russ Togs, Inc. since November 1993. He also serves as Chairman of the Board of Alco Cadillac-Pontiac Sales Corp.,
      court-approved trustee of County Seat Stores, and formerly served as court-appointed trustee of Tower Financial Corporation and as Chief
      Executive Officer of Health-Tex, Inc.

Richard M. Felner, age 66 .....................................                    1994                   57,500
    Since 1991, he has been the head of Richard M. Felner
      Associates, a consulting firm specializing in retail and commercial real estate. From 1985 to 1991, he was Vice President of Real Estate and
      Corporate Development, and a director of Worths Stores Corporation, a subsidiary of Reitmans Ltd., Canada's largest women's apparel retailer.

Sidney S. Pearlman, age 70 ....................................                    1992                   58,000
    He has been retired since May 1991, after 40 years in the
      retailing industry, including service as President of three department store chains and as Senior Vice President/General Merchandise Manager of
      Younkers, Inc. from 1987 to March 1991.

Joseph A. Pollicino, age 62.............................                           2000                   18,000
    Vice Chairman of the CIT Group, Inc. from 1987 to June 2000.
       Prior to being named Vice Chairman, he held the position of President of the former CIT Factoring and Finance Group and had responsibility for all commercial finance functions. He also served as President, CIT
       Group/Business Credit unit, and, prior to his assignment at CIT, was a
       Vice President with Manufacturers Hanover responsible for apparel and textile clients. He is a member of the Board of Directors for Junior
       Achievement of New York and a Trustee of the National Jewish Center for
       Immunology and Respiratory Medicine.


Executives of the Registrant

      Name                            Age      Position
      Joseph R. Ettore                63       Chief Executive Officer, Chairman of the Board
      Denis T. Lemire                 55       President, Chief Operating Officer
      Rolando de Aguiar               53       Senior Executive Vice President, Chief Financial and Administrative Officer
      Grant C. Sanborn                50       Executive Vice President, Operations
      Eugene E. Bankers               62       Senior Vice President, Marketing
      Catherine A. Berey              39       Senior Vice President, Human Resources
      David S. Covitz                 60       Senior Vice President & General Merchandise Manager, Hardlines
      David H. Lissy                  58       Senior Vice President, General Counsel and Corporate Secretary
      Alfred B. Petrillo, Jr.         59       Senior Vice President, Store Planning
      Sanford H. Sansavera            53       Senior Vice President & General Merchandise Manager, Softlines
      John Tempesta                   53       Senior Vice President, Logistics
      James A. Varhol                 46       Senior Vice President, Asset Protection

      Denis T. Lemire joined Ames in August 1994 as Executive Vice President, Merchandising and was promoted to Executive Vice President and Chief Operating Officer in March 1999. In February 2000, he was named President and Chief Operating Officer of Ames. Mr. Lemire has over 30 years of retailing experience. He served as President and Chief Operating Officer of Stuarts from November 1993 to August 1994 and Senior Vice President, Merchandising of Stuarts from April 1990 to November 1993. From 1989 to 1990, Mr. Lemire was a General Merchandise Manager at American Eagle Outfitters, Inc., a subsidiary of Retail Ventures, Inc. From 1987 to 1989, he served as President of the Buying Network. Prior to that, Mr. Lemire served for twelve years with Marshalls, then a division of Melville Corp., as Vice President and General Merchandise Manager, Women's Apparel, from 1983 to 1987 and as Merchandising Manager from 1978 to 1983.

      Rolando de Aguiar joined Ames as Executive Vice President and Chief Financial Officer in April 1998 and was promoted to Executive Vice President and Chief Financial and Administrative Officer in March 1999. Mr. de Aguiar was named Senior Executive Vice President and Chief Financial and Administrative Officer in March 2000. From March 1997 to March 1998, he was President of Aguiar Associates, a retailing consulting firm. From October 1994 to January 1997, he served as Executive Vice President and Chief Administrative Officer of Gruma S.A. de C.V., a leading packaged food producer in Mexico, and from September 1991 to August 1994, he held senior financial positions at Sears, Roebuck & Co., including Vice President and Controller - Merchandising Group for Sears' U.S. operations and, prior thereto, Vice President, Planning and Development at Sears in Mexico. Mr. de Aguiar previously served for ten years at Occidental Petroleum Corporation in various management positions, including Manager of Mergers and Acquisitions, Chief Financial Officer of the Minerals Division and Director of Internal Audit for Occidental Petroleum's worldwide operations.

      Grant C. Sanborn became Executive Vice President, Operations in February 2000. Mr. Sanborn joined Ames in April 1971 as an assistant manager and has held a wide variety of field store operations positions, including Store Manager at seven locations, District Manager in both Northern Maine and Syracuse, New York, Assistant Regional Director and Regional Operations Director. In July 1991, Mr. Sanborn joined Ames' corporate headquarters as Director of Operations, with responsibility for remodeling, merchandise presentation and store planning, construction and facilities. In October 1993 he was promoted to Vice President, Store Operations. In January 1995 he became responsible for Ames' entire field organization as Senior Vice President, Store Operations.

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

      Catherine A. Berey joined Ames in September 1999 as Senior Vice President, Human Resources. She had previously been with Ames from 1993 to February 1999 during which time she served in a variety of administrative positions, including: Vice President, Human Resources Services, Vice President, Organizational Development and Director, Recruiting/Human Resources Administration. From February 1999 to August 1999, she was a human resources consultant to IKON with responsibility for all Human Resources functions in the Hartford and Springfield markets. From 1984 to 1992, Ms. Berey served in a number of Human Resource and Merchandising positions at G. Fox & Co., including:
Director, Training and Development; Manager, Compensation and Benefits; Manager, Executive Development and Placement; Manager, Merchant Development; Assistant Buyer, Women's Sportswear and Area Sales Manager, Intimate Apparel.

      David S. Covitz joined Ames in November 1989 as Divisional Merchandise Manager and subsequently was promoted to the position of Vice President, General Merchandise Manager, Hardlines. Mr. Covitz was named to his current position as Senior Vice President and General Merchandise Manager, Hardlines, in June 1998. Prior to joining Ames, he held positions in the buying division at Filene's and as Vice President/Divisional Merchandise Manager at Gold Circle Stores.

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

      Alfred B. Petrillo, Jr. joined Ames as Senior Vice President, Store Planning in October 1995. Mr. Petrillo has over thirty years of retail experience, most of which he served as an officer. Mr. Petrillo began his career in 1962 as an architectural designer and draftsman at the firm of John Scacchetti, AIA.

      Sanford H. Sansavera joined Ames in May 1993 as Divisional Merchandise Manager - Jewelry and assumed additional responsibility for Accessories in August 1994. He was promoted to Senior Vice President, General Merchandise Manager - Softlines, in June 1998. Prior to joining Ames, Mr. Sansavera spent 21 years with the May Department Stores Company in a variety of positions, including General Manager - Merchandise, Branch Store Divisional Manager, Department Manager and Store Manager.

      John Tempesta joined Ames in February 1999 as Senior Vice President, Logistics, and is responsible for all aspects of Ames' logistics and distribution network. From 1993 to 1999, Mr. Tempesta was with Caldor Corporation, most recently as Senior Vice President, Distribution/Logistics. From 1988 to 1993, Mr. Tempesta was a Senior Vice President, Catalogue Operations, at Chadwick's of Boston, a division of TJX Companies, Inc. From 1983 to 1988, he was Senior Vice President, Operations, at Filene's Basement. He also has held management positions at Hit or Miss and Zayre Corporation.

      James A. Varhol joined Ames in August 1995 as Senior Vice President, Asset Protection, and is responsible for all aspects of corporate, store and distribution center loss prevention and safety initiatives. Mr. Varhol has over twenty years of retail experience, including eight years as an officer prior to joining Ames.


Item 11.  Executive Compensation

      The following table sets forth each item of compensation paid, earned or awarded over each of the preceding three fiscal years to the Chief Executive Officer and the four other most highly paid executive officers serving at February 2, 2002.


                                                                                              Long-Term Compensation
                                                      Annual Compensation                            Awards
                                              -------------------------------------  ------------------------------------------

                                                                                                 (#)Securities
                                                                           Other      Restricted   Underlying         All
                                      Fiscal                              Annual       Stock        Options          Other
     Name & Principal Position         Year      Salary       Bonus (a)  Comp. (g)    Awards (b)    SARs (c)        Comp. (d)
     -------------------------        ------   ----------   ----------   ---------  ------------  -----------     ----------
Joseph R. Ettore                       2001     1,103,274      663,000         (e)           ---     100,000          53,444
     Chairman & Chief                  2000     1,171,924      500,000   1,576,693           ---     100,000          48,604
     Executive Officer                 1999     1,105,769    2,170,000   4,524,725           ---         ---          45,496

Denis T. Lemire                        2001       552,639      125,000         (e)           ---      50,000          19,533
     President & Chief                 2000       538,462      275,000         (e)           ---      80,000          19,476
     Operating Officer                 1999       496,154      475,000         (e)           ---     100,000          6,920

Rolando de Aguiar                      2001       477,508      331,500         (e)        84,000      50,000          13,830
     Senior Executive Vice             2000       487,502      237,500         (e)           ---      60,000          17,186
     President, Chief Financial &      1999       399,231      620,000         (e)           ---      75,000         202,056
     Administrative Officer

Grant C. Sanborn                       2001       376,980      129,790         (e)           ---      20,000           7,750
     Executive Vice President,         2000       345,961       45,000         (e)       150,000      65,000           9,853
     Operations                        1999       256,231      206,000         (e)           ---      10,000           6,072

David Lissy                            2001       267,750      199,969         (e)           ---      20,000           7,804
     Senior Vice President,            2000       284,423       24,100         (e)           ---      20,000           8,402
     General Counsel and               1999       257,210      303,000         (e)           ---      10,000           6,795
     Corporate Secretary

--------------------
(a)  Includes bonuses earned under the Annual Incentive  Compensation  Plan.
     In addition, Fiscal 2001 amounts include retention incentives paid pursuant to the Company's key employee retention programs as follows:
     $663,000 to Mr. Ettore, $125,000 to Mr. Lemire, $331,500 to Mr. de Aguiar, $97,290 to Mr. Sanborn and $167,469 to Mr. Lissy. These payments must be repaid in full should the named executives voluntarily leave the Company prior to certain dates.

(b) As of February 2, 2002, a total of 220,000 shares of Restricted Stock that had been awarded under the 1998 Incentive Plan remained outstanding and unvested. The total aggregate value of these shares was $50,600 based on a market price of Ames' common stock of $.23 as of February 2, 2002.

(c) Stock options were granted to certain members of management pursuant to the 1998 Incentive Plan and the 1994 Management Stock Option Plans.

(d) Includes Ames' matching contributions under the Retirement and Savings Plan, excess paid life insurance, and for Mr. Ettore, $44,050 of paid disability and life insurance coverage in Fiscal Year 2001 and $35,744 of paid disability and life insurance coverage in each of the Fiscal Years 2000 and 1999, respectively. Mr. de Aguiar's amounts include $1,090, $1,200 and $187,186 for Fiscal Years 2001, 2000 and 1999, respectively, for reimbursement of relocation expenses inclusive of gross up for tax consequences (for 1999 only), consistent with the Company's moving expense reimbursement practices.

(e) Amount aggregated to the lesser of $50,000 or 10% of the individual executive's total salary and bonus.

(g) In addition, Mr. Ettore's fiscal year 2000 amount includes $774,200 in non-cash imputed compensation related to the extension of time for the exercise of an option grant issued to him in a prior fiscal year under the 1994 Management Stock Option Plan, and $780,893 for reimbursement of the Federal Alternative Minimum Tax consequences Mr. Ettore incurred as a result of the exercise of stock options. Mr. Ettore's fiscal year 1999 amount includes $4,503,125 from the exercise of 125,000 stock appreciation rights.


Option and SAR Grants in Last Fiscal Year

      The table below discloses information regarding grants of stock options and stock appreciation rights (SARs) to the named executive officers during fiscal year 2001:


                                                                                                 Potential
                                           Individual Grants                                  Realizable Value
                       ----------------------------------------------------------               at Assumed
                                                                                                  Annual
                           Number of         % of                                              Rate of Stock
                           Securities        Total        Exercise                                 Price
                           Underlying     Options/SARs    or Base                               Appreciation
                          Options/SARs     Granted to       for                                 Option Term
                            Granted       Employees in     Price       Expiration     ---------------------------------
     Name                     (#)         Fiscal 2001      ($/Sh)         Date             5%                  10%
---------------        ---------------- ---------------  -----------  ------------    -------------       -------------

Joseph R. Ettore               100,000            9.2%        $1.55      4/11/06           $43,000              $95,000

Denis T. Lemire                 50,000            4.6%         1.55      4/11/06            21,500               47,500

Rolando de Aguiar               50,000            4.6%         1.55      4/11/06            21,500               47,500

Grant C. Sanborn                20,000            1.8%         1.55      4/11/06             8,600               19,000

David Lissy                     20,000            1.8%         1.55      4/11/06             8,600               19,000


      Pursuant to the 1994 Management Stock Option Plan (the "1994 Option Plan"), Ames may grant options with respect to an aggregate of up to 1,700,000 shares of Common Stock, provided that no individual optionee may receive in excess of 200,000 shares of Common Stock upon exercise of options granted under the 1994 Option Plan. During fiscal year 2001, no options shares of Common Stock were issued under the 1994 Option Plan to members of management. After adjusting for options forfeited and exercised, as of February 2, 2002, options with respect to a total of 222,290 shares that had been granted pursuant to the 1994 Option Plan were outstanding, of which 168,250 had vested. The exercise prices of the options are equal to the fair market value of the Common Stock on the date the options were granted.

     Except as noted below, one-third of the shares underlying the options under the 1994 Option Plan may be purchased annually for each of three years, beginning one year from the grant date. For options granted to Mr. Ettore in June 1994, one-fifth of the shares underlying the options may be exercised annually for each of five years, beginning one year after the grant date. Except as noted below, all options granted on May 21, 1996 and all options granted after May 1, 1997, may be exercised one year after the grant date. For options granted to Mr. de Aguiar (Senior Executive Vice President and Chief Financial and Administrative Officer) in April 1998, one-third of the shares underlying options may be exercised annually for each of three years, beginning one year after the grant date. The unexercised portion of the options granted under the 1994 Option Plan will terminate upon the expiration of five years from the grant date, except as follows: the options granted to Mr. Ettore in June 1994 and Mr. Lemire in August 1996 terminate ten years from grant date.

        The 1998 Incentive Plan, as amended, provides for the grant of Awards (as defined in the 1998 Incentive Plan) and makes available for Awards an aggregate amount of 3,800,000 shares of Common Stock. The maximum number of shares of Common Stock with respect to which Awards may be granted (or measured) to any individual participant may not exceed 600,000. During fiscal year 2001, options with respect to a total of 803,850 shares of Common Stock were issued under the 1998 Incentive Plan to members of management. As of February 2, 2002, after adjusting for options forfeited and exercised, options with respect to a total of 2,473,185 shares that had been granted pursuant to the 1998 Incentive Plan were outstanding, of which 797,811 had vested. The exercise prices are equal to the fair market value of the Common Stock on the date the stock options were granted.


Aggregated Option/SAR Exercises in Last Fiscal Year and FY-End SAR/Option Values

      The table below discloses information regarding aggregated exercises of stock options and SARs by the named executive officers during fiscal year 2001 and stock options and SARs held by the named executive officers as of February 2, 2002. There were no stock options or SARs re-priced during fiscal year 2001.

                                                                   # of Shares                ($)Value of
                                                                    Underlying                Unexercised
                                                                   Unexercised                In-the-Money
                                                                   SARs/Options               SARs/Options
                                                                    at 2/2/02                 at 2/2/02
                                     # Shares      ($) Value       Exercisable /              Exercisable /
                Name                Exercised        Realized      Unexercisable              Unexercisable
         -----------------        -------------    -----------    --------------             --------------
         Joseph R. Ettore                   ---            ---    103,333 / 366,667                ---
         Denis T. Lemire                    ---            ---    141,666 / 183,334                ---
         Rolando de Aguiar                  ---            ---    102,500 / 127,500                ---
         Grant C. Sanborn                   ---            ---     27,499 / 75,001                 ---
         David Lissy                        ---            ---     11,667 / 45,833                 ---


Item 12.   Security Ownership of Certain Beneficial Owners and Management


      Set forth below is certain information regarding the beneficial ownership of Ames Common Stock as of April 1, 2002 by any person known by Ames to beneficially own more than 5% of the Common Stock. As used herein, "beneficial ownership" means the sole or shared power to vote or invest either Common Stock or warrants of Ames, or the right to acquire Common Stock or warrants within sixty days.


                                                                                                                   Percent
Name and Address                                 Amount and Nature of Beneficial Ownership                        Of Class
----------------                 -------------------------------------------------------------------------       -----------

The Company is not aware of any investor who beneficially owns 5% or more of the common stock.




                        Security Ownership of Management

      As of April 1, 2002, Ames' directors and officers as a group were beneficial owners of 1,534,714 shares of its Common Stock.

      Ames is not aware of any arrangements, including any pledge by any person of securities of Ames, which may at a subsequent date result in a change of control of Ames.


      Listed below are the number of shares of Common Stock beneficially owned by the named executive officers (those listed in the Summary Compensation Table) and all executive officers as a group as of April 1, 2002:

                                                                                                  Total
                                                                                                Shares of
                                                       Shares of           Exercisable         Common Stock          Percent
                                                     Common Stock            Stock            Beneficially            of
       Name of Beneficial Owner                        Owned (a)           Options (b)            Owned               Class
    ----------------------------                  -------------------    --------------    -------------------     ----------
     Joseph R. Ettore...........................             195,200           103,333                298,533          1.01%
     Denis T. Lemire...........................              101,500           141,666                243,166              *
     Rolando de Aguiar.......................                 69,000           102,500                171,500              *
     Grant C. Sanborn.........................                50,161            27,499                 77,660              *
     David Lissy..............................                44,264            11,667                 55,931              *
     All executive officers
          as a group..............................           649,624           456,834              1,106,458          3.76%

(a) The shares listed include 220,000 shares of outstanding Restricted Stock awarded under the 1998 Incentive Plan. With the exception of 10,000 shares that vest on the third anniversary of the date of grant, these shares vest 50% each on the fourth and fifth anniversaries of the date of grant. Except as noted in the following sentence, each named executive has sole voting and investment power in the shares listed. Mr. Lemire holds 40,000 of his shares jointly with his wife. Mr. Lissy holds 29,264 shares jointly with his wife.

(b) Represents shares of Common Stock that may be acquired within 60 days through the exercise of stock options under the 1994 Option Plan and 1998 Incentive Plan.

         (*)   Percentage is less than 1%


Item 13.  Certain Relationships and Related Transactions

      Mr. Ettore's brother-in-law is principal and partner of Tri Star Connection, Inc., a supplier to the Company. The Company did business with Tri Star prior to Mr. Ettore's joining the Company. In Fiscal 2001, in the normal course of business, the Company incurred obligations to Tri Star Connection either for the purchase of merchandise or for commissions, in the amount of approximately $165,000.

        Since 1996, Mr. Buxbaum has owned a 50% equity interest in Dealco, Inc., an entity that has assisted Ames in identifying opportunities for closeout and other off price purchases. In fiscal year 2001, Ames paid approximately $195,000 to Dealco,Inc. for direct purchases.

      Ames sub-leases office space from an entity controlled by Mr. Cohen, for which in Fiscal 2001, Ames paid approximately $82,000.

      The Company employs Mr. Cohen as Assistant to the Chairman for Restructuring. Mr. Cohen was paid approximately $116,000 during Fiscal 2001 for his work in this capacity.

      As of April 1, 2002, the Company had the following outstanding loans with certain officers; each of which is due five years from the date of the loan:


                                                                                      Principal
                                                                       Date of      Balance as of       Interest
          Officer                                                        Loan        April 1, 2002        Rate
          -------                                                     ---------    -----------------    ---------
          Joseph R. Ettore, Chief Executive Officer,
          Chairman of the Board                                          6/21/01            $160,000        4.96%
          Grant Sanborn, Executive Vice President, Operations            3/13/98             100,000        5.51%
          Eugene Bankers, Senior Vice President, Marketing                4/9/99             178,000        5.21%
          Rolando de Aguiar, Senior Executive Vice President,
               Chief Financial and Administrative Officer:
                    Loan 1                                                6/4/99              50,000        5.30%
                    Loan 2                                                9/3/99              40,000        5.89%
          Denis Lemire, President and Chief Operating Officer             9/5/00             100,000        6.13%

      Interest charges will be due upon maturity of the loans.

      To the knowledge of Ames, there were no other related transactions or business relationships with directors or executive officers of Ames during Fiscal 2001, or any currently proposed, that would require disclosure.

                                     PART IV

Item 14.   Exhibits, Financial Statement Schedule and Reports on Form 8-K


(a)   Documents Filed as Part of this Form 10-K

      1.   Financial Statements


           The Financial Statements listed in the accompanying Index to Consolidated Financial Statements and Financial Statement Schedule for the Fiscal Years Ended February 2, 2002, February 3, 2001 and January 29, 2000 are filed as part of this Form 10-K.

      2.   Financial Statement Schedule

           The Financial Statement Schedule listed in the accompanying Index to Consolidated Financial Statements and Financial Statement Schedule for the Fiscal Years Ended February 2, 2002, February 3, 2001 and January 29, 2000 is filed as part of this Form 10-K.


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


                          AMES DEPARTMENT STORES, INC.
                                  (Registrant)



Dated:     May 2, 2002        /s/Joseph R. Ettore
                              -------------------
                              Joseph R. Ettore,
                              Chairman, Chief Executive Officer, and Director



Dated:     May 2, 2002        /s/Rolando de Aguiar
                              --------------------
                              Rolando de Aguiar,
                              Senior Executive Vice President, Chief Financial
                              and Administrative Officer



Dated:     May 2, 2002        /s/Mark von Mayrhauser
                              ----------------------
                              Mark von Mayrhauser,
                              Vice President, Controller

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Dated:     May 2, 2002        /s/Francis X. Basile
                              --------------------
                              Francis X. Basile, Director

Dated:     May 2, 2002        /s/Paul M. Buxbaum
                              ------------------
                              Paul M. Buxbaum, Director

Dated:     May 2, 2002        /s/Alan Cohen
                              -------------
                              Alan Cohen, Director

Dated:     May 2, 2002        /s/Richard M. Felner
                              --------------------
                              Richard M. Felner, Director

Dated:     May 2, 2002        /s/Sidney S. Pearlman
                              ---------------------
                              Sidney S. Pearlman, Director

Dated:     May 2, 2002        /s/Joseph A. Pollicino
                              ----------------------
                              Joseph A. Pollicino, Director

                          AMES DEPARTMENT STORES, INC.
                                AND SUBSIDIARIES

                       FINANCIAL STATEMENTS AND FINANCIAL
                               STATEMENT SCHEDULE
                                   (FORM 10-K)


                                    EXHIBITS

             For the Fiscal Years Ended February 2, 2002, February 3, 2001 and
                                January 29, 2000

                 (With Report of Independent Public Accountants)






Consolidated Financial Statements:

     Report of Independent Public Accountants...............................................................                   29
     Consolidated Statements of Operations for the fiscal years ended February 2, 2002,
             February 3, 2001 and  January 29, 2000.........................................................                   30
     Consolidated Balance Sheets as of February 2, 2002 and February 3, 2001................................                   31
     Consolidated Statements of Changes in Stockholders' Equity for the fiscal years ended
             February 2, 2002, February 3, 2001 and January 29, 2000........................................                   32
     Consolidated Statements of Cash Flows for the fiscal years ended February 2, 2002,
             February 3, 2001 and January 29, 2000..........................................................                   33
     Notes to Consolidated Financial Statements.............................................................                   34

Schedule:
      II.  Valuation and Qualifying Accounts for the fiscal years ended February 2, 2002, February 3, 2001 and January 29, 2000.


Schedules Omitted:
      All other schedules are omitted as they are not applicable or the information is shown in the consolidated financial statements or notes thereto.



                      REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

           To the Stockholders and Board of Directors of

           AMES DEPARTMENT STORES, INC.:



                  We have audited the accompanying consolidated balance sheets of Ames Department Stores, Inc. (a Delaware corporation) and subsidiaries as of February 2, 2002 and February 3, 2001, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the fifty-two weeks ended February 2, 2002, the fifty-three weeks ended February 3, 2001, and the fifty-two weeks ended January 29, 2000. These consolidated financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

                  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of February 2, 2002 and February 3, 2001, and the results of their operations and their cash flows for the fifty-two weeks ended February 2, 2002, the fifty-three weeks ended February 3, 2001, and the fifty-two weeks ended January 29, 2000 in conformity with accounting principles generally accepted in the United States.

                  The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company filed a petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code on August 20, 2001. This raises substantial doubt about the Company's ability to continue as a going concern. The Company's ability to continue as a going concern is dependent upon acceptance of a plan of reorganization by the Court and the Company's creditors, compliance with all debt covenants under the debtor-in-possession financing, securing post-emergence financing and the success of future operations. The ultimate outcome of these matters is not presently determinable. The consolidated financial statements do not include any adjustments relating to these uncertainties or the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

                  Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index to financial statements is presented for the purpose of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                                    /s/ Arthur Andersen LLP

           New York, New York
           March 19, 2002
           (Except with respect to the matter discussed in Note 3, as to which the date is April 4, 2002)

                  AMES DEPARTMENT STORES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)


                                                                               52 Weeks           53 Weeks          52 Weeks
                                                                                Ended               Ended            Ended
                                                                             February 2,         February 3,      January 29,
                                                                                 2002               2001              2000
                                                                             -------------      --------------    -------------
      Net Sales........................................................        3,253,976           3,953,585        3,836,854
      Leased department and other income...............................           37,851              46,413           41,690
                                                                             -------------      --------------    -------------
      Total revenue....................................................        3,291,827           3,999,998        3,878,544

      Costs and expenses:
      Cost of merchandise sold.........................................        2,438,544           2,932,251        2,715,386
      Selling, general, and administrative expenses....................          937,431           1,058,668        1,068,175
      Depreciation and amortization expense, net.......................           79,449              79,689           65,495
      Interest and debt expense, net...................................           76,151              87,961           60,843
      Store closing charge.............................................          114,732             129,806              ---
      Reorganization expense...........................................           28,674                 ---              ---
                                                                             -------------      --------------    -------------

      Loss before income taxes.........................................         (383,154)           (288,377)         (31,355)
      Income tax (provision) benefit...................................         (429,924)              54,753           49,589
                                                                             -------------      --------------    -------------
      (Loss) Income before Cumulative Effect of Accounting Change......         (813,078)           (233,624)           18,234
      Cumulative Effect of Accounting Change,  net of tax of $614......               ---                 ---          (1,107)
                                                                             -------------      --------------    -------------
      (Loss) income before extraordinary item..........................         (813,078)           (233,624)           17,127
      Extraordinary loss on early extinguishment of debt, net of tax...               ---             (6,964)              ---
                                                                             -------------      --------------    -------------

      Net (loss) income................................................        ($813,078)          ($240,588)          $17,127
                                                                             =============      ==============    =============

      Basic net (loss) income per common share:
      Before Cumulative Effect of Accounting Change and
      Extraordinary item...............................................           (27.65)             ($7.95)            $0.66
      Cumulative Effect of Accounting Change, net of tax...............               ---                 ---           (0.04)
      Extraordinary item, net of tax...................................               ---              (0.24)              ---
                                                                             -------------      --------------    -------------
      Net (loss) income................................................          ($27.65)             ($8.19)            $0.62
                                                                             =============      ==============    =============

      Weighted average common shares...................................            29,405              29,383           27,517
                                                                             =============      ==============    =============

      Diluted net income per common share:
      Before Cumulative Effect of Accounting Change and
      Extraordinary item...............................................           (27.65)             ($7.95)            $0.66
      Cumulative Effect of Accounting Change, net of tax...............               ---                 ---           (0.04)
      Extraordinary item, net of tax...................................               ---              (0.24)              ---
                                                                             -------------      --------------    -------------
      Net (loss) income................................................          ($27.65)  *          ($8.19)  *         $0.62
                                                                             =============      ==============    =============

      Weighted average common and common equivalent shares                         29,405              29,543           27,658
                                                                             =============      ==============    =============

      * Common stock equivalents have not been included because the effect would be anti-dilutive.

   (The accompanying notes are an integral part of these consolidated financial statements.)




                                               AMES DEPARTMENT STORES, INC.
                                                CONSOLIDATED BALANCE SHEETS
                                    (In thousands, except shares and per share amounts)
                                                                                       February 2,           February 3,
                                                                                           2002                  2001
                                                                                     -----------------     -----------------
                                      ASSETS
Current Assets:
     Cash and cash equivalents..............................................              $29,105               $49,761
     Receivables:
         Trade..............................................................                6,835                 6,978
         Other..............................................................                5,796                10,061
                                                                                     -----------------     -----------------
             Total receivables..............................................               12,631                17,039
     Merchandise inventories................................................              532,407               744,132
     Prepaid expenses and other current assets..............................               26,511                41,494
     Deferred taxes, net....................................................                   -                17,771
                                                                                     -----------------     -----------------
             Total current assets...........................................              600,654               870,197
                                                                                     -----------------     -----------------

Fixed Assets:
     Land and buildings.....................................................               30,882                32,179
     Property under capital leases..........................................              111,905               180,585
     Fixtures and equipment.................................................              318,253               389,986
     Leasehold improvements.................................................              130,583               159,153
                                                                                     -----------------     -----------------
                                                                                          591,623               761,903
     Less - Accumulated depreciation and amortization.......................             (248,076)             (213,904)
                                                                                     -----------------     -----------------
             Net fixed assets...............................................              343,547               547,999
                                                                                     -----------------     -----------------

Other assets and deferred charges...........................................               52,283                56,490
Deferred taxes, net.........................................................                    -               411,891
Beneficial lease rights, net................................................               31,324                50,675
Goodwill, net...............................................................               55,923                58,475
                                                                                     -----------------
                                                                                                           -----------------
             Total Assets...................................................           $1,083,731            $1,995,727
                                                                                     =================     =================
                       LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
     Accounts payable:
         Trade..............................................................              $67,458              $345,915
         Other..............................................................               51,982                78,371
                                                                                     -----------------     -----------------
             Total accounts payable.........................................              119,440               424,286
                                                                                     -----------------     -----------------

     Current portion of long term debt                                                    342,128                     -
     Current portion of capital lease and financing obligations.............                7,962                19,018
     Self-insurance reserves................................................               29,205                29,878
     Accrued compensation...................................................               30,364                39,366
     Accrued expenses.......................................................               39,808                74,839
     Store closing reserves.................................................               62,928               179,365
                                                                                     -----------------      -----------------
             Total current liabilities......................................              631,835               766,752
                                                                                     -----------------     -----------------

Long-term debt..............................................................                    -               606,057
Capital lease and financing obligations.....................................               80,816               165,365
Other long-term liabilities.................................................               32,543                49,256
Excess of revalued net assets over equity under fresh-start reporting.......                5,562                11,715
Commitments and contingencies
Liabilities Subject to Compromise                                                         748,731                   ---
Stockholders' Equity:
     Preferred stock (3,000,000 shares authorized; no shares issued or outstanding
     at February 2, 2002 and February 3, 2001; par value per share $.01)                      -                     ---
     Common stock (40,000,000 shares authorized; 29,488,552 and 29,473,552 shares outstanding at February 2, 2002 and February 3, 2001, respectively;
     par value per share $.01)                                                                295                   295
     Additional paid-in capital..............................................             533,394               532,654
     Accumulated deficit.....................................................           (948,523)             (135,445)
     Treasury stock (80,495 shares at February 2, 2002 and February 3, 2001,
     respectively, at cost)..................................................               (922)                 (922)
                                                                                     -----------------     -----------------
         Total stockholders' (deficit) equity................................           (415,756)               396,582
                                                                                     -----------------     -----------------
             Total Liabilities and Stockholders' Equity......................          $1,083,731            $1,995,727
                                                                                     =================     =================
                 (The accompanying notes are an integral part of these consolidated financial statements)

                                                    AMES DEPARTMENT STORES, INC. AND SUBSIDIARIES
                                              CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                                                    (In thousands)

                                                                                   Retained
                                  Preferred Stock   Common Stock      Additional   Earnings    Treasury Stock
                                  --------------- ----------------     Paid-In      (Accum.   ----------------      Total
                                Shares   Amount    Shares   Amount     Capital      Deficit)   Shares   Amount     Equity
                               -------- --------- -------- -------- ------------- ----------- -------- ---------  ---------

Balance, January 30, 1999         ---       ---    23,921     $239      $236,667     $88,016     (79)    ($914)    $324,008
Exercise of stock options, net                        170        2         1,073                                      1,075
Issuance of common stock
pursuant to the equity offering                     5,100       51       187,211                                    187,262
Issuance of restricted common
stock, net....................                         30        1                                                        1
Issuance of common stock to
Board of Directors...........                          12                   367                                         367
Recognition of tax attributes                                            105,426                                    105,426
Net income...................                                                         17,127                         17,127
                               -------- --------- -------- -------- ------------- ----------- -------- --------- -----------
Balance, January 29, 2000         ---       ---    29,233     $293      $530,744    $105,143     (79)    ($914)    $635,266
Exercise of warrants.........                         100        1           591                                        592
Exercise of stock options, net                        145        1           550                                        551
Forfeiture of restricted common
stock, net....................                        (5)
Acquisition of treasury shares                                                                    (1)       (8)         (8)
Stock option compensation.....                                               774                                        774
Other.........................                                               (5)                                        (5)
Net loss......................                                                     (240,588)                      (240,588)
                               -------- --------- -------- -------- ------------- ----------- -------- --------- ----------
Balance, February 3, 2001         ---      ---     29,473     $295      $532,654  ($135,445)     (80)    ($922)    $396,582
Restricted Stock Grant, net...                         16                    740                                        740
Net loss......................                                                     (813,078)                      (813,078)
                               -------- --------- -------- -------- ------------- ----------- -------- --------- ----------

Balance, February 2, 2002         ---      ---     29,489     $295      $533,394  ($948,523)     (80)    ($922)  ($415,756)
                               ======== ========= ======== ======== ============= =========== ======== ========= ===========

                                 (The accompanying notes are an integral part of these consolidated financial statements.)




                  AMES DEPARTMENT STORES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                                                                 52 Weeks            53 Weeks            52 Weeks
                                                                                   Ended              Ended               Ended
                                                                                February 2,        February 3,         January 29,
                                                                                   2002                2001                2000
                                                                             ----------------    ---------------     ---------------

     Cash flows from operating activities:
        Net (loss) income................................................        ($813,078)         ($240,588)             $17,127
           Cumulative Effect of Accounting Change........................               ---                ---               1,107
                                                                             ----------------    ---------------     ---------------

        Net (loss) income before cumulative effect adjustment............         (813,078)          (240,588)              18,234
        Expenses not requiring the outlay of cash:
           Income tax provision (benefit)................................           429,662           (54,753)            (49,589)
           Extraordinary loss on early extinguishment of debt, net of tax              ---               6,964                 ---
           Depreciation and amortization of fixed and other assets.......           86,971              87,739              65,495
           Amortization of debt discounts and deferred financing costs...            7,518               4,788               4,880
           Inventory impairment charge, net..............................            4,565                 ---                 ---
           Write off of deferrred financing costs                                   21,938                 ---                 ---
           Other, net....................................................              ---                 344             (1,841)
                                                                             ----------------    ---------------     ---------------

     Cash (used for) provided by operations before changes in working
     capital and store closing activities...............................          (262,424)          (195,506)             37,179
     Changes in working capital:
         Decrease in receivables........................................             4,408               8,263               4,942
         Decrease (increase) in merchandise inventories.................           206,049              87,255           (181,546)
         Decrease (Increase) in prepaid expenses and other current assets           12,471             (4,722)            (20,697)
         Increase in accounts payable...................................            28,463               2,706              20,823
         Decrease in accrued expenses and other current liabilities.....          (15,503)            (26,886)            (91,467)
     Changes due to store closing activities:
         Payments of store closing costs................................          (17,098)             (5,909)             (9,470)
         Store closing charge...........................................           114,732             129,806                 ---
                                                                             ----------------    ---------------     ---------------

     Net cash provided by (used for) operating activities                           71,098             (4,993)           (240,236)
                                                                             ----------------    ---------------     ---------------

     Cash flows from investing activities:
         Purchases of fixed assets......................................           (25,245)          (127,075)           (209,606)
         Purchases of leases............................................                ---            (7,054)            (38,835)
                                                                             ----------------    ---------------     ---------------

     Net cash used for investing activities.............................           (25,245)          (134,129)           (248,441)
                                                                             ----------------    ---------------     ---------------

     Cash flows from financing activities:
         (Payments) borrowings under the revolver credit facilities, net           (74,666)            187,251             129,609
         Borrowings under the Kimco DIP Facility........................             55,000                ---                 ---
         Payments on debt and capital lease obligations.................           (12,785)           (22,668)            (22,191)
         Repurchase of Hills senior notes...............................                ---            (2,852)             (4,636)
         Proceeds from the issuance of senior notes.....................                ---                ---             200,000
         Proceeds from the issuance of common stock, net................                ---                ---             187,262
         Payments of deferred financing costs...........................           (34,058)            (4,595)             (7,939)
         Proceeds from the exercise of options and warrants.............                ---              1,143               1,440
         Purchase of treasury stock.....................................                ---                (8)                 ---
                                                                             ----------------    ---------------     ---------------

     Net cash (used for) provided by financing activities...............           (66,509)            158,271             483,545
                                                                             ----------------    ---------------     ---------------

     (Decrease) Increase in cash and cash equivalents...................           (20,656)             19,149             (5,132)
     Cash and cash equivalents, beginning of period.....................             49,761             30,612              35,744
                                                                             ----------------    ---------------     ---------------

     Cash and cash equivalents, end of period...........................            $29,105            $49,761             $30,612
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


                  AMES DEPARTMENT STORES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


  1.  Summary of Significant Accounting Policies:

(a)   Nature of operations:
      Ames Department Stores, Inc. (a Delaware corporation) and its subsidiaries (collectively, "Ames" or the "Company") are retail merchandisers operating under one business segment. As of March 31, 2002, Ames operated 333 discount department stores in fourteen states in the Northeast, Midwest, and Mid-Atlantic regions, as well as the District of Columbia. As of August 20, 2001 the Company began operating its business as a Debtor-In-Possession under Chapter 11 of the U.S. Bankruptcy code (see Note 2.)


 (b)  Basis of presentation and principles of consolidation:
      The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to use judgment and make estimates that affect the reported amounts of assets and liabilities and disclosure of contingent gains and losses at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The level of uncertainty in estimates and assumptions increases with the length of time until the underlying transactions are completed. As such, the most significant uncertainty in the Company's assumptions and estimates involved in preparing the financial statements include lease cancellation costs, self-insurance reserves, and legal and tax reserves. Actual results could ultimately differ from those estimates.

      The consolidated financial statements include the accounts of Ames and its subsidiaries, all of which are wholly-owned. All intercompany accounts and transactions have been eliminated.

      Certain prior year items have been reclassified to conform to the current year presentation.


(c)   Fiscal year:
      The Company's fiscal year ends on the Saturday nearest to January 31st. The fiscal year ended February 2, 2002 ("Fiscal 2001" or "2001") included fifty-two weeks. The fiscal year ended February 3, 2001 ("Fiscal 2000" or "2000") included fifty-three weeks. The fiscal year ended January 29, 2000 ("Fiscal 1999" or "1999") included fifty-two weeks. "Fiscal 2002" will end on February 1, 2003.


(d)   Cash and cash equivalents:
      Ames considers all highly liquid investments with an original maturity of three months or less when purchased to be cash and cash equivalents. As of February 2, 2002 and February 3, 2001, there were no such short-term investments.


(e)   Inventory valuation:
      Inventories are valued at the lower of cost, using the first-in, first-out
(FIFO) method, or market and include the capitalization of transportation and distribution center costs. The Company records reserves for inventory shrinkage and markdowns on a regular basis, such reserves are reflected as a reduction in inventory value in the Consolidated Balance Sheet.


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


(g)   Intangible assets:
      Beneficial lease rights represent the excess of fair market value over contract value of certain of the leases acquired in the acquisition of Hills. Goodwill represents the excess of cost over the fair value of net tangible assets acquired at the date of acquisition. As of February 2, 2002, accumulated amortization of goodwill and accumulated amortization of beneficial lease rights were $14.2 million and $10.3 million, respectively (See New Accounting Pronouncements).


      The recoverability of the carrying values of intangible assets is evaluated periodically based on a review of forecasted operating cash flows and the profitability of the related business. There were no material adjustments to the carrying values of intangible assets resulting from these evaluations in Fiscal 2000 and 1999. During Fiscal 2001, beneficial lease rights totaling $17.3 million were written off due to the closing of one hundred and nineteen stores.

      In April 2000, the Company consummated its purchase of the leases for seven stores from Goldblatt's Department Stores, Inc. for a cash purchase price of $7.6 million. These costs were written off during Fiscal 2001.



(h)   Depreciation and amortization:
      Buildings and fixtures and equipment are recorded at cost and are depreciated on a straight-line basis over their estimated useful lives. Buildings are depreciated over 31.5 years, furniture and fixtures over ten years, equipment over seven years, motor vehicles over five years, and computer software and hardware over three to five years. Property under capital leases and leasehold improvements are depreciated over their estimated useful lives. The Company currently has buildings with an aggregate net book value of $48.3 million and $114.4 million and point-of-sale equipment with a net book value of $18.1 million and $25.8 million under capital leases for Fiscal 2001 and 2000, respectively.

      Beneficial lease rights are being amortized over the terms of the related leases (which average approximately twenty-five years). Goodwill is being amortized over a twenty-five year period. (See New Accounting Pronouncements).

      The excess of revalued net assets over equity under fresh-start reporting is being amortized over a ten-year period. The amount recorded as a credit to depreciation and amortization was $6.2 million in each of Fiscal 2001, 2000, and 1999 (See New Accounting Pronouncements).

      The unfavorable lease liability is being amortized on a straight-line basis over the applicable lease terms (see Note 6).

      Depreciation and amortization includes adjustments recorded pursuant to the application of Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." The Company did not record an impairment loss during Fiscal 2001 and 1999, but recorded an impairment charge of $5.0 million for Fiscal 2000.


 (i)  Deferred charges:
      Debt transaction costs and related issue expenses are deferred and amortized over the term of the associated debt. Lease acquisition and related costs are deferred and amortized over the term of the lease. The Company wrote off $21.9 million of deferred financing costs during Fiscal 2001.


(j)   Income taxes:
      Ames files a consolidated federal income tax return. Recorded deferred income taxes are provided for at currently effected statutory rates on the differences in the basis of assets and liabilities for tax and financial reporting purposes. If recorded, deferred income taxes are classified in the balance sheet as current or non-current based upon the expected future period in which such deferred income taxes are anticipated to reverse. The Company has recorded a full valuation allowance on net deferred tax assets, during Fiscal 2001, as realization of such assets in future years is uncertain.


(k)  Self-insurance reserves:
     The Company is self-insured for workers  compensation,  general  liability, property and casualty, and accident and health insurance claims, subject to certain limitations. The Company has insurance coverage for losses that may occur above certain levels. As of February 2, 2002 and February 3, 2001, Ames had established self-insurance reserves of $42.3 and $60.5 million, respectively. Additionally, the Company has a $14.0 million self insurance reserve currently classified as liabilities subject to compromise as of February 2, 2002. The long-term portion of these reserves is classified as part of other long-term liabilities in the Consolidated Balance Sheets. These reserves are subject to changes in estimates as claims are settled or continue to remain outstanding.


(l)   Leased department and other income:
      Ames has an agreement with an independent contractor that allows the independent contractor to operate shoe departments within the Ames stores. Ames receives a percentage of the sales under the agreement.



(m)   Revenue recognition:
      The Company recognizes revenue when its customer takes possession of merchandise. An appropriate reserve for estimated sales returns is recorded and is reflected in accrued expenses in the accompanying Consolidated Balance Sheets.

      The Company adopted Staff Accounting Bulletin ("SAB") No. 101 during the fourth quarter of Fiscal 1999, effective as of the beginning of Fiscal 1999. Prior to the adoption of SAB No. 101, the Company recorded layaway sales when customers placed merchandise on layaway. SAB No. 101 mandated that layaway sales be recorded when the customer takes possession of the merchandise. The impact of adopting this SAB resulted in a cumulative effect adjustment to 1999 earnings of approximately $1.1 million, net of $0.6 million tax benefit.

(n)   Advertising expense:
     The Company participates in cooperative advertising programs supported by its vendors. Advertising costs are expensed as incurred and are presented net of any funds received from vendors for these programs. The Company expensed $128.3 million, $136.6 million and $123.9 million for Fiscal 2001, 2000 and 1999 respectively. These amounts are included as a component of selling general and administrative expenses.

(o)   New accounting pronouncements:
      During June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard ("SFAS") No. 141 "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." In addition to requiring the use of the purchase method for all business combinations, SFAS No. 141 requires intangible assets that meet certain criteria to be recognized as assets apart from goodwill. SFAS No. 142 addresses accounting and reporting standards for acquired goodwill and other intangible assets, and generally, requires that goodwill and indefinite life intangible assets no longer be amortized but be tested for impairment annually. Finite life intangible assets will continue to be amortized over their useful lives. The Company adopted SFAS No. 142 at the start of Fiscal 2002. As a result of the adoption of this standard the Company recorded a cumulative effect adjustment, in Fiscal 2002, of $5.6 million reflecting the elimination or "excess of revalued net assets over equity under fresh-start reporting," also referred to as Negative Goodwill. In addition, the Company estimates that $2.6 million of goodwill amortization will be eliminated in Fiscal 2002 as a result of the adoption of this standard. Further determination as to any potential impairment of Goodwill and other intangible assets as calculated under the provisions of these new standards has not yet been determined by the Company.

      In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs and is effective for fiscal years beginning after June 15, 2002. Management does not expect the impact of SFAS No. 143 to be material to the Company's consolidated financial statements.

      During August, 2001 the Financial Accounting Standard Board issued SFAS No. 144 "Accounting for the impairment or disposal of long-lived assets." The statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121 "Accounting for the impairment of long-lived assets and for long-lived assets to be disposed of" and the accounting and reporting provisions of Accounting Principles Board No. 30 "Reporting the results of operations-Reporting the effects of disposal of a segment of business, and extraordinary, unusual and infrequently occurring events and transactions for the disposal of a segment of a business". SFAS No. 144 excludes goodwill and other intangibles that are not amortized. The statement is effective for fiscal years beginning after December 15, 2001. The impact of this statement on the Company's consolidated financial statements is currently being evaluated.


2.    Petition for Relief under Chapter 11

      On August 20, 2001, the Company and each of its four subsidiaries (collectively, the "Debtors") filed voluntary petitions under Chapter 11 of the U.S. Bankruptcy Code (the "Bankruptcy Code") with the United States Bankruptcy Court for the Southern District of New York (the "Bankruptcy Court"). The Chapter 11 cases Nos. 01-42217 (REG) through 01-42221 (REG) (the "Chapter 11 Cases") have been consolidated for the purpose of joint administration. As of August 20, 2001, the Debtors began operating their business as debtors-in-possession under Chapter 11 of the Bankruptcy Code and are subject to the jurisdiction of the Bankruptcy Court.

      As a result of these filings, actions to collect pre-petition indebtedness are stayed and other contractual obligations against the Debtors may not be enforceable. In addition, under the Bankruptcy Code, the Debtors may assume or reject executory contracts, including real estate leases, employment contracts, personal property leases, service contracts and other unexpired executory pre-petition contracts, subject to Bankruptcy Court approval. Parties affected by these rejections may file claims with the Bankruptcy Court in accordance with the Bankruptcy Code. The Debtors cannot presently determine the ultimate liability that may result from the filing of claims for all contracts that may be rejected, estimates have been made however, for certain contracts to be rejected and are included in liabilities subject to compromise category. Substantially all pre-petition liabilities are subject to settlement under a plan of reorganization to be voted on by the creditors and equity holders and approved by the Bankruptcy Court. Although the Debtors expect to file a reorganization plan or plans that provide for emergence from bankruptcy sometime during Fiscal 2002, there can be no assurance that a reorganization plan or plans will be proposed by the Debtors or confirmed by the Bankruptcy Court or that any such plan will be consummated.


      As provided by the Bankruptcy Code, the Debtors have the exclusive right to submit a plan of reorganization for 120 days from the date of the filing of the voluntary petitions. On December 5, 2001, the Company filed a motion with the Bankruptcy Court to extend the period of exclusivity and on December 18, 2001, the court granted an extension of the exclusivity period to May 31, 2002. If the period of exclusivity is not further extended and the Debtors fail to file a plan of reorganization during such period, or if such plan is not accepted by the required number of creditors and equity holders within the required period, any party in interest may subsequently file its own plan of reorganization for the Debtors. A plan of reorganization must be confirmed by the Bankruptcy Court, upon certain findings being made by the Bankruptcy Court which are required by the Bankruptcy Code. The Bankruptcy Court may confirm a plan of reorganization notwithstanding the non-acceptance of the plan by an impaired class of creditors or equity holders if certain requirements of the Bankruptcy Code are met. As part of its restructuring, the Company anticipates that all existing equity will be cancelled. The Chapter 11 filing, the uncertainty regarding the eventual outcome of the reorganization case and the effect of other unknown adverse factors could threaten the Company's existence as a going concern.



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



      Schedules have been filed with the Bankruptcy Court setting forth the assets and liabilities of the Debtors as of the filing date as shown by the Company's accounting records. The Bankruptcy Court established a March 25, 2002 bar date for claims in the Company's Chapter 11 Cases. Differences between amounts shown by the Company and claims filed by creditors will be investigated and, if necessary, unresolved disputes will be determined by the Bankruptcy Court. The ultimate settlement terms for such liabilities are subject to a plan of reorganization, and accordingly, are not presently determinable.


 3.  Debt:

      The Company's outstanding debt as of February 2, 2002 and February 3, 2001 is listed and described below:

                                                                                        February 2,           February 3,
                                                                                            2002                 2001
                                                                                      -----------------     ---------------
      Secured Debt:
         Borrowings under the Company's Revolving Credit Agreements                           $287,128            $361,794
         Borrowings under the KIMCO DIP Agreement                                               55,000                 ---
      Unsecured Debt:
         12.5% Senior Notes, due July 2003, discount rate of 11.79%.............                43,605              43,605
         10% Senior Notes, due April 2006.......................................               200,000             200,000
                                                                                      -----------------     ---------------

     Total Face Value of Debt...................................................               585,733             605,399
         Add: Premium...........................................................                   542                 658
                                                                                      -----------------     ---------------
      Total Debt................................................................              $586,275            $606,057
                                                                                      =================     ===============

      The unsecured debt is classified as liabilities subject to compromise as of February 2, 2002.


Debtor-In-Possession Facilities

      On August 20, 2001, the Company entered into a $700 million Debtor-In-Possession Credit Agreement, dated as of August 20, 2001 (the "GECC DIP Facility"), with General Electric Capital Corporation ("GE Capital"). The Company also entered into a $55 Million Credit Agreement, dated as of August 20, 2001 ( the "Kimco DIP Facility and together with the GECC DIP Facility, the "DIP Facilities"), with Kimco Funding, LLC ("Kimco"). The GECC DIP Facility consists of a $575 million Tranche A Revolver (including a Swing Line Commitment of $30 million as a subfacility thereof), a $50 million fully drawn Tranche B Revolver and a $75 million Term Loan. The GECC DIP Facility, as amended, has a sublimit of $75 million for the issuance of letters of credit. Amounts borrowed under the Tranche A and Tranche B Revolvers bear interest at the Index Rate plus 1.50% per annum or, at the election of the Company, the applicable LIBOR Rate plus 2.75% per annum. Amounts borrowed under the Term Loan bear interest at the Index Rate plus 5.25% per annum. The Company must also pay an unused commitment fee equal to 0.35% per annum multiplied by the average unused daily balance of the Revolving Loan and the Swing Line Loan. The GECC DIP Facility terminates on the earliest of, among other dates, August 20, 2003 and the effective date of a plan of reorganization in the Chapter 11 Cases. Proceeds from the GECC DIP Facility were used to repay in full the Prior Credit Facility (as defined below), and will be used to pay transaction costs and expenses related to the Chapter 11 Cases, to provide working capital and for other general corporate purposes.

      The GECC DIP Facility replaced the Company's former credit facility under the Credit Agreement (the "Prior Credit Facility") with GE Capital, as agent, and a syndicate of other banks and financial institutions. The Prior Credit Facility provided for a secured revolving credit facility of up to $750 million, with a sub-limit of $50 million for letters of credit, and a secured term facility for $50 million. On August 20, 2001, as part of its Interim Order, the Bankruptcy Court authorized the Company to use the proceeds of the GECC DIP Facility to repay the Company's outstanding indebtedness under the Prior Credit Facility. On September 25, 2001, the Bankruptcy Court issued a final order authorizing the Company to use the proceeds of the GECC DIP Facility to repay the Company's outstanding indebtedness under the Prior Credit Facility.

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

      As of February 2, 2002, borrowings of $287.1 million were outstanding under the GECC DIP Facility. These borrowings are included in the current portion of long-term debt in the accompanying consolidated balance sheet as of February 2, 2002. In addition, $35.0 and $10.8 million of standby and trade letters of credit, respectively, were outstanding under the GECC DIP Facility. The weighted average interest rate on the borrowings under the Prior Credit Facility and the GECC DIP Facility since its inception through February 2, 2002 was 8.87%. The peak borrowing level under the Prior Credit Facility and the GECC DIP Facility through February 2, 2002 was $573.4 million and occurred in the fiscal month of May, 2001.

      On April 4, 2002, the Company and its GECC DIP Facility lenders agreed to certain modifications of the covenants required by the terms of its GECC DIP Facility. The GECC DIP Facility amendments are attached as exhibits to this report on Form 10-K.


Senior Notes due 2003

      The 12.5% Senior Notes due 2003 (the "Hills Senior Notes") were, at the time of the acquisition of Hills, an unsecured obligation of Hills Stores Company ("Hills"). The Company had Hills Senior Notes with a recorded value of $44.1 million outstanding as of August 20, 2001. The Hills Senior Notes pay interest in January and June and mature July 2003. No principal or interest payments will be made without Bankruptcy Court approval until a reorganization plan defining the repayment terms has been approved.


Senior Notes due 2006

      The Company had $200.0 million of its 10% seven-year senior notes (the "Ames Senior Notes") outstanding as of August 20, 2001. The Ames Senior Notes pay interest semi-annually in April and October and mature April 2006. The Company did not pay interest on the Ames Senior Notes in October, 2001, and no principal or interest payments will be made without Bankruptcy Court approval until a reorganization plan defining the repayment terms has been approved.
      As of February 2, 2002, the payments due on debt for the next five years and thereafter were as follows:

      Fiscal Years                                          Amount
      Ending January                                    (000's omitted)
      --------------                                    ---------------
      2003......................................          $  342,128
      2004......................................              43,605
      2005......................................                 ---
      2006......................................                 ---
      2007......................................             200,000
      Thereafter................................                 ---

5.    Liabilities Subject to Compromise

      Liabilities subject to compromise includes estimates subject to reconciliation as of February 2, 2002 and is composed of the following:

                           Description                                            (in thousands)
                 ------------------------------------------------------     -------------------------
                 Accounts payable trade                                                     $258,730
                 Accounts payable other                                                       74,549
                 Lease rejection and other store closing costs                               108,069
                 Capital lease obligations                                                    22,055
                 Senior notes                                                                244,147
                 Accrued taxes, general liability and other                                   41,181
                 pre-petition obligations
                                                                            -------------------------
                 Liabilities subject to compromise                                          $748,731
                                                                            =========================


6.    Lease Commitments, Beneficial Leases and Unfavorable Lease Liability:

      Ames is committed under long-term leases for various retail stores, warehouses, and equipment expiring at various dates through 2026 with varying renewal options and escalating rent clauses. Some leases are classified as capital leases under SFAS No. 13 "Accounting for Leases." Ames generally pays for real estate taxes, insurance, and specified maintenance costs under real property leases. Most leases also provide for contingent rentals based on percentage of sales in excess of specified amounts.

      Future minimum lease payments for leases as of February 2, 2002 were as follows:

                                                                                               Lease Payments
                                                                               -------------------------------------------------
                                                                                Capital         Financing          Operating
                                                                                Leases         Obligations          Leases
       Fiscal Year Ending January                                              --------       -------------        ---------
                                                                                              (000's omitted)
       2003.................................................................... $12,083             $8,392           $59,723
       2004....................................................................  10,645              5,081            57,280
       2005....................................................................  10,582             12,250            55,586
       2006....................................................................  10,442                ---            55,168
       2007....................................................................  10,367                ---            53,869
       Thereafter..............................................................  69,258                ---           382,898
                                                                               ---------      -------------      ------------

       Total minimum lease payments............................................ 123,377             25,723          $664,524
                                                                                                                 ============

       Less: amount representing estimated executory costs.....................    ---                ---
                                                                               ------------    -------------

     Net minimum lease payments................................................  123,377             25,723
       Less: amount representing interest......................................   54,577              5,745
                                                                               ------------    -------------

       Present value of net minimum lease payments.............................   68,800             19,978
       Less: currently payable.................................................    3,827              4,135
                                                                               ------------    -------------

       Long-term lease obligations.............................................  $64,973            $15,843
                                                                               ============    =============




      The above future minimum lease payments summary includes projected lease payments for stores which have been closed by the Company but the bankruptcy court has not yet approved the associated lease rejection claim as of February 2, 2002. These payments total $75.8 million and $46.1 million for operating and capital leases, respectively.

      At February 2, 2002, the financing obligations represent sale/leaseback arrangements. The leases, which have terms up to thirty two months, include options to purchase some or all of the assets either at the end of the initial lease term or renewal periods at an amount not greater than the then current fair market value of the properties.

      Capital lease payments do not include lease payments of $21.0 million due over the next three years for leases of POS equipment. These payments are comprised of $2.0 million in interest costs, $0.9 million for executory costs and $18.1 million in obligations. The obligation for these payments is included in the liabilities subject to compromise category.


      Total minimum lease payments have not been reduced by minimum sublease rentals to be received in the aggregate under non-cancellable subleases of operating leases of approximately $6.2 million as of February 2, 2002. Amortization of capital lease assets was approximately $15.2 million, $19.5 and $19.8 million for Fiscal 2001, Fiscal 2000 and Fiscal 1999, respectively. Accumulated amortization of capital lease assets at February 2, 2002 was $44.7 million. Rent expense (income) was as follows:

                                                                         Fiscal            Fiscal             Fiscal
                                                                          2001              2000               1999
      (000's omitted)                                                --------------    -------------      -------------

      Minimum rent on operating leases...........................         $78,203          $81,661            $78,946
      Contingent rental expense..................................           5,569            9,084              8,812
      Sublease rental income.....................................          (1,649)          (1,950)            (1,423)

      An unfavorable lease liability was recorded in December 1992 under fresh start reporting and represents the estimated liability related to lease commitments that exceeded market rents for similar locations. As of February 2, 2002 and February 3, 2001, the unfavorable lease liability was $8.5 million and $10.0 million, respectively, and is classified as part of other long-term liabilities in the Consolidated Balance Sheets. This liability is being amortized as a reduction to depreciation and amortization expense in the Consolidating Statements of Operations over the remaining lease terms. The amortization, recorded as a reduction to depreciation and amortization expense, was $1.2 in Fiscal 2001, $1.3 million in Fiscal 2000 and $1.4 million in Fiscal 1999.


7.    Stockholders' Equity:

Common Stock
      On May 24, 1999, the Company completed the public offering of 5.1 million shares of Common Stock at a price of $38.75 per share. The proceeds, net of underwriting discounts, of approximately $187.3 million, were used to reduce borrowings under the existing revolving credit agreement and for general corporate purposes.

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

      As part of its reorganization, the Company anticipates that existing equity will be cancelled.


Treasury Stock
      In August 1998, the Company's Board of Directors approved a stock repurchase program and authorized management to purchase up to 1.5 million shares of Common Stock. During Fiscal 1998, the Company acquired 79,495 shares of its Common Stock. The Company did not repurchase any of its Common Stock during Fiscal 1999. During Fiscal 2000, the Company acquired 1,000 shares of its Common Stock, increasing the total Common Stock held to 80,495 shares. No purchases or sales were made in Fiscal 2001.

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

      During Fiscal 2001, there was no warrant activity.


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

8.    Stock Options:

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


      The following table sets forth the stock option activity for all stock option plans for Fiscal 2001, Fiscal 2000 and Fiscal 1999 (shares in thousands):


                                                        2001                          2000                      1999
                                         --------------------------------- -------------------------- ---------------------------

                                                               Weighted                    Weighted                    Weighted
                                               Number           Average       Number       Average       Number of     Average
                                                 of            Exercise         of         Exercise        Shares      Exercise
                                               Shares            Price        Shares        Price                       Price
                                              --------         --------      -------      ---------      ---------    ---------
        Outstanding at
        beginning of year............            2,540            17.11        1,618        $22.88         1,128        $12.00
        Granted......................            1,103             1.60        1,202          7.84           744         35.51
        Exercised...................               ---              ---        (145)          3.78         (173)          6.48
        Forfeited....................            (339)            13.44        (135)         18.20          (81)         21.46
                                                   ---                         -----                        ----

        Outstanding at end of year               3,304            12.31        2,540         17.11         1,618         22.88
                                                 =====                         =====                       =====
        Options exercisable at
            year-end                             1,286            17.89          780         19.83           559         10.93
                                                                                 ===                         ===
        Weighted average fair                    $1.32                         $5.95                      $24.90
            value of options granted             =====                         =====                      ======


      The fair value of options granted per the above table was estimated on the date of grant using the Black-Scholes pricing model with the following assumptions: no dividend yield, expected option volatilities ranging from 68% to 124%, a risk-free interest rate equal to U.S. Treasury securities with a maturity equal to the expected life of the option (weighted average interest rate of 5.7%, 6.0% and 5.3% for 2001, 2000 and 1999, respectively), and an expected life from date of grant until option expiration date (weighted average expected life of 5.3, 5.2, and 5.3 years for 2001, 2000 and 1999, respectively).

      The following table summarizes information about stock options outstanding as of February 2, 2002 (options in thousands):


                                              Options Outstanding                        Options Exercisable
                            ---------------------------------------------------   -----------------------------------
                                                 Weighted
                                Number            Average            Weighted          Weighted           Weighted
          Range of            Of Options         Remaining           Average            Number            Average
           Exercise           Outstanding       Contractual          Exercise         Exercisable         Exercise
            Price              at 2/2/02           Life               Price            at 2/2/02           Price
         -----------         -------------     -------------       ------------      ------------       -----------

         $1.50-3.00                  1,099               4.4              1.65               105              2.17
         $3.13-4.59                    110               2.5              3.59               107              3.56
         $6.06-7.06                    183               3.4              6.99                66              6.97
         $7.45-8.44                    797               3.7              7.47               297              7.50
         $14.38-24.75                  543               3.9             19.53               318             17.37

         $29.00-48.50                  572               2.6             36.05               393             36.05
                                       ---                                                   ---

                                     3,304               3.7             12.31             1,286             17.89
                                     =====                                                ======


      The Company accounts for its stock option plans under Accounting Principles Board ("APB") Opinion No. 25. Had compensation cost for the Company's 2001, 2000 and 1999 stock option grants been determined in accordance with SFAS No. 123, the Company's net income and net income per common share for Fiscal 2001, Fiscal 2000, and Fiscal 1999 would have approximated the pro forma amounts below:


                                               Fiscal 2001                    Fiscal 2000                  Fiscal 1999
                                       ------------------------------- ---------------------------- -----------------------------
                                            As                             As                            As
                                         Reported       Pro forma       Reported      Pro forma       Reported     Pro forma
                                     --------------- --------------- ------------- -------------- -------------- --------------

      Net income...................      (813,078)       (820,666)     (240,588)      (246,344)      (17,127)          10,747
      Net income per common share:
      - basic......................        (27.65)         (27.91)        (8.19)         (8.38)           .62             .39
      - diluted....................          (a)             (a)           (a)            (a)             .62             .39

(a) Common stock equivalents have not been included because the effect would be anti-dilutive.

      SFAS No. 123 does not apply to stock options granted prior to 1995.


9.    Income Taxes:
      The Company adopted SFAS No. 109 "Accounting for Income Taxes" in conjunction with the adoption of fresh-start reporting in December 1992. SFAS No. 109 requires an asset and liability based approach in accounting for income taxes. Deferred income tax assets and liabilities are recorded to reflect the tax consequences on future years of temporary differences of revenue and expense items for financial statement and income tax purposes. Valuation allowances are provided against assets which are not likely to be realized.

     For Fiscal 2001, the Company recorded an income tax provision of $430.0 million, which includes state income taxes of approximately $0.3 million, of which $0.2 million will be paid in cash, and $429.7 million to fully reserve for all previously recorded deferred tax assets. During this Fiscal year, the Company increased its valuation allowance by $591 million, as discussed below.

      The (benefit) provision for income taxes is comprised of the following:

                                                                          Fiscal           Fiscal            Fiscal
                                                                           2001             2000              1999
      (In millions)                                                        ----             ----              ----

      Federal income tax.............................................     $ ---           $  ---               $ ---
      State income tax...............................................       0.3              1.1                1.2

      Deferred tax (benefit) provision...............................     429.7            (55.9)             (12.7)
      Valuation allowance reduction..................................       ---              ---              (38.1)
                                                                      -------------    -------------     -------------

           Total income tax (benefit) provision......................    $430.0          $ (54.8)            $ (49.6)
                                                                      =============    =============     =============



      Significant components of the Company's deferred tax assets (liabilities)
are as follows:
                                                                                    February 2,             February 3,
                                                                                       2002                    2001
      (In millions)                                                                    ----                    ----

      Fixed assets..............................................................        $13                    $(2)
      Self insurance reserves...................................................         16                      15
      Store closing reserves....................................................         68                      75
      Leases....................................................................          2                       0
      Inventory reserves........................................................          8                       2
      Vacation pay reserve and other...........................................          38                      45
      Net operating loss carryovers.............................................        551                     400
                                                                                   ----------------        ----------------

      Total deferred tax assets (liabilities)...................................        696                     535
      Valuation allowances......................................................       (696)                   (105)
                                                                                   ----------------        ----------------

      Net deferred tax assets...................................................      $ ---                   $ 430
                                                                                   ================        ================


      The Company's provision for income taxes resulted in effective rates that varied from the statutory federal income tax rate as follows:


                                                                      Fiscal 2001           Fiscal 2000        Fiscal 1999
                                                                      -----------           -----------        -----------
      Statutory federal income tax (benefit) rate..................       (35.0%)               (35.0%)            (35.0%)
      State and local taxes, net of federal benefit................        (5.0%)                (5.0%)             (3.7%)
      Goodwill amortization........................................        (0.3%)                (0.4%)               2.3%
      Other........................................................        (1.8%)                  0.7%               0.4%
                                                                  --------------------    ---------------   --------------

      Effective tax rate before valuation allowance reduction.....        (42.1%)               (39.7%)            (36.0%)
      Valuation allowance (reduction) increase....................         154.3%                 21.2%           (122.1%)
                                                                  --------------------    ---------------   --------------

      Total effective tax (benefit) rate..........................         112.2%               (18.5%)           (158.1%)

                                                                  ====================    ===============    ==============

      In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some or all of the deferred taxes will not be realized. The Company has increased its valuation allowance on its deferred tax assets by $591 million during Fiscal 2001. The Company has recorded a full valuation allowance on net deferred tax assets as realization of such assets in future years is uncertain.

      The Company has net operating loss carryovers of approximately $1.3 billion, which are currently available without any annual limitation. These losses will expire between 2007 and 2022. Net operating losses and other tax credits may be subject to an annual limitation if the Company experiences a change in control as defined by Internal Revenue Code Section 382. Additionally, the Company has filed a $20 million refund claim under Section 172(f) of the Internal Revenue Code. The Company has received an adverse Technical Advice Memorandum ("TAM") from the Internal Revenue Service (IRS). The positions set forth in the TAM would have the effect of denying all or virtually all of the refund claim. The Company is presently in discussions with the IRS concerning possible settlement of its claim.

      In addition, Ames has targeted jobs tax credit carryovers of approximately $7 million, which will expire beginning in 2004, and alternative minimum tax credit carryovers of approximately $4 million, which have no expiration period.

      As a result of the acquisition of the common stock of the Hills Stores Company , Ames succeeded to the tax attributes of Hills, including net operating losses of $241 million and general business credits of $11 million. These tax attributes expire between 2001 and 2018. Ames also has succeeded to minimum tax credit carryforwards of $3 million, which do not expire. These tax attributes are significantly limited under Internal Revenue Code Sections 382 and 383, respectively, as a result of the change in control caused by the Hills Acquisition. The resulting deferred tax asset has been reduced accordingly. These tax attributes may be further limited if the Company experiences a change in control as defined by Internal Revenue Code Section 382.

      Ames has substantial potential state net operating loss carryovers. The utilizable amounts of such state operating losses have not been quantified because of the uncertainty related to the mix of future profits in specific states.

       Hills filed a claim for a refund of federal taxes for the subsequent years. The refund, which is pending from the IRS, is approximately $7.0 million before interest. If the Company receives this refund, there will be a corresponding adjustment to goodwill recorded in connection with the Hills acquisition.


10.   Benefit and Compensation Plans:

Retirement and Savings Plans
      Ames has defined contribution retirement and savings plans that are qualified under Sections 401(a) and 401(k) of the Internal Revenue Code of 1986, as amended, for employees who are classified as full-time and have at least sixty days of service, or who are part-time and have one year of service, and have completed at least one thousand hours of service in a twelve month period. For each participant's contribution (up to a maximum of 5% of such participant's total compensation), the Company contributes to the Retirement and Savings Plan an amount equal to 50% of the first 5% contributed. Ames funds all administrative costs incurred by the plans. Ames's expense associated with this plan amounted to approximately $4.7 million, $5.2 million, and $6.0 million, in 2001, 2000, and 1999, respectively.


Annual Incentive Compensation Plan

      The Company has an Annual Incentive Compensation Plan (the "Annual Bonus Plan") that is subject to annual review by the Board of Directors. The Annual Bonus Plan provides annual cash bonuses based on the achievement of the Company's financial goals for the year (and customer service goals for store and field management). There are approximately 1,700 members of management eligible under the plan. Bonus expense recorded under the plan was $3.0 million, $8.8 million and $9.4 million for Fiscal 2001, Fiscal 2000 and 1999, respectively.


Restricted Stock Awards

1995 Long Term Incentive Plan

      Pursuant to the Company's 1995 Long Term Incentive Plan (the "1995 Incentive Plan"), the Company may make awards of an aggregate amount of up to 500,000 shares of Common Stock and cash payment in an amount up to 50% of the fair market value (as defined in the 1995 Incentive Plan) of the Common Stock awarded, determined as of and paid on the vesting date.

      As of February 2, 2002, awards aggregating to 355,000 shares of Common Stock had been made to certain executives of the Company, all of which had vested.


1998 Incentive Plan

      Pursuant to the Company's 1998 Management Stock Incentive Plan (the "1998 Incentive Plan"), awards aggregating 45,000, 10,000 and 30,000 shares of Common Stock were made to certain executives during Fiscal 1999, 2000 and 2001, respectively. As of February 2, 2002, awards with respect to 220,000 shares of Common Stock, net of forfeitures, remained issued. Fifty percent (50%) of the awards with respect to 210,000 shares of Common Stock vest on the fourth anniversary from the date of grant and 50% on the fifth anniversary. The remaining awards with respect to 10,000 shares of Common Stock vest three years from the date of grant.

      A portion of the estimated market value of the awards, including the cash, has been accrued as compensation expense as of February 3, 2001. The Company recorded as compensation expense for the 1995 Incentive Plan and the 1998 Incentive Plan $0.3 million, $1.2 million and $1.3 million during Fiscal 2001, 2000 and 1999, respectively.


Loans to Officers

      The Company has provided loans to certain officers of the Company. These loans bear interest at rates ranging from 4.96% to 6.13 % and are due five years from the date of origination.


Hills Post Retirement Benefits

      In connection with the acquisition of Hills, Ames assumed the obligations for a post retirement medical plan. The plan was subsequently curtailed and the cost associated with the remaining closed group of retirees is not significant.

11.       Commitments and Contingencies:

      On August 20, 2001, the Debtors filed their voluntary petitions for reorganiztion under Chapter 11 of the Bankruptcy Code with the United States Bankruptcy Court for the Southern District of New York, Case Nos. 01-42214 though 01-42221 (REG). All civil litigation commenced against the Debtors prior to that date has been stayed pursuant to the Bankruptcy Code. The Company may agree from time to time to proceed with the resolution of the certain litigation or the Court may allow certain litigation to proceed. Any judgments against the Company, however, will result in claims that ultimately may be paid only pursuant to a confirmed plan of reorganization.

Other Matters

      Ames is party to various claims and legal proceedings covering a wide range of matters that arise in the ordinary course of its business. All matters which arose prior to August 20, 2001 are subject to the automatic stay.

12.     Supplemental Cash Flow Information:

                                                                           Fiscal           Fiscal           Fiscal
                                                                            2001             2000             1999
      (000's omitted)                                                  -------------    -------------     ------------

      Cash paid for interest and income taxes were as follows:
         Interest......................................................     $67,839          $81,726          $51,485
         Income taxes..................................................         162           $1,834           $3,646
      Ames entered into other non-cash investing and financing activities as follows:
         New capital lease obligations..............................         $4,514           $4,478          $14,942
         Issuance of Common Stock under the 1998 Incentive Plan, net......      ---              ---               $1

       Inventory increased $28.3 million in Fiscal 1999 when a purchase accounting valuation adjustment related to the Hills acquisition was deemed to be no longer necessary and was eliminated, resulting in a corresponding reduction of goodwill. This increase in inventory is properly not reflected as a use of cash in the Consolidated Statement of Cash Flows.

13.   Fair Values of Financial Instruments:

      The Company's financial instruments as of February 2, 2002 and February 3, 2001 were cash, cash equivalents, and debt. For cash and cash equivalents, the carrying amounts reported in the Consolidated Balance Sheets approximated fair values. For obligations, the fair values were estimated using a discounted cash flow analysis (based upon the Company's incremental borrowing rates for similar types of borrowing arrangements).

      The carrying amounts and fair values of the Company's financial instruments at February 2, 2002 and February 3, 2001 were as follows:

                                                               Fiscal 2001                      Fiscal 2000
                                                       ------------------------------    -----------------------------
                                                        Carrying           Fair           Carrying          Fair
                                                         Amount            Value           Amount           Value
                                                       --------------    ------------    -------------    ------------
      (000's omitted)

      Cash and cash equivalents......................      $29,105         $29,105          $49,761         $49,761
      Debt:
         Secured debt...............................       342,128         342,128          361,794         361,794
         Unsecured debt..............................      244,147           2,441          244,263          96,377



14.   Store Closing Charges:
Fiscal 2001

      On August 16, 2001 the Company announced that it would close 47 store locations. The stores began liquidation sales immediately and closed in October 2001. In connection with these closings, the Company recorded a $75.9 million charge in the third quarter. The Company also recorded a $13.3 million charge to cost of merchandise sold for the impairment of inventory value in these stores.

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

      On November 14, 2001 the Company announced that it would close 16 store locations. The stores began liquidation sales immediately and closed in January, 2002. On November 27, 2001 the Company announced that it would close its distribution center in Columbus, Ohio. The distribution center closed in February of 2002. The Company recorded a charge in November of 2001 of $53 million related to these closings. The Company also recorded a $6.2 million charge to cost of merchandise sold for the impairment of inventory value in these stores.

      On December 5, 2001 the Company announced that it would close 54 store locations. The stores began liquidation sales in December, 2001 and closed in March, 2002. The company recorded a charge in December, 2001 of $85.8 million related to these closings. A charge of $14.2 million for inventory impairment in the 54 closing stores is included in the cost of merchandise sold.

Fiscal 2000

      In the fourth quarter of Fiscal 2000, the Company recorded charges of $139.3 million in connection with the closing of thirty-two stores, including a $9.5 million inventory impairment charge classified as part of cost of merchandise sold. The Company closed the stores during the first quarter of 2001, which resulted in a workforce reduction of approximately 2,000 employees.


      The following items represent the major components of the total charges recorded in Fiscal 2001 and Fiscal 2000 in connection with store closings. The Company did not record any charges in connection with the closing of stores in Fiscal 1999.

                                                                          Fiscal 2001        Fiscal 2000
                                                                          -----------        -----------
     (000's omitted)

      Lease rejection costs/Lease costs...................                    $ 70,728           $ 88,815
      Net fixed asset write-down..........................                     131,731             29,307
      Other occupancy costs...............................                       4,327              9,101
      Severance costs.....................................                       7,946              2,583
         Reduction in Store Closing Reserve                                   (100,000)               ---
                                                                        ----------------    ---------------
      Subtotal Store closing charge.......................                     114,732            129,806
      Inventory write-down................................                      33,666              9,453
                                                                        ----------------    ---------------

      Total charges.......................................                    $148,398           $139,259
                                                                        ================    ===============

      The lease and other occupancy costs provided for in the store closing charge include all projected occupancy costs from date of closing until estimated lease disposition date.

      The Company paid approximately $6.8 million, $5.9 million and $9.5 million in Fiscal 2001, 2000 and 1999, respectively, primarily for lease costs related to previously closed stores.


15.   Leased Department and Other Income:
      The following is a summary of the major components of "Leased department and other income":


                                                                          Fiscal            Fiscal            Fiscal
      (In thousands)                                                       2001              2000             1999
                                                                      --------------    --------------    -------------

      Leased department income.....................................         $26,903           $27,490          $25,378
      Concession and vending income...............................            1,955             2,046            1,991
      Layaway service fees..........................................          4,844             4,193            3,736
      Gain on sale of assets, net....................................           359             3,953            2,479
      Various other..................................................         3,790             8,731            8,106
                                                                        --------------    --------------    -------------

                                                                            $37,851           $46,413          $41,690
                                                                        ==============    ==============    =============

16.   Quarterly Financial Data (Unaudited):

      Summarized, unaudited, quarterly financial data for the last two fiscal years are shown below.

                                                     First          Second         Third             Fourth
(In thousands, except per share data)              --------        --------       --------          --------

Fiscal 2001:
    Net sales...................................   $793,687       $806,014       $676,892           $977,383
    Gross margin................................    227,731        224,550        141,393            221,758
    Net loss....................................    (27,732)      (276,427)      (336,176)          (172,743)(b)
    Net loss per share - basic..................       (.94)         (9.40)        (11.43)             (5.87)
                         diluted................         (a)            (a)            (a)                (a)

Fiscal 2000:
    Net sales...................................  $ 830,657      $ 872,034      $ 920,321         $1,330,573
    Gross margin................................    227,733        241,153        230,559            321,889
    Loss before cumulative effect adjustment and
    and extraordinary item......................   (29,085)        (22,111)       (37,236)          (145,192)
    Loss per share before cumulative
    effect adjustment and extraordinary item....       (.99)          (.75)         (1.27)             (4.94)
    Net loss....................................    (29,085)       (22,111)       (37,236)          (152,156)
    Net (loss per share - basic.................       (.99)         (0.75)         (1.27)             (5.18)
                          diluted...............         (a)            (a)            (a)                (a)

---------------------------------
    (a) Common stock equivalents have not been included because the effect would be anti-dilutive.

    (b) Includes store closing charges of $138.8 million and $20.4 million charged to cost of merchandise sold for the impairment of inventory reserves.





                                                                                                                      SCHEDULE II

                                       AMES DEPARTMENT STORES, INC. AND SUBSIDIARIES
                                            VALUATION AND QUALIFYING ACCOUNTS
                                                     (In Thousands)


                           Balance at         Charged to                                                              Balance at
                           Beginning           Cost and                                                                 End of
Description                of Period            Expense              Reclassifications          Deductions              Period
-----------             ---------------    ----------------       -----------------------     --------------        --------------

Fiscal 2001:

Store Closing Reserve         $179,365            $114,732 (a)         $(108,438) (d)            $(122,731)              $62,928

Deferred Tax Asset
Valuation Allowance           $105,252            $591,513 (g)                                                          $696,765

Fiscal 2000:

Store Closing Reserve          $55,468            $129,806                    ---                  ($5,909)             $179,365

Deferred Tax Asset
Valuation Allowance            $41,482                                    $63,770 (f)                                   $105,252

Fiscal 1999:

Store Closing Reserve          $59,768                 ---                 $5,170 (b)              ($9,470)              $55,468 (c)

Deferred Tax Asset
Valuation Allowance           $301,547                                                           ($260,065) (e)          $41,482
-------------------------

(a) Net of a reduction of $100 million for many of the real estate leases for the stores closed prior to Chapter 11 filing. The Company's estimate for the rejection claim associated with these leases was well below the amounts previously reserved for these lease obligations. Accordingly, the Company recorded the reduction to its closed store reserve and the expense charge to the income statement.
(b) Represents an adjustment to the fair market value of assumed Hills store closing liabilities recorded in connection with the finalization of the Hills acquisition accounting and reclassification of other liabilities associated with closed stores.
(c) The majority of this reserve relates to ongoing property lease commitments for stores closed through Fiscal 1999.
(d) Represents a transfer of $108.4 million to the liabilities subject to compromise category, representing the estimated lease rejection cost associated with closed stores.
(e) The Company reduced its valuation allowance on its deferred tax assets during Fiscal 1999, which reflects the Company's expectation of utilization of net operating loss carryforwards and other deferred tax assets in the foreseeable future after considering adjustments for potential contingencies.
(f) The Company has increased its valuation allowance on its deferred tax assets during Fiscal 2000. The valuation allowance reduced the deferred tax asset to an amount, which the Company believes, more likely than not, that it will realize based on the Company's estimated future earnings.
(g) The Company has increased its valuation allowance on its deferred tax assets during Fiscal 2001. The Company has recorded a full valuation allowance on its deferred tax assets as realization of such assets in future years is uncertain.



                                                E X H I B I T I N D E X
                                                                                                      Cross-reference
Exhibit                                                                                                Or page number
Number                                               Exhibit                                            In Form 10-K
---------------    ------------------------------------------------------------------------------    ---------------------

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



                                                E X H I B I T I N D E X

                                                                                                      Cross-reference
Exhibit                                                                                               Or page number
Number                                              Exhibit                                            In Form 10-K
---------------    -----------------------------------------------------------------------------    ----------------------

4.3             Rights  Agreement,  dated as of November 30, 1994,  between
                Ames Department  Stores,Inc. and Chemical Bank, as Rights Agent
                (incorporated herein by reference to Exhibit 4 of the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended October 29, 1994).

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

10.1            Retirement and Savings Plan as restated  December 27, 1984, and
                Amendment No. 1(incorporated herein by reference to Exhibit 10(n) of the Registrant's Annual Report on Form 10-K for the fiscal year ended January 26, 1985).

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

10.4 1994 Non-Employee Directors Stock Option Plan (incorporated by reference to the Registrant's definitive Proxy statement filed with the Commission on April 10,1995).

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

10.7            Second Amended and Restated Credit Agreement, dated
                December 31, 1998, among certain financial institutions, as Lenders, BankAmerica Business Credit, as the Administrative
                Agent, and Ames FS, Inc., Ames Merchandising Corporation, and
                Hills Department Store Company,(incorporated herein by reference to Exhibit 10(k) of the Registrant's Report on Form 8-K filed with the Commission on January 15,1999).





                                                E X H I B I T  I N D E X


                                                                                                      Cross-reference
Exhibit                                                                                               Or page number
Number                                              Exhibit                                            In Form 10-K
---------------    -----------------------------------------------------------------------------    ----------------------

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

10.12           Senior Secured Financing Agreement dated March 2, 2001, between
                Ames Department Stores, Inc. and GE Capital (incorporated herein by reference to Exhibit 10 on Form 8-K filed with the Commission on March 12, 2001).

10.13           Debtor-In-Possession Credit Agreement, dated as of August 20,
                2001, among Ames Merchandising Corporation, as borrower, the other credit parties signatory thereto, as lenders and General
                Electric Capital Corporation, as agent and lender (incorporated herein by reference to Exhibit 10.13 of the Registrants report on Form 10-Q filed with the Commission on September 24, 2001.)

10.14           Credit Agreement, dated as of August 20, 2001, among Ames Realty
                II, Inc., a Debtor-In-Possession under Chapter 11 of the
                Bankruptcy Code, as borrower, the other credit parties signatory thereto, each a debtor and a Debtor-In-Possession under Chapter
                11 of the Bankruptcy Code, as credit parties, the lenders signatory thereto from time to time, as lenders and Kimco
                Funding, LLC, as agent and lender (incorporated herein by reference to Exhibit 10.14 of the Registrants report on Form
                10-Q filed with the Commission on September 24, 2001.)

10.15           First Amendment, dated September 21, 2001, to the Debtor In                       page 52
                Possession credit agreement dated as of August 20, 2001 among
                Ames Merchandising Corporation as Borrower, the other credit parties signatory thereto, as lenders and General Electric
                Capital Corporation as Agent and Lender

10.16           Second Amendment, dated September 27, 2001, to the Debtor In                      page 57
                Possession credit agreement dated as of August 20, 2001 among
                Ames Merchandising Corporation as Borrower, the other credit parties signatory thereto, as lenders and General Electric
                Capital Corporation as Agent and Lender

10.17           Third Amendment, dated October 31, 2001, to the Debtor In                         page 66
                Possession credit agreement dated as of August 20, 2001 among
                Ames Merchandising Corporation as Borrower, the other credit parties signatory thereto, as lenders and General Electric
                Capital Corporation as Agent and Lender

10.18           Fourth Amendment, dated February 1, 2002, to the Debtor In                        page 83
                Possession credit agreement dated as of August 20, 2001 among
                Ames Merchandising Corporation as Borrower, the other credit parties signatory thereto, as lenders and General Electric
                Capital Corporation as Agent and Lender

10.19           Fifth Amendment, dated April 4, 2002, to the Debtor In                            page 97
                Possession credit agreement dated as of August 20, 2001 among
                Ames Merchandising Corporation as Borrower, the other credit parties signatory thereto, as lenders and General Electric
                Capital Corporation as Agent and Lender

10.20           Agency Agreement dated as of August 15, 2001, between The Nassi                   page 118
                Group, LLC, and Ames Merchandising Corporation.

10.21           Agency Agreement dated as of November 12, 2001, between The                       page 124
                Nassi Group, LLC, and Ames Merchandising Corporation.

10.22           Agency Agreement dated as of December 4, 2001, between The Nassi                  page 128
                Group, LLC, and Ames Merchandising Corporation.

11              Schedule of computation of basic and diluted net earnings per                     page 132
                share.

12              Ratio of Earnings to Fixed Charges                                                page 133

21              Subsidiaries of the Registrant                                                    page 134

99.1            Letter to the Commission pursuant to Temporary Note 3T                            page 135



                                                                EXHIBIT 10.15

               AMENDMENT TO DEBTOR-IN-POSSESSION CREDIT AGREEMENT

     This Amendment to Debtor-In-Possession Credit Agreement, dated as of September 21, 2001 (this "Amendment"), is entered into by and among Ames Merchandising Corporation, a Delaware corporation, as debtor and debtor-in-possession, Ames Department Stores, Inc., a Delaware corporation, as debtor and debtor-in-possession, Ames Realty II, Inc., a Delaware corporation, as debtor and debtor-in-possession, Ames Transportation Systems, Inc., a Delaware corporation, as debtor and debtor-in-possession, Amesplace.com, Inc., a Delaware corporation, as debtor and debtor-in-possession, General Electric Capital Corporation, as a Lender and as Agent for Lenders, and the other Lenders.

                                    RECITALS

        A. Borrower, the other Credit Parties, Agent and Lenders are parties to that certain Debtor-In-Possession Credit Agreement, dated as of August 20, 2001 (as from time to time amended, restated, supplemented or otherwise modified and in effect, the "Credit Agreement"), pursuant to which Lenders have made and will hereafter make loans, advances and other extensions of credit to Borrower.

        B. Borrower, the other Credit Parties, Agent and Lenders wish to amend the Credit Agreement as and to the extent set forth herein and pursuant to the terms and conditions set forth in this Amendment.

        C. This Amendment shall constitute a Loan Document and these Recitals shall be construed as part of this Amendment. Capitalized terms used herein without definition are so used as defined in the Credit Agreement and Annex A thereto.

              NOW, THEREFORE, in consideration of the premises and the mutual covenants hereinafter contained and other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, the parties hereto agree as follows:

1.      Amendments.  The Credit Agreement is hereby amended as follows:
        ----------

        1.1. Section 1.5(e) of the Credit Agreement is amended by deleting existing clause (i) from the penultimate sentence thereof and replacing it with the following: "(i) 20 days after the Final Order Date or".

        1.2. Section 2.3 of the Credit Agreement is amended by deleting such section and the heading preceding it and replacing them with the following:"

        "2.3 Further Condition to Loans Made after September 26, 2001. No Lender shall be obligated to fund any Advance, convert or continue any Loan as a LIBOR Loan or incur any Letter of Credit Obligation after September 26, 2001, unless
(i) the Final Order shall have been entered by the Bankruptcy Court upon an application or motion of Borrower reasonably satisfactory in form and substance to Agent and on such prior notice to such parties as may in each case be reasonably satisfactory to Agent, (ii) the Final Order shall be in full force and effect and (iii) the Final Order shall not have been reversed, stayed, modified or amended."

        1.3. Section 5.13(a) of the Credit Agreement is amended by deleting the words "prior to the entry of the Final Order" and replacing them with the words "on or prior to October 1, 2001".

        1.4. Annex A (Definitions) to the Credit Agreement is amended by deleting from clause (e) of the definition of "Commitment Termination Date" the words "the date that is 30 days after the Petition Date" and replacing them with the words "September 26, 2001."

2. Reference to and Effect Upon the Credit Agreement, the Interim Order and other Loan Documents.
   -----------------------------------------------------------------------------

        2.1. Agent and Lenders hereby agree that the 30-day deadline for the entry of the Final Order set forth in decretal paragraph "21" of the Interim Order (as entered by the Bankruptcy Court on August 20, 2001) shall be extended until 5:00 p.m. (New York time) on September 26, 2001 and the non-entry of the Final Order on or before 30 days after the Petition Date shall not constitute an Event of Default. Borrower, the other Credit Parties, Agent and Lenders hereby agree that the failure of the Bankruptcy Court to enter a Final Order in form and substance satisfactory to Agent on or before 5:00 p.m. (New York time) on September 26, 2001 shall constitute an Event of Default.

        2.2. The Credit Agreement, the Notes and each other Loan Document shall remain in full force and effect and each is hereby ratified and confirmed by Borrower and the other Credit Parties. Without limiting the foregoing, the Liens granted pursuant to the Collateral Documents and the Interim Order shall continue in full force and effect and the guaranties of Parent and the Credit Parties other than Borrower shall continue in full force and effect.

        2.3. The execution, delivery and effect of this Amendment shall be limited precisely as written and shall not be deemed to (a) be a consent to any waiver of any term or condition, or to any amendment or modification of any term or condition (except for the specific amendments provided in Section 1 above), of the Credit Agreement or any other Loan Document or (b) prejudice any right, power or remedy which the Agent or any Lender now has or may have in the future under or in connection with the Credit Agreement, the Notes or any other Loan Document.

        2.4. Each reference in the Credit Agreement to "this Agreement", "hereunder", "hereof", "herein" or any other word or words of similar import shall mean and be a reference to the Credit Agreement as amended hereby, and each reference in any other Loan Document to the Credit Agreement or any word or words of similar import shall be and mean a reference to the Credit Agreement as amended hereby.

     3. Counterparts. This Amendment may be executed in any number of counterparts, each of which when so executed shall be deemed an original but all such counterparts shall constitute one and the same instrument. A counterpart signature page delivered by fax transmission shall be as effective as delivery of an originally executed counterpart.

4. Costs and Expenses. As provided in Section 11.3 of the Credit Agreement, Borrower shall pay the fees, costs and expenses incurred by Agent in connection with the preparation, execution and delivery of this Amendment (including, without limitation, reasonable attorneys' fees).

     5. GOVERNING LAW. THIS AMENDMENT SHALL BE GOVERNED BY AND CONSTRUED AND ENFORCED IN ACCORDANCE WITH THE INTERNAL LAWS (AS OPPOSED TO CONFLICTS OF LAW PROVISIONS) OF THE STATE OF NEW YORK.

     6. Headings. Section headings in this Amendment are included herein for convenience of reference only and shall not constitute a part of this Amendment for any other purpose.

                                                    [SIGNATURE PAGES FOLLOW]

               IN WITNESS WHEREOF, this Amendment has been duly executed as of the date first written above.

                                                 AMES MERCHANDISING CORPORATION




              The following Persons are signatories to this Amendment in their capacity as Credit Parties and not as the Borrower.

                                                    AMES DEPARTMENT STORES, INC.





                                                            AMES REALTY II, INC.




                                               AMES TRANSPORTATION SYSTEMS, INC.





                                                             AMESPLACE.COM, INC.

                                                       GENERAL ELECTRIC CAPITAL
                                               CORPORATION, as Agent and Lender

                                                  FOOTHILL CAPITAL CORPORATION,
                                                                    as Lender


                                      FOOTHILL INCOME TRUST II, L.P., as Lender

                     SPECIAL SITUATIONS INVESTING GROUP, INC., L.P.,  as Lender

                                                                  EXHIBIT 10.16

            AMENDMENT NO. 2 TO DEBTOR-IN-POSSESSION CREDIT AGREEMENT

This Amendment No. 2 to Debtor-In-Possession Credit Agreement, dated as of September 27, 2001 (this "Amendment"), is entered into by and among Ames Merchandising Corporation, a Delaware corporation, as debtor and debtor-in-possession, Ames Department Stores, Inc., a Delaware corporation, as debtor and debtor-in-possession, Ames Realty II, Inc., a Delaware corporation, as debtor and debtor-in-possession, Ames Transportation Systems, Inc., a Delaware corporation, as debtor and debtor-in-possession, Amesplace.com, Inc., a Delaware corporation, as debtor and debtor-in-possession, General Electric Capital Corporation, as a Lender and as Agent for Lenders, and the other Lenders.
                                    RECITALS

        A. Borrower, the other Credit Parties, Agent and Lenders are parties to that certain Debtor-In-Possession Credit Agreement, dated as of August 20, 2001 (as amended to the date hereof and as from time to time hereafter further amended, restated, supplemented or otherwise modified and in effect, the "Credit Agreement"), pursuant to which Lenders have made and will hereafter make loans, advances and other extensions of credit to Borrower.

        B. Borrower, the other Credit Parties, Agent and Lenders wish to amend the Credit Agreement as and to the extent set forth herein and pursuant to the terms and conditions set forth in this Amendment.

        C. This Amendment shall constitute a Loan Document and these Recitals shall be construed as part of this Amendment. Capitalized terms used herein without definition are so used as defined in the Credit Agreement and Annex A thereto.

              NOW, THEREFORE, in consideration of the premises and the mutual covenants herein contained and other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, the parties hereto agree as follows:

1.      Amendments.  The Credit Agreement is amended as follows:
        ----------

        1.1. Clause (ii) of Section 6.8(c) of the Credit Agreement is amended by deleting the number "40" and replacing it with the number "80".

        1.2. Section 6.23 of the Credit Agreement is amended by inserting before the period at the end thereof the following words:

        "; provided, however, that if an order is entered in the Chapter 11 Cases approving a reclamation program on terms and conditions reasonably acceptable to Agent, in its reasonable discretion, then, notwithstanding the foregoing, (A) the Credit Parties may, in the aggregate, make payments pursuant to such reclamation program of up to the lesser of (i) $6,000,000 and (ii) the aggregate amount of payments permitted to be made by the Credit Parties under the order approving the reclamation program and (B) Agent shall establish a Reserve against the Revolver Borrowing Base and the Term Borrowing Base in an amount equal to the lesser of (i) $6,000,000 and (ii) the aggregate amount of payments permitted to be made by the Credit Parties under the order approving the reclamation program, provided, however, that, notwithstanding the foregoing, no such payment shall be made if any Default or Event of Default has occurred and is continuing or would result from the making of any such payment or the establishment of any such Reserve".

        1.3. Section 8.1(j) of the Credit Agreement is amended by inserting after the words "Any event occurs" and before the words ", whether or not insured or insurable," the words "other than a store closing or store closings effected in compliance with the provisions set forth in Section 6.8(c),".

        1.4. Section 8.1(w) of the Credit Agreement is amended by inserting after the words "the claim or Lien of Agent or any Lender" and before the words "to a claim in excess of $1,000,000 and," the words "under or otherwise based upon this Agreement, any other Loan Document, the Interim Order or the Final Order".

        1.5. Annex A (Definitions) to the Credit Agreement is amended by inserting in the definition of "EBITDA" before the period at the end of the first sentence thereof, the following as a new clause (e): ", plus (e) for the Fiscal Year ending February 2, 2002 only, an amount not to exceed $110,000,000 in respect of non-recurring restructuring charges and incremental inventory mark-downs".

        1.6. Annex A (Definitions) to the Credit Agreement is amended by inserting in the proper alphabetical order the following new defined term:

        "EBITDAR" means EBITDA plus Lease Expenses."

        1.7. Annex G (Financial Covenants) to the Credit Agreement is deleted in its entirety and replaced with the new Annex G (Financial Covenants) attached hereto.

2.   Reference to and Effect Upon the Credit Agreement and other Loan Documents.
    ---------------------------------------------------------------------------

        2.1. The Credit Agreement, the Notes and each other Loan Document shall remain in full force and effect and each is hereby ratified and confirmed by Borrower and the other Credit Parties. Without limiting the foregoing, the Liens granted pursuant to the Collateral Documents, the Interim Order and the Final Order shall continue in full force and effect and the guaranties of Parent and the Credit Parties other than Borrower shall continue in full force and effect.

        2.2. The execution, delivery and effect of this Amendment shall be limited precisely as written and shall not be deemed to (a) be a consent to any waiver of any term or condition, or to any amendment or modification of any term or condition (except for the specific amendments provided in Section 1 above), of the Credit Agreement or any other Loan Document or (b) prejudice any right, power or remedy which the Agent or any Lender now has or may have in the future under or in connection with the Credit Agreement, the Notes or any other Loan Document.

        2.3. Each reference in the Credit Agreement to "this Agreement", "hereunder", "hereof", "herein" or any other word or words of similar import shall mean and be a reference to the Credit Agreement as amended hereby, and each reference in any other Loan Document to the Credit Agreement or any word or words of similar import shall be and mean a reference to the Credit Agreement as amended hereby.

     3. Counterparts. This Amendment may be executed in any number of counterparts, each of which when so executed shall be deemed an original but all such counterparts shall constitute one and the same instrument. A counterpart signature page delivered by fax transmission shall be as effective as delivery of an originally executed counterpart.

4. Costs and Expenses. As provided in Section 11.3 of the Credit Agreement, Borrower shall pay the fees, costs and expenses incurred by Agent in connection with the preparation, execution and delivery of this Amendment (including, without limitation, reasonable attorneys' fees).

5. GOVERNING LAW. THIS AMENDMENT SHALL BE GOVERNED BY AND CONSTRUED AND ENFORCED IN ACCORDANCE WITH THE INTERNAL LAWS (AS
        OPPOSED TO CONFLICTS OF LAW PROVISIONS) OF THE STATE OF NEW YORK.

6. Headings. Section headings in this Amendment are included herein for convenience of reference only and shall not constitute a part of this Amendment for any other purpose.

                                                    [SIGNATURE PAGES FOLLOW]

         IN WITNESS WHEREOF, this Amendment has been duly executed as of the date first written above.

                                                 AMES MERCHANDISING CORPORATION



        The following Persons are signatories to this Amendment in their capacity as Credit Parties and not as the Borrower.

                                                    AMES DEPARTMENT STORES, INC.




                                                            AMES REALTY II, INC.




                                               AMES TRANSPORTATION SYSTEMS, INC.




                                                             AMESPLACE.COM, INC.

                                                       GENERAL ELECTRIC CAPITAL
                                               CORPORATION, as Agent and Lender

                                                   FOOTHILL CAPITAL CORPORATION,
                                                                     as Lender


                                      FOOTHILL INCOME TRUST II, L.P., as Lender

                     SPECIAL SITUATIONS INVESTING GROUP, INC., L.P.,  as Lender

                             ANNEX G (Section 6.10)
                                       to
                                CREDIT AGREEMENT

                               FINANCIAL COVENANTS

        Borrower shall not breach or fail to comply with any of the following financial covenants, each of which shall be calculated in accordance with GAAP consistently applied:

        (a) Minimum Revolver Borrowing Availability. Borrower shall at all times
(1) during the period from December 15 through March 15, inclusive, of each year, maintain a Revolver Borrowing Availability of at least $75,000,000 and (2) during the period from March 16 through December 14, inclusive, of each year, maintain a Revolver Borrowing Availability of at least $25,000,000.


        (b) Minimum Fixed Charge Coverage Ratio. The Credit Parties shall have on a consolidated basis at the end of each Fiscal Month set forth below, a Fixed Charge Coverage Ratio for the 12-month period then ended of not less than the following:
              0.44 for the Fiscal Month ending on October 6, 2001; 0.37 for the Fiscal Month ending on November 3, 2001; 0.37 for the Fiscal Month ending on December 1, 2001; 0.33 for the Fiscal Month ending on January 5, 2002; 0.37 for the Fiscal Month ending on February 2, 2002; 0.38 for the Fiscal Month ending on March 2, 2002; 0.39 for the Fiscal Month ending on April 6, 2002; 0.38 for the Fiscal Month ending on May 4, 2002; 0.38 for the Fiscal Month ending on June 1, 2002; 0.39 for the Fiscal Month ending on July 6, 2002;
              0.40 for the Fiscal Month ending on August 3, 2002; 0.44 for the Fiscal Month ending on August 31, 2002; 0.44 for the Fiscal Month ending on October 5, 2002; 0.53 for the Fiscal Month ending on November 2, 2002; 0.53 for the Fiscal Month ending on November 30, 2002; 0.54 for the Fiscal Month ending on January 4, 2003; 0.55 for the Fiscal Month ending on February 1, 2003 and each Fiscal Month thereafter.


        (c) Minimum EBITDAR. The Credit Parties shall have on a consolidated basis at the end of each period set forth below, EBITDAR for the period then ended of not less than the following:

              $2,000,000 for the Fiscal Month ending on March 2, 2002; $7,000,000 for the period of 2 Fiscal Months ending on April 6, 2002; $27,959,900 for the period of 3 Fiscal Months ending on May 4, 2002; $40,785,550 for the period of 3 Fiscal Months ending on June 1, 2002; $50,832,550 for the period of 3 Fiscal Months ending on July 6, 2002; $32,357,800 for the period of 3 Fiscal Months ending on August 3, 2002; $8,000,000 for the period of 3 Fiscal Months ending on August 31, 2002; ($21,000,000) for the period of 3 Fiscal Months ending on October 5, 2002.


        (d) Minimum Inventory. Borrower shall have at the end of each Fiscal Month set forth below, total Inventory with a book value, valued at the lower of cost (determined on a first-in, first-out basis) or market (as stated on Borrower's monthly balance sheet delivered pursuant to paragraph (a) of Annex
E), of not less than the following:

              $578,660,000 for the Fiscal Month ending on October 6, 2001; $677,677,000 for the Fiscal Month ending on November 3, 2001; $682,028,000 for the Fiscal Month ending on December 1, 2001; $463,040,000 for the Fiscal Month ending on January 5, 2002; $549,352,000 for the Fiscal Month ending on February 2, 2002; $595,951,000 for the Fiscal Month ending on March 2, 2002; $619,174,000 for the Fiscal Month ending on April 6, 2002; $631,605,000 for the Fiscal Month ending on May 4, 2002; $632,498,000 for the Fiscal Month ending on June 1, 2002; $585,602,000 for the Fiscal Month ending on July 6, 2002; $584,560,000 for the Fiscal Month ending on August 3, 2002; $628,553,000 for the Fiscal Month ending on August 31, 2002; $702,991,000 for the Fiscal Month ending on October 5, 2002; $739,316,000 for the Fiscal Month ending on November 2, 2002; $720,335,000 for the Fiscal Month ending on November 30, 2002; $496,947,000 for the Fiscal Month ending on January 4, 2003; $585,156,000 for the Fiscal Month ending on February 1, 2003; $595,951,000 for the Fiscal Month ending on March 1, 2003; $619,174,000 for the Fiscal Month ending on April 5, 2003; $631,605,000 for the Fiscal Month ending on May 3, 2003; $632,498,000 for the Fiscal Month ending on May 31, 2003; $585,602,000 for the Fiscal Month ending on July 5, 2003; $584,560,000 for the Fiscal Month ending on August 2, 2003; $628,553,000 for the Fiscal Month ending on August 30, 2003;

provided, that for each store closed pursuant to clause (ii) of Section 6.8(c), each of the minimum Inventory amounts set forth above for each Fiscal Month after such store closing shall be decreased by $1,500,000.


        (e) Minimum Trade Payables to Inventory. Borrower shall have at the end of each Fiscal Month set forth below, total trade payables (as stated on Borrower's monthly balance sheet delivered pursuant to paragraph (a) of Annex
E), as a percentage of total Inventory, valued at the lower of cost (determined on a first-in, first-out basis) or market (as stated on Borrower's monthly balance sheet delivered pursuant to paragraph (a) of Annex E) of not less than the following:

              10.3% for the Fiscal Month ending on October 6, 2001; 7.5% for the Fiscal Month ending on November 3, 2001; 8.3% for the Fiscal Month ending on December 1, 2001; 6.1% for the Fiscal Month ending on January 5, 2002;. 7.4% for the Fiscal Month ending on February 2, 2002; 10.4% for the Fiscal Month ending on March 2, 2002; 7.4% for the Fiscal Month ending on April 6, 2002; 6.6% for the Fiscal Month ending on May 4, 2002; 8.4% for the Fiscal Month ending on June 1, 2002; 7.0% for the Fiscal Month ending on July 6, 2002; 8.5% for the Fiscal Month ending on August 3, 2002; 13.3% for the Fiscal Month ending on August 31, 2002; 12.9% for the Fiscal Month ending on October 5, 2002; 13.7% for the Fiscal Month ending on November 2, 2002; 13.4% for the Fiscal Month ending on November 30, 2002; 9.6% for the Fiscal Month ending on January 4, 2003; 17.9% for the Fiscal Month ending on February 1, 2003; 10.4% for the Fiscal Month ending on March 1, 2003; 7.4% for the Fiscal Month ending on April 5, 2003; 6.6% for the Fiscal Month ending on May 3, 2003; 8.4% for the Fiscal Month ending on May 31, 2003; 7.0% for the Fiscal Month ending on July 5, 2003; 8.5% for the Fiscal Month ending on August 2, 2003; 13.3% for the Fiscal Month ending on August 30, 2003.


        (f) Minimum Trade Payables. Borrower shall have at the end of each Fiscal Month set forth below, total trade payables (as stated on Borrower's monthly balance sheet delivered pursuant to paragraph (a) of Annex E), of not less than the following:

              $66,000,000 for the Fiscal Month ending on October 6, 2001; $60,000,000 for the Fiscal Month ending on November 3, 2001; $75,000,000 for the Fiscal Month ending on December 1, 2001; $40,000,000 for the Fiscal Month ending on January 5, 2002;. $64,000,000 for the Fiscal Month ending on February 2, 2002; $75,000,000 for the Fiscal Month ending on March 2, 2002; $75,000,000 for the Fiscal Month ending on April 6, 2002; $75,000,000 for the Fiscal Month ending on May 4, 2002; $75,000,000 for the Fiscal Month ending on June 1, 2002; $75,000,000 for the Fiscal Month ending on July 6, 2002; $75,000,000 for the Fiscal Month ending on August 3, 2002; $150,000,000 for the Fiscal Month ending on August 31, 2002; $150,000,000 for the Fiscal Month ending on October 5, 2002; $150,000,000 for the Fiscal Month ending on November 2, 2002; $150,000,000 for the Fiscal Month ending on November 30, 2002; $75,000,000 for the Fiscal Month ending on January 4, 2003 and each Fiscal Month thereafter.


Unless otherwise specifically provided herein, any accounting term used in the Agreement shall have the meaning customarily given such term in accordance with GAAP, and all financial computations hereunder shall be computed in accordance with GAAP consistently applied. That certain items or computations are explicitly modified by the phrase "in accordance with GAAP" shall in no way be construed to limit the foregoing. If any "Accounting Changes" (as defined below) occur and such changes result in a change in the calculation of the financial covenants, standards or terms used in the Agreement or any other Loan Document, then Borrower, Agent and Lenders agree to enter into negotiations in order to amend such provisions of the Agreement so as to equitably reflect such Accounting Changes with the desired result that the criteria for evaluating Borrower's and its Subsidiaries' financial condition shall be the same after such Accounting Changes as if such Accounting Changes had not been made; provided, however, that the agreement of Requisite Lenders to any required amendments of such provisions shall be sufficient to bind all Lenders. "Accounting Changes" means (i) changes in accounting principles required by the promulgation of any rule, regulation, pronouncement or opinion by the Financial Accounting Standards Board of the American Institute of Certified Public Accountants (or successor thereto or any agency with similar functions), (ii) changes in accounting principles concurred in by Borrower's certified public accountants; (iii) purchase accounting adjustments under A.P.B. 16 or 17 and EITF 88-16, and the application of the accounting principles set forth in FASB 109, including the establishment of reserves pursuant thereto and any subsequent reversal (in whole or in part) of such reserves; and (iv) the reversal of any reserves established as a result of purchase accounting adjustments. All such adjustments resulting from expenditures made subsequent to the Closing Date (including capitalization of costs and expenses or payment of pre-Closing Date liabilities) shall be treated as expenses in the period the expenditures are made and deducted as part of the calculation of EBITDA in such period. If Agent, Borrower and Requisite Lenders agree upon the required amendments, then after appropriate amendments have been executed and the underlying Accounting Change with respect thereto has been implemented, any reference to GAAP contained in the Agreement or in any other Loan Document shall, only to the extent of such Accounting Change, refer to GAAP, consistently applied after giving effect to the implementation of such Accounting Change. If Agent, Borrower and Requisite Lenders cannot agree upon the required amendments within 30 days following the date of implementation of any Accounting Change, then all Financial Statements delivered and all calculations of financial covenants and other standards and terms in accordance with the Agreement and the other Loan Documents shall be prepared, delivered and made without regard to the underlying Accounting Change. For purposes of Section 8.1, a breach of a Financial Covenant contained in this Annex G shall be deemed to have occurred as of any date of determination by Agent or as of the last day of any specified measurement period, regardless of when the Financial Statements reflecting such breach are delivered to Agent.

                                                                  EXHIBIT 10.17

            AMENDMENT NO. 3 TO DEBTOR-IN-POSSESSION CREDIT AGREEMENT

     This Amendment No. 3 to Debtor-In-Possession Credit Agreement, dated as of October 31, 2001 (this "Amendment"), is entered into by and among Ames Merchandising Corporation, a Delaware corporation, as debtor and debtor-in-possession, Ames Department Stores, Inc., a Delaware corporation, as debtor and debtor-in-possession, Ames Realty II, Inc., a Delaware corporation, as debtor and debtor-in-possession, Ames Transportation Systems, Inc., a Delaware corporation, as debtor and debtor-in-possession, Amesplace.com, Inc., a Delaware corporation, as debtor and debtor-in-possession, General Electric Capital Corporation, as a Lender and as Agent for Lenders, and the other Lenders.

                                    RECITALS

        A. Borrower, the other Credit Parties, Agent and Lenders are parties to that certain Debtor-In-Possession Credit Agreement, dated as of August 20, 2001 (as amended to the date hereof and as from time to time hereafter further amended, restated, supplemented or otherwise modified and in effect, the "Credit Agreement"), pursuant to which Lenders have made and will hereafter make loans, advances and other extensions of credit to Borrower.

        B. Borrower, the other Credit Parties, Agent and Lenders wish to amend the Credit Agreement as and to the extent set forth herein and pursuant to the terms and conditions set forth in this Amendment.

        C. This Amendment shall constitute a Loan Document and these Recitals shall be construed as part of this Amendment. Capitalized terms used herein without definition are so used as defined in the Credit Agreement and Annex A thereto.

              NOW, THEREFORE, in consideration of the premises and the mutual covenants herein contained and other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, the parties hereto agree as follows:

1.      Amendments.  The Credit Agreement is amended as follows:
        ----------

        1.1. Annex B to the Credit Agreement (Letters of Credit) is amended by deleting from clause (i) of the second sentence of paragraph (a) thereof the words "Fifty Million Dollars ($50,000,000)" and replacing them with the words "Seventy Five Million Dollars ($75,000,000)".

2.   Reference to and Effect Upon the Credit Agreement and other Loan Documents.
    ---------------------------------------------------------------------------

        2.1. The Credit Agreement, the Notes and each other Loan Document shall remain in full force and effect and each is hereby ratified and confirmed by Borrower and the other Credit Parties. Without limiting the generality of the foregoing, the Liens granted pursuant to the Collateral Documents, the Interim Order and the Final Order shall continue in full force and effect and the guaranties of Parent and the Credit Parties other than Borrower shall continue in full force and effect.

        2.2. The execution, delivery and effect of this Amendment shall be limited precisely as written and shall not be deemed to (a) be a consent to any waiver of any term or condition, or to any amendment or modification of any term or condition (except for the specific amendment provided in Section 1 above) of the Credit Agreement or any other Loan Document or (b) prejudice any right, power or remedy which the Agent or any Lender now has or may have in the future under or in connection with the Credit Agreement, the Notes or any other Loan Document.

        2.3. Each reference in the Credit Agreement to "this Agreement", "hereunder", "hereof", "herein" or any other word or words of similar import shall mean and be a reference to the Credit Agreement as amended hereby, and each reference in any other Loan Document to the Credit Agreement or any word or words of similar import shall be and mean a reference to the Credit Agreement as amended hereby.

     3. No Default. Borrower and each Credit Party jointly and severally represent and warrant to Agent and each Lender that no Default or Event of Default has occurred and is continuing or would result from the execution, delivery and performance of this Amendment.

     4. Counterparts. This Amendment may be executed in any number of counterparts, each of which when so executed shall be deemed an original but all such counterparts shall constitute one and the same instrument. A counterpart signature page delivered by fax transmission shall be as effective as delivery of an originally executed counterpart.

5. Costs and Expenses. As provided in Section 11.3 of the Credit Agreement, Borrower shall pay the fees, costs and expenses incurred by Agent in connection with the preparation, execution and delivery of this Amendment (including, without limitation, reasonable attorneys' fees).

6. GOVERNING LAW. THIS AMENDMENT SHALL BE GOVERNED BY AND CONSTRUED AND ENFORCED IN ACCORDANCE WITH THE INTERNAL LAWS (AS
        OPPOSED TO CONFLICTS OF LAW PROVISIONS) OF THE STATE OF NEW YORK.

7. Headings. Section headings in this Amendment are included herein for convenience of reference only and shall not constitute a part of this Amendment for any other purpose.

                                                    [SIGNATURE PAGES FOLLOW]

         IN WITNESS WHEREOF, this Amendment has been duly executed as of the date first written above.

                                                 AMES MERCHANDISING CORPORATION



        The following Persons are signatories to this Amendment in their capacity as Credit Parties and not as the Borrower.

                                                    AMES DEPARTMENT STORES, INC.




                                                            AMES REALTY II, INC.




                                               AMES TRANSPORTATION SYSTEMS, INC.





                                                           AMESPLACE.COM, INC.

                                                       GENERAL ELECTRIC CAPITAL
                                               CORPORATION, as Agent and Lender

                                                  FOOTHILL CAPITAL CORPORATION,
                                                                       as Lender

                                      FOOTHILL INCOME TRUST II, L.P., as Lender

                     SPECIAL SITUATIONS INVESTING GROUP, INC., L.P.,  as Lender

                                         GMAC COMMERCIAL CREDIT LLC,  as Lender


                                          GMAC BUSINESS CREDIT, LLC,  as Lender

                                             HELLER FINANCIAL, INC.,  as Lender

                                         FLEET RETAIL FINANCE, INC.,  as Lender

                                             MICHIGAN NATIONAL BANK,  as Lender



                                      TEXTRON FINANCIAL CORPORATION,  as Lender

                                                    RZB FINANCE LLC,  as Lender

                                     CONGRESS FINANCIAL CORPORATION,  as Lender

                             NATIONAL CITY COMMERCIAL FINANCE, INC.,  as Lender

                                       OXFORD STRATEGIC INCOME FUND,  as Lender

                           EATON VANCE INSTITUTION SENIOR LOAN FUND,  as Lender

                                    EATON VANCE SENIOR INCOME TRUST,  as Lender

                                                      GRAYSON & CO.,  as Lender

                                              SENIOR DEBT PORTFOLIO,  as Lender

                                                                  EXHIBIT 10.18

            AMENDMENT NO. 4 TO DEBTOR-IN-POSSESSION CREDIT AGREEMENT

     This Amendment No. 4 to Debtor-In-Possession Credit Agreement, dated as of February 1, 2002 (this "Amendment"), is entered into by and among Ames Merchandising Corporation, a Delaware corporation, as debtor and debtor-in-possession, Ames Department Stores, Inc., a Delaware corporation, as debtor and debtor-in-possession, Ames Realty II, Inc., a Delaware corporation, as debtor and debtor-in-possession, Ames Transportation Systems, Inc., a Delaware corporation, as debtor and debtor-in-possession, Amesplace.com, Inc., a Delaware corporation, as debtor and debtor-in-possession, General Electric Capital Corporation, as a Lender and as Agent for Lenders, and the other Lenders.
                                    RECITALS

        A. Borrower, the other Credit Parties, Agent and Lenders are parties to that certain Debtor-In-Possession Credit Agreement, dated as of August 20, 2001 (as amended to the date hereof and as from time to time hereafter further amended, restated, supplemented or otherwise modified and in effect, the "Credit Agreement").

        B. Borrower, the other Credit Parties, Agent and Lenders wish to amend the Credit Agreement as and to the extent set forth herein and pursuant to the terms and conditions set forth in this Amendment.

        C. This Amendment shall constitute a Loan Document and these Recitals shall be construed as part of this Amendment. Capitalized terms used herein without definition are so used as defined in the Credit Agreement and Annex A thereto.

              NOW, THEREFORE, in consideration of the premises and the mutual covenants herein contained and other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, the parties hereto agree as follows:

1.      Amendments.  The Credit Agreement is amended as follows:
        ----------

        1.1. Annex A to the Credit Agreement is amended by deleting from clause
(e) of the definition of "EBITDA" the figure "$110,000,000" and replacing it with the figure "$175,000,000".

        1.2. Paragraph (a) (Minimum Revolver Borrowing Availability) of Annex G to the Credit Agreement is amended by inserting the following proviso before the period at the end thereof:

              "provided, however, that, if Revolver Borrowing Availability on any day during the period from January 31, 2002 through March 15, 2002, inclusive, shall exceed $125,000,000 at all times on such day and after taking into effect any Advances requested by Borrower to be made on such day, then, only on any such day, Borrower shall maintain a Revolver Borrowing Availability of at least $50,000,000"

        1.3. Paragraph (d) (Minimum Inventory) of Annex G to the Credit Agreement is amended by deleting the following proviso: "provided, that for each store closed pursuant to clause (ii) of Section 6.8(c), each of the minimum Inventory amounts set forth above for each Fiscal Month after such store closing shall be decreased by $1,500,000.", and replacing it with the following:
"provided, that, upon the commencement of any store closing which is permitted under clause (ii) of Section 6.8(c), the minimum Inventory amount set forth above for the Fiscal Month during which such store closing shall have commenced and for each Fiscal Month thereafter shall be decreased by $1,500,000 for each such store closing."

        1.4. Paragraph (f) (Minimum Trade Payables) of Annex G to the Credit Agreement is amended by inserting the following at the end thereof: "provided, that, upon the commencement of any store closing which is permitted under clause
(ii) of Section 6.8(c), the minimum trade payables amount set forth above for the Fiscal Month during which such store closing shall have commenced and for each Fiscal Month thereafter shall be decreased by the percentage equal to the product of (a) 0.25% times (b) the total number (without duplication) of such store closings."

     2. Conditions to Effectiveness. The effectiveness of the amendments set forth in Section 1 above is expressly conditioned upon the satisfaction of each of the following conditions precedent in a manner acceptable to Agent:

        2.1. Agent's receipt of counterparts of this Amendment, duly executed by Borrower, each other Credit Party, Agent and each Lender.

3.   Reference to and Effect Upon the Credit Agreement and other Loan Documents.
    ---------------------------------------------------------------------------

        3.1. The Credit Agreement, the Notes and each other Loan Document shall remain in full force and effect and each is hereby ratified and confirmed by Borrower and the other Credit Parties. Without limiting the generality of the foregoing, the Liens granted pursuant to the Collateral Documents, the Interim Order and the Final Order shall continue in full force and effect and the guaranties of Parent and the Credit Parties other than Borrower shall continue in full force and effect.

        3.2. The execution, delivery and effect of this Amendment shall be limited precisely as written and shall not be deemed to (a) be a consent to any waiver of any term or condition, or to any amendment or modification of any term or condition (except for the specific amendments provided in Section 1 above) of the Credit Agreement or any other Loan Document or (b) prejudice any right, power or remedy which the Agent or any Lender now has or may have in the future under or in connection with the Credit Agreement, the Notes or any other Loan Document.

        3.3. Each reference in the Credit Agreement to "this Agreement", "hereunder", "hereof", "herein" or any other word or words of similar import shall mean and be a reference to the Credit Agreement as amended hereby, and each reference in any other Loan Document to the Credit Agreement or any word or words of similar import shall be and mean a reference to the Credit Agreement as amended hereby.

     4. No Default. Borrower and each Credit Party jointly and severally represent and warrant to Agent and each Lender that no Default or Event of Default has occurred and is continuing or would result from the execution, delivery and performance of this Amendment.

     5. Counterparts. This Amendment may be executed in any number of counterparts, each of which when so executed shall be deemed an original but all such counterparts shall constitute one and the same instrument. A counterpart signature page delivered by fax transmission shall be as effective as delivery of an originally executed counterpart.

6. Costs and Expenses. As provided in Section 11.3 of the Credit Agreement, Borrower shall pay the fees, costs and expenses incurred by Agent in connection with the preparation, execution and delivery of this Amendment (including, without limitation, reasonable attorneys' fees).

     7. GOVERNING LAW. THIS AMENDMENT SHALL BE GOVERNED BY AND CONSTRUED AND ENFORCED IN ACCORDANCE WITH THE INTERNAL LAWS (AS OPPOSED TO CONFLICTS OF LAW PROVISIONS) OF THE STATE OF NEW YORK.

8. Headings. Section headings in this Amendment are included herein for convenience of reference only and shall not constitute a part of this Amendment for any other purpose.

                                                    [SIGNATURE PAGES FOLLOW]

         IN WITNESS WHEREOF, this Amendment has been duly executed as of the date first written above.

                                                 AMES MERCHANDISING CORPORATION



        The following Persons are signatories to this Amendment in their capacity as Credit Parties and not as the Borrower.

                                                    AMES DEPARTMENT STORES, INC.




                                                            AMES REALTY II, INC.




                                               AMES TRANSPORTATION SYSTEMS, INC.




                                                             AMESPLACE.COM, INC.

                                                       GENERAL ELECTRIC CAPITAL
                                               CORPORATION, as Agent and Lender

                                                   FOOTHILL CAPITAL CORPORATION,
                                                                      as Lender


                                      FOOTHILL INCOME TRUST II, L.P., as Lender

                     SPECIAL SITUATIONS INVESTING GROUP, INC., L.P.,  as Lender

                                         GMAC COMMERCIAL CREDIT LLC,  as Lender

                                          GMAC BUSINESS CREDIT, LLC,  as Lender

                                             HELLER FINANCIAL, INC.,  as Lender

                                         FLEET RETAIL FINANCE, INC.,  as Lender


                     LASALLE  BUSINESS  CREDIT,  INC.,  as Agent  for  Standard
                                   Federal Bank National Association, as Lender

                                      TEXTRON FINANCIAL CORPORATION,  as Lender

                                                    RZB FINANCE LLC,  as Lender


                                     CONGRESS FINANCIAL CORPORATION,  as Lender

                             NATIONAL CITY COMMERCIAL FINANCE, INC.,  as Lender

                                       OXFORD STRATEGIC INCOME FUND,  as Lender

                           EATON VANCE INSTITUTION SENIOR LOAN FUND,  as Lender



                                    EATON VANCE SENIOR INCOME TRUST,  as Lender

                                                      GRAYSON & CO.,  as Lender

                                              SENIOR DEBT PORTFOLIO,  as Lender

                                 THE CIT GROUP/BUSINESS CREDIT, INC., as Lender

                                                                  EXHIBIT 10.19

            AMENDMENT NO. 5 TO DEBTOR-IN-POSSESSION CREDIT AGREEMENT

     This Amendment No. 5 to Debtor-In-Possession Credit Agreement, dated as of April 4, 2002 (this "Amendment"), is entered into by and among Ames Merchandising Corporation, a Delaware corporation, as debtor and debtor-in-possession, Ames Department Stores, Inc., a Delaware corporation, as debtor and debtor-in-possession, Ames Realty II, Inc., a Delaware corporation, as debtor and debtor-in-possession, Ames Transportation Systems, Inc., a Delaware corporation, as debtor and debtor-in-possession, Amesplace.com, Inc., a Delaware corporation, as debtor and debtor-in-possession, General Electric Capital Corporation, as a Lender and as Agent for Lenders, and the other Lenders.

                                    RECITALS

        A. Borrower, the other Credit Parties, Agent and Lenders are parties to that certain Debtor-In-Possession Credit Agreement, dated as of August 20, 2001 (as amended to the date hereof and as from time to time hereafter further amended, restated, supplemented or otherwise modified and in effect, the "Credit Agreement").

        B. Borrower, the other Credit Parties, Agent and Lenders wish to amend the Credit Agreement as and to the extent set forth herein and pursuant to the terms and conditions set forth in this Amendment.

        C. This Amendment shall constitute a Loan Document and these Recitals shall be construed as part of this Amendment. Capitalized terms used herein without definition are so used as defined in the Credit Agreement and Annex A thereto.

              NOW, THEREFORE, in consideration of the premises and the mutual covenants herein contained and other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, the parties hereto agree as follows:

1.      Amendments.  The Credit Agreement is amended as follows:
        ----------

        1.1. Existing Annex G (Financial Covenants) to the Credit Agreement is deleted in its entirety and replaced with the new Annex G (Financial Covenants) attached hereto.

2. Conditions to Effectiveness. The effectiveness of the amendments set forth in Section 1 above is expressly conditioned upon the satisfaction of each of the following conditions precedent in a manner acceptable to Agent:

        2.1. Agent's receipt of counterparts of this Amendment, duly executed by Borrower, each other Credit Party, Agent and Requisite Lenders.

        2.2. Borrower shall have paid an amendment fee to Agent (a) for the account of each Revolving Lender which has approved this Amendment, as evidenced by such Revolving Lender's timely execution and delivery of a counterpart signature page to this Amendment, in an amount equal to 0.25% (i.e., 25 basis points) of the aggregate of such approving Revolving Lenders' Revolving Loan Commitments and (b) for the account of each Term Lender which has approved this Amendment, as evidenced by such Term Lender's timely execution and delivery of a counterpart signature page to this Amendment, in an amount equal to 0.58333% (i.e., 58? basis points) of the aggregate of such approving Term Lenders' outstanding principal amount of the Term Loan.

3.   Reference to and Effect Upon the Credit Agreement and other Loan Documents.
    ---------------------------------------------------------------------------

        3.1. The Credit Agreement, the Notes and each other Loan Document shall remain in full force and effect and each is hereby ratified and confirmed by Borrower and the other Credit Parties. Without limiting the generality of the foregoing, the Liens granted pursuant to the Collateral Documents, the Interim Order and the Final Order shall continue in full force and effect and the guaranties of Parent and the Credit Parties other than Borrower shall continue in full force and effect.

        3.2. The execution, delivery and effect of this Amendment shall be limited precisely as written and shall not be deemed to (a) be a consent to any waiver of any term or condition, or to any amendment or modification of any term or condition (except for the specific amendments provided in Section 1 above) of the Credit Agreement or any other Loan Document or (b) prejudice any right, power or remedy which the Agent or any Lender now has or may have in the future under or in connection with the Credit Agreement, the Notes or any other Loan Document.

        3.3. Each reference in the Credit Agreement to "this Agreement", "hereunder", "hereof", "herein" or any other word or words of similar import shall mean and be a reference to the Credit Agreement as amended hereby, and each reference in any other Loan Document to the Credit Agreement or any word or words of similar import shall be and mean a reference to the Credit Agreement as amended hereby.

     4. No Default. Borrower and each Credit Party jointly and severally represent and warrant to Agent and each Lender that no Default or Event of Default has occurred and is continuing or would result from the execution, delivery and performance of this Amendment.

     5. Counterparts. This Amendment may be executed in any number of counterparts, each of which when so executed shall be deemed an original but all such counterparts shall constitute one and the same instrument. A counterpart signature page delivered by fax transmission shall be as effective as delivery of an originally executed counterpart.

6. Costs and Expenses. As provided in Section 11.3 of the Credit Agreement, Borrower shall pay the fees, costs and expenses incurred by Agent in connection with the preparation, execution and delivery of this Amendment (including, without limitation, reasonable attorneys' fees).

7. GOVERNING LAW. THIS AMENDMENT SHALL BE GOVERNED BY AND CONSTRUED AND ENFORCED IN ACCORDANCE WITH THE INTERNAL LAWS (AS
        OPPOSED TO CONFLICTS OF LAW PROVISIONS) OF THE STATE OF NEW YORK.

8. Headings. Section headings in this Amendment are included herein for convenience of reference only and shall not constitute a part of this Amendment for any other purpose.

                             ANNEX G (Section 6.10)
                                       to
                                CREDIT AGREEMENT

                               FINANCIAL COVENANTS

        Borrower shall not breach or fail to comply with any of the following financial covenants, each of which shall be calculated in accordance with GAAP consistently applied:

        (a) Minimum Revolver Borrowing Availability. Borrower shall at all times
(1) during the period from December 15 through March 15, inclusive, of each year, maintain a Revolver Borrowing Availability of at least $75,000,000 and (2) during the period from March 16 through December 14, inclusive, of each year, maintain a Revolver Borrowing Availability of at least $25,000,000; provided, however, that, if Revolver Borrowing Availability on any day during the period from January 31, 2002 through March 15, 2002, inclusive, shall exceed $125,000,000 at all times on such day and after taking into effect any Advances requested by Borrower to be made on such day, then, only on any such day, Borrower shall maintain a Revolver Borrowing Availability of at least $50,000,000.

                         (b) Minimum Fixed Charge Coverage Ratio. The Credit
              Parties shall have on a consolidated basis at the end of each Fiscal Month set forth below, a Fixed Charge Coverage Ratio for the 12-month period then ended of not less than the following:
              0.44 for the Fiscal Month ending on October 6, 2001; 0.37 for the Fiscal Month ending on November 3, 2001; 0.37 for the Fiscal Month ending on December 1, 2001; 0.33 for the Fiscal Month ending on January 5, 2002; 0.37 for the Fiscal Month ending on February 2, 2002; 0.41 for the Fiscal Month ending on March 2, 2002; 0.45 for the Fiscal Month ending on April 6, 2002; 0.41 for the Fiscal Month ending on May 4, 2002; 0.41 for the Fiscal Month ending on June 1, 2002; 0.41 for the Fiscal Month ending on July 6, 2002;
              0.45 for the Fiscal Month ending on August 3, 2002; 0.57 for the Fiscal Month ending on August 31, 2002; 0.66 for the Fiscal Month ending on October 5, 2002; 0.79 for the Fiscal Month ending on November 2, 2002; 0.85 for the Fiscal Month ending on November 30, 2002; 1.00 for the Fiscal Month ending on January 4, 2003; 1.00 for the Fiscal Month ending on February 1, 2003 and each Fiscal Month thereafter.

        (c) Minimum Inventory. Borrower shall have at the end of each Fiscal Month set forth below, total Inventory with a book value, valued at the lower of cost (determined on a first-in, first-out basis) or market (as stated on Borrower's monthly balance sheet delivered pursuant to paragraph (a) of Annex
E), of not less than the following:

              $578,660,000 for the Fiscal Month ending on October 6, 2001; $677,677,000 for the Fiscal Month ending on November 3, 2001; $682,028,000 for the Fiscal Month ending on December 1, 2001; $463,040,000 for the Fiscal Month ending on January 5, 2002; $549,352,000 for the Fiscal Month ending on February 2, 2002; $595,951,000 for the Fiscal Month ending on March 2, 2002; $619,174,000 for the Fiscal Month ending on April 6, 2002; $631,605,000 for the Fiscal Month ending on May 4, 2002; $632,498,000 for the Fiscal Month ending on June 1, 2002; $585,602,000 for the Fiscal Month ending on July 6, 2002; $584,560,000 for the Fiscal Month ending on August 3, 2002; $628,553,000 for the Fiscal Month ending on August 31, 2002; $702,991,000 for the Fiscal Month ending on October 5, 2002; $739,316,000 for the Fiscal Month ending on November 2, 2002; $720,335,000 for the Fiscal Month ending on November 30, 2002; $496,947,000 for the Fiscal Month ending on January 4, 2003; $585,156,000 for the Fiscal Month ending on February 1, 2003; $595,951,000 for the Fiscal Month ending on March 1, 2003; $619,174,000 for the Fiscal Month ending on April 5, 2003; $631,605,000 for the Fiscal Month ending on May 3, 2003; $632,498,000 for the Fiscal Month ending on May 31, 2003; $585,602,000 for the Fiscal Month ending on July 5, 2003; $584,560,000 for the Fiscal Month ending on August 2, 2003; $628,553,000 for the Fiscal Month ending on August 30, 2003;

provided, that, the minimum Inventory amounts set forth above assume that Borrower is operating 403 stores; provided, further, that, upon the commencement of any store closing which is permitted under clause (ii) of Section 6.8(c), the minimum Inventory amount set forth above for the Fiscal Month during which such store closing shall have commenced and for each Fiscal Month thereafter shall be decreased by $1,500,000 for each such store closing.

        (d) Minimum Trade Payables. Borrower shall have at the end of each Fiscal Month set forth below, total trade payables (as stated on Borrower's monthly balance sheet delivered pursuant to paragraph (a) of Annex E), of not less than the following:

              $66,000,000 for the Fiscal Month ending on October 6, 2001; $60,000,000 for the Fiscal Month ending on November 3, 2001; $75,000,000 for the Fiscal Month ending on December 1, 2001; $40,000,000 for the Fiscal Month ending on January 5, 2002;. $64,000,000 for the Fiscal Month ending on February 2, 2002; $75,000,000 for the Fiscal Month ending on March 2, 2002; $75,000,000 for the Fiscal Month ending on April 6, 2002; $75,000,000 for the Fiscal Month ending on May 4, 2002; $75,000,000 for the Fiscal Month ending on June 1, 2002; $75,000,000 for the Fiscal Month ending on July 6, 2002; $75,000,000 for the Fiscal Month ending on August 3, 2002; $150,000,000 for the Fiscal Month ending on August 31, 2002; $150,000,000 for the Fiscal Month ending on October 5, 2002; $150,000,000 for the Fiscal Month ending on November 2, 2002; $150,000,000 for the Fiscal Month ending on November 30, 2002; $75,000,000 for the Fiscal Month ending on January 4, 2003 and each Fiscal Month thereafter;

provided, that, the minimum trade payables amounts set forth above assume that Borrower is operating 403 stores; provided, further, that, upon the commencement of any store closing which is permitted under clause (ii) of Section 6.8(c), the minimum trade payables amount set forth above for the Fiscal Month during which such store closing shall have commenced and for each Fiscal Month thereafter shall be decreased by the percentage equal to the product of (a) 0.25% times (b) the total number (without duplication) of such store closings.

Unless otherwise specifically provided herein, any accounting term used in the Agreement shall have the meaning customarily given such term in accordance with GAAP, and all financial computations hereunder shall be computed in accordance with GAAP consistently applied. That certain items or computations are explicitly modified by the phrase "in accordance with GAAP" shall in no way be construed to limit the foregoing. If any "Accounting Changes" (as defined below) occur and such changes result in a change in the calculation of the financial covenants, standards or terms used in the Agreement or any other Loan Document, then Borrower, Agent and Lenders agree to enter into negotiations in order to amend such provisions of the Agreement so as to equitably reflect such Accounting Changes with the desired result that the criteria for evaluating Borrower's and its Subsidiaries' financial condition shall be the same after such Accounting Changes as if such Accounting Changes had not been made; provided, however, that the agreement of Requisite Lenders to any required amendments of such provisions shall be sufficient to bind all Lenders. "Accounting Changes" means (i) changes in accounting principles required by the promulgation of any rule, regulation, pronouncement or opinion by the Financial Accounting Standards Board of the American Institute of Certified Public Accountants (or successor thereto or any agency with similar functions), (ii) changes in accounting principles concurred in by Borrower's certified public accountants; (iii) purchase accounting adjustments under A.P.B. 16 or 17 and EITF 88-16, and the application of the accounting principles set forth in FASB 109, including the establishment of reserves pursuant thereto and any subsequent reversal (in whole or in part) of such reserves; and (iv) the reversal of any reserves established as a result of purchase accounting adjustments. All such adjustments resulting from expenditures made subsequent to the Closing Date (including capitalization of costs and expenses or payment of pre-Closing Date liabilities) shall be treated as expenses in the period the expenditures are made and deducted as part of the calculation of EBITDA in such period. If Agent, Borrower and Requisite Lenders agree upon the required amendments, then after appropriate amendments have been executed and the underlying Accounting Change with respect thereto has been implemented, any reference to GAAP contained in the Agreement or in any other Loan Document shall, only to the extent of such Accounting Change, refer to GAAP, consistently applied after giving effect to the implementation of such Accounting Change. If Agent, Borrower and Requisite Lenders cannot agree upon the required amendments within 30 days following the date of implementation of any Accounting Change, then all Financial Statements delivered and all calculations of financial covenants and other standards and terms in accordance with the Agreement and the other Loan Documents shall be prepared, delivered and made without regard to the underlying Accounting Change. For purposes of Section 8.1, a breach of a Financial Covenant contained in this Annex G shall be deemed to have occurred as of any date of determination by Agent or as of the last day of any specified measurement period, regardless of when the Financial Statements reflecting such breach are delivered to Agent.

      IN WITNESS WHEREOF, this Amendment has been duly executed as of the date first written above.

                                                 AMES MERCHANDISING CORPORATION



        The following Persons are signatories to this Amendment in their capacity as Credit Parties and not as the Borrower.

                                                    AMES DEPARTMENT STORES, INC.



                                                            AMES REALTY II, INC.




                                               AMES TRANSPORTATION SYSTEMS, INC.





                                                             AMESPLACE.COM, INC.

                                                       GENERAL ELECTRIC CAPITAL
                                               CORPORATION, as Agent and Lender

                                                   FOOTHILL CAPITAL CORPORATION,
                                                                       as Lender

                                      FOOTHILL INCOME TRUST II, L.P., as Lender

                                          GMAC BUSINESS CREDIT, LLC,  as Lender

                                             HELLER FINANCIAL, INC.,  as Lender

                                         FLEET RETAIL FINANCE, INC.,  as Lender

                          STANDARD FEDERAL BANK NATIONAL ASSOCIATION, as Lender

                                      TEXTRON FINANCIAL CORPORATION,  as Lender

                                                  RZB FINANCE LLC,  as Lender

                                     CONGRESS FINANCIAL CORPORATION,  as Lender

                             NATIONAL CITY COMMERCIAL FINANCE, INC.,  as Lender

                                       OXFORD STRATEGIC INCOME FUND,  as Lender

                            EATON VANCE INSTITUTION SENIOR LOAN FUND, as Lender

                                    EATON VANCE SENIOR INCOME TRUST,  as Lender

                                                    GRAYSON & CO.,  as Lender

                                              SENIOR DEBT PORTFOLIO,  as Lender

                                 THE CIT GROUP/BUSINESS CREDIT, INC., as Lender

                                                                EXHIBIT 10.20
                                AGENCY AGREEMENT

        THIS AGREEMENT ("the Agreement") is entered into as of this 15th day of August, 2001, by and between AMES MERCHANDISING CORPORATION ("AMES"), a Delaware corporation, having its corporate offices at 2418 Main Street, Rocky Hill, Connecticut 06067, and THE NASSI GROUP, LLC ("AGENT"), a California limited liability company, having its offices at 23622 Calabasas Road, Suite 333, Calabasas, California 91302.

        WHEREAS, there are certain AMES Stores listed on the attached Schedule "A" (the "Stores") which contain merchandise inventory to be liquidated (the merchandise inventory being referred to as the "Inventory"); and

        WHEREAS, AMES wishes to employ AGENT for the purpose of liquidating the Inventory by conducting a so-called store closing or total liquidation sale (the "Liquidation Sale" or "Sale").

        NOW, THEREFORE, in consideration of the premises and of the mutual covenants herein contained, the parties hereto intending to be legally bound hereby agree as follows:

        1. SUPERVISION. AGENT shall supply, as a Sale Expense, up to twenty-five
(25) full-time supervisors for the Stores at the outset of the Sale and shall have the right to reduce or increase that number as dictated by the demands of the Sale. AGENT, through its management and supervision, shall plan the advertising, marketing and sales promotion for the Liquidation Sale, arrange the stock in the Stores for liquidation, determine and effect price reductions so as to sell the Inventory in the time allotted for the Sale, arrange for and supervise all personnel and merchandise preparation, and conduct the Sale in a manner reasonably designed to minimize the expenses of the Sale to AMES and realize for its benefit the maximum return.

        2. SECURITY. AGENT shall arrange for security against theft of the Inventory and monies, including, without limitation, protection against customers and employees. AGENT shall utilize current loss prevention store staff.

        3. INCENTIVE PLAN. As an incentive to ensure employee loyalty and hard work, AGENT will utilize a performance-based Bonus Plan for AMES' store managers, their assistants and key personnel which will emphasize the maximization of liquidation proceeds. Said incentive plan shall be approved by AMES in advance.

        4. LIQUIDATION SALE. The Liquidation Sale shall commence on August 16, 2001. Said date shall hereinafter be referred to as the "Effective Date" for the Stores. AGENT has, however, had meetings with AMES' management prior to the date hereof. AGENT shall discount the Inventory (and change discounts from time to time) and set the duration of the Sale in accordance with its professional judgment in order to maximize the proceeds and maintain the momentum of the Sale. Within three (3) days of completion of the Liquidation Sale at any Store, which is anticipated to be October 21, 2001 (unless otherwise agreed to by AMES and AGENT), AGENT shall cause the Stores to be left in broom clean condition (other than with respect to store fixtures and equipment). The date upon which the last Store is vacated and left in broom clean condition (which in no event shall be later than October 24, 2001) shall be known as the "Sale Termination Date."

        5. ADVERTISING. Unless otherwise permitted pursuant to any order of the bankruptcy court or such other court having applicable jurisdiction (such order being hereinafter referred to as "Applicable Order"), AGENT shall cause all advertising to conform to applicable laws and lease instruments, and all such advertising shall be conducted under the name of AMES. Unless otherwise permitted pursuant to any Applicable Order, the Sale will be advertised as a Store Closing Sale, Total Liquidation Sale or similar description, throughout the Sale Term, and to the extent permitted by the Lease, local ordinance or any Applicable Order, AGENT shall be permitted to use signs and banners reflecting this message. AGENT will be sensitive to and work with AMES to resolve conflicts with advertising near on-going stores as identified by AMES. AMES must, in any event, approve all advertising and signage prior to its use. The words "Going Out of Business (GOB)" will not be used in any advertising.

        6. LICENSES - RULES. Unless otherwise provided in any Applicable Order, AGENT shall work with AMES to obtain all necessary permits and licenses and comply with all federal, state and local laws, rules and regulations relating to the Liquidation Sale. AGENT will be responsible for advising its supervisors as well as AMES' employees under AGENT's supervision on how to comply with those laws, rules and regulations. Each and every sale shall be conducted on an "as-is" and "where-is" basis with "all sales final." No refunds or exchanges whatsoever shall be accepted other than refunds for merchandise purchased before commencement of the Sale. Such refunds will be recorded and the merchandise, if saleable, returned to stock for resale, or, if defective, returned to vendor. Such merchandise shall be included in the aggregate Retail Value, with a reduction for the prevailing discount in effect at the time the merchandise is returned. There will be no express warranties regarding the Inventory sold other than those provided by the manufacturer. All sales shall be for cash, travelers' checks, AMES Cash Cards and all credit cards currently accepted by AMES. AGENT shall cause all floor operations to comply with current credit authorization procedures.
        7. AMES EMPLOYEES. AGENT shall use AMES Store personnel, including Store management, to the extent AGENT believes the same to be feasible, and AGENT shall select and schedule the number and type of employees required for the Sale. AGENT shall, as soon as reasonably possible, notify AMES as to which of the AMES employees are no longer required for the Sale, and AMES shall dismiss said personnel in accordance with its applicable termination procedures.

        8. AGENT FEE AND EXPENSE GUARANTEE. As consideration for AGENT's efforts and services in connection with the Sale, AGENT shall receive a Fee of $1,057,500 ($22,500 per Store). In addition, if the sales per the AMES Stock Ledger (audited sales net of returns) during the period starting from the Effective Date through the Sale Termination Date (the "Gross Proceeds") divided by the aggregate Retail Value of Inventory (the result of such division being defined as "Gross Return") exceed fifty-six percent (56%), the AGENT shall be entitled to an incentive fee equal to (i) thirty percent (30%) of the dollar value of that portion of the Gross Return that is greater than fifty-six percent (56%) but less than or equal to fifty-seven percent (57%), (ii) forty percent (40%) of the dollar value of the Gross Return that is greater than fifty-seven percent (57%) but less than or equal to fifty-eight percent (58%) and (iii) twenty-percent (20%) of the dollar value of the Gross Return that is greater than fifty-eight percent (58%). AGENT's Fee and any incentive fee shall be paid in accordance with Schedule "B". Notwithstanding anything herein the maximum AGENT's fee payable to the AGENT hereunder shall not exceed one million eight hundred fifty thousand dollars ($1,850,000).

        The starting Inventory upon which AGENT's fee and recoveries will be based will be the Original Retail as calculated by AGENT and AMES. Original Retail shall mean the sum of (i) Gross Proceeds plus (ii) all markdowns recorded by the AMES point-of-sale terminals during the period starting from the Effective Date through the Sale Termination Date (the "POS Markdowns"). The Original Retail shall be multiplied by 102% in order to determine the aggregate Retail Value of Inventory. All sales shall be run through AMES point-of-sale terminals. Gross Proceeds excludes all sales taxes and leased shoe department sales.

        In addition, to the extent permitted by law, AMES may transfer additional Inventory into the Stores, provided, that the regular everyday retail price shall be adjusted to reflect the same price the Inventory is offered for sale on the Effective Date at the AMES stores that are not closing, provided, further that in the event such additional Inventory is delivered to the Stores after August 30, 2001, such Inventory shall be included in the aggregate Retail Value, with a reduction for the prevailing discount in effect at the time such Inventory arrives at the Stores. Finally, AMES may require that AGENT not sell certain Inventory in excess of a given discount (to be provided by AMES). Any such Inventory remaining as of the end of the Liquidation Sale shall be the responsibility of AMES.

        9.    EXPENSES.  AMES shall pay the following expenses of the Sale
              (the "Sale Expenses") from proceeds:
              a.Payroll and incentive bonuses for Store employees;
              b. Payroll taxes and benefits for Store employees (excluding sick leave, maternity benefits and other leaves of absence, severance or termination pay, ERISA coverage and similar benefits), which amount shall not exceed 18.20% of Payroll; c. AGENT's actual cost for supervisors' fees, reasonable travel costs and bonuses at rates agreed to by AMES and Agent; d. Advertising and promotional costs, including signage; e. Risk management; f. Outside services (excluding Muzak in Stores), bank charges, credit card fees and discounts (at AMES' customary rates) and chargebacks; g. Utilities; h. Repairs and maintenance; i. Cleaning; j. Supplies;
              k. Travel (store associates); l. "Occupancy" expenses including rent, percentage rent, CAM, real estate taxes, rental equipment and similar items on a per diem, per Store basis; m. Communications; n. Bad check expense; o. Cash over/short; p. Sundry.

        AMES and AGENT shall agree, on a weekly basis, to a payroll plan with respect to employees on a Store-by-Store basis.

        Schedule "C" lists all detailed expense categories by master heading. Schedule "D" lists account numbers that are to be excluded from the expense guarantee. AGENT will guarantee that the Sale Expenses will not exceed sixteen million two hundred sixty-five thousand dollars ($16,265,000). This guarantee is subject to an Original Retail of approximately one hundred one million seven hundred thousand dollars ($101,700,000).

        AMES shall provide (not to be considered Sale Expenses), throughout the Sale Term, central administrative services reasonable or necessary for the Sale, such as POS administration, other insurance, sales audit, cash reconciliation and payroll processing.

        AGENT shall charge no home office expense (except for out-of-pocket travel and related expenses) for its management representation. AMES shall be responsible for all other expenses which are not Sale Expenses.

        10. LEASED DEPARTMENTS. The leased shoe departments within AMES may participate in the Liquidation Sale at the option of the operator of such departments so long as they follow the rules, procedures and discounts recommended and implemented by AGENT. Applicable lease income for the leased shoe department accrued during the Liquidation Sale shall be included in Gross Proceeds. Lease income is defined as the net proceeds received or retained by AMES during the Sale as determined in accordance with the respective License Agreement or other Agreement between AMES and the respective Lessee.

        11. CHANGE FUND, VENDING MACHINE FUND AND SNACK BAR. The change funds and any funds from vending machines and the snack bar shall not be considered part of the proceeds of the Sale for purposes of this Agreement.

        12.   OTHER SALE MATTERS.
              ------------------

        a. Administration of matters such as layaways, store credits and gift certificates will be the responsibility of AMES, but AGENT agrees to cooperate fully with AMES in the administration of such matters.

        AGENT will conduct the Sale using all existing merchant policies.

        b. Returns of merchandise purchased before commencement of the Sale will be accepted throughout the sale. When a receipt is not present, the lowest price offered for the last thirty (30) days will be paid to the customer. c. Subject to Section 17 hereof, furniture, fixtures and equipment will not be sold.

        13. INSURANCE. AMES shall maintain, during the period of the Sale, all insurance in amounts at least equal to the insurance coverage presently in force. AGENT will not be responsible for loss, liability, damage or expense arising out of any casualty or other loss, unless caused by the intentional or willful misconduct or gross negligence of AGENT's employees or supervisors. With respect to losses of Inventory occurring after the Effective Date, any insurance proceeds shall be deemed Gross Proceeds from the Sale.

        14. INDEMNIFICATION. AGENT and AMES agree to indemnify, defend and hold each other free and harmless from and against any and all demands, claims, actions or causes of action, assessments, losses, damages, liabilities, obligations, costs and expenses of any kind whatsoever, including, without limitation, attorneys' fees and costs, asserted against, resulting from or imposed upon, or incurred by either party hereto by reason of or resulting from a material breach of any term or condition contained in this Agreement or any willful or intentional act of the other party.
In the event that AGENT's Supervisor directs that an arrest be initiated against any person in the Store, and said action results in suit against AMES for false arrest or similar action, then AGENT shall accept full responsibility for its Supervisor's acts and shall indemnify AMES for any and all damages resulting from said acts.

        15. AGENCY. The parties hereby agree that AGENT is acting as agent during the period of this Agreement and as such will observe all of the fiduciary duties which the law imposes on agents with respect to their principals. No joint venture or partnership has been formed. In the event that AMES files a petition for relief under Chapter 11 of the bankruptcy code AMES shall use its best efforts to cause this Agreement to be approved by the bankruptcy court as soon as possible.

        16. ADDITIONAL MERCHANDISE. In the event that AMES and AGENT determine that the Sale would benefit by additional merchandise being supplied to the Stores, AGENT, at its expense, shall use all reasonable efforts to procure additional merchandise for the Stores. With respect to any and all proceeds realized upon the sale of such additional merchandise, AMES and AGENT agree that AMES shall be entitled to five percent (5%) of such gross proceeds (net of sales taxes) and AGENT shall be entitled to the remainder thereof.

        17. LIQUIDATION OF FIXTURES. In the event AMES requests AGENT to sell or otherwise dispose of the fixtures, equipment, furniture, furnishings and other appurtenances thereto located at the Stores (hereinafter referred to collectively as "Store Fixtures"), AGENT agrees to use its reasonable best efforts to sell or otherwise dispose of the Store Fixtures. In consideration for rendering such services, AMES and AGENT hereby agree that AGENT shall receive twenty percent (20%) of the gross proceeds (net of sales taxes) realized on the sale or other disposition of the Store Fixtures. AGENT shall pay to AMES the remaining eighty percent (80%) of the gross proceeds (net of sales taxes) from such sale on a weekly basis.

        18. ASSIGNMENT. Neither party may assign this Agreement without the express written consent of the other party.

        19. NOTICES. All notices or other consents and communications required under this Agreement or otherwise shall be in writing and effective only upon receipt, and may be hand-delivered or sent via U.S. express mail, Federal Express or another recognized overnight courier. Notices to AMES shall be sent to Grant Sanborn, Executive Vice President, at the address noted above with a required copy to David Lissy, General Counsel, and notices to Nassi, shall be sent to Daniel Kane at the address noted above (or such other address as may be provided).

        20. ENTIRE AGREEMENT. This Agreement contains the entire understanding of the parties with regard to its subject matter and may not be amended or rescinded except by a writing executed by each of the parties hereto. Each party represents that it has the requisite authority to enter into this Agreement upon the terms and conditions set forth herein.

        21. EXECUTION. This Agreement may be executed in counterparts by the parties hereto and any signatures received via facsimile transmissions will be binding and effective between the parties until original signatures are obtained.

        22. GOVERNING LAW. This Agreement shall be governed by, and construed in accordance with, the laws of the State of New York, without giving effect to conflict of laws principles.

                                                           THE NASSI GROUP, LLC




                                                           AMES MERCHANDISING
                                                             CORPORATION, INC.

                                   Schedule D


Account                                                       Name
-------                                                       ----
5500101                                 Eas Cost of Goods Sold
4520100                                 Other inc layaway svc charges
4520101                                 Other inc layaway credits
4540100                                 Best vendors
4540101                                 Other income telephone
4540120                                 Migrant vendor income
4540123                                 Lease dept inc photo promotion
6100220                                 Sal store paid-not-worked
6100230                                 Salaries - Special project
6170200                                 Sal unused sick pay
6240100                                 Employee benefits misc
6300100                                 Advertising circular prod
6300110                                 Photo studio allocation
6300200                                 Adv circular print/paper
6300300                                 Adv circular newspapers
6300400                                 Adv circular mailers
6310100                                 Adv radio media
6310110                                 Adv radio production
6310200                                 Adv TV media
6310210                                 Advertising TV production
6320100                                 Outside signing
6320200                                 Print shop ISP sign alloca
6330100                                 ISP special promotions
6340100                                 Advertising newspaper rop
6350104                                 Administrative allocation
6370100                                 Co-op advertising collection
6570300                                 Inventory expense
6570910                                 1800SHOPAMES
6770130                                 Misc expense use tax
6770640                                 Gift certificate expense
6720200                                 Trailer rental
6720230                                 Forklift rental
6800100                                 Depreciation
6800110                                 Depreciation admin cap lease

                                   Schedule B

                                      AMES
                       Agent's Fee and Incentive Schedule

Payable as follows:

Prior to the Effective Date                                            $528,750
By August 13, 2001                                                     $264,375
By September 30, 2001                                                  $264,375

Any and all amounts payable to AGENT as an incentive fee shall be paid by November 30, 2001

                                                        EXHIBIT 10.21

                                AGENCY AGREEMENT

        THIS AGREEMENT (the "Agreement") is entered into as of this 12th day of November, 2001, by and between AMES MERCHANDISING CORPORATION ("AMES"), a Delaware corporation, having its corporate offices at 2418 Main Street, Rocky Hill, Connecticut 06067, in its capacity as debtor and debtor-in-possession, and THE NASSI GROUP, LLC ("AGENT"), a California limited liability company, having its offices at 340 N. Westlake Blvd., Suite 260, Westlake Village, California 91362 (the "AGENT").
                                                      W I T N E S S E T H :
                                                      --------------------

        WHEREAS,  on August 20, 2001, AMES filed a voluntary  petition for relief under Chapter 11 of the Bankruptcy  Code, 11 U.
S. C.ss.ss.101 - 1330 (the "Bankruptcy Code"), and is continuing in the operation of its business and management of its property pursuant toss.1107 and 1108 of the Bankruptcy Code;

        WHEREAS, there are certain AMES Stores listed on the attached Schedule "A" (the "Stores") which contain merchandise inventory to be liquidated (the merchandise inventory being referred to as the "Inventory"); and

        WHEREAS, AMES wishes to employ AGENT for the purpose of liquidating the Inventory by conducting a so-called store closing or total liquidation sale (the "Liquidation Sale" or "Sale").

        NOW, THEREFORE, in consideration of the premises and of the mutual covenants herein contained, the parties hereto intending to be legally bound hereby agree as follows:

        1. SUPERVISION. AGENT shall supply, as a Sale Expense, up to fourteen
(14) full-time supervisors for the Stores at the outset of the Sale and shall have the right to reduce or increase that number as dictated by the demands of the Sale. AGENT, through its management and supervision, shall plan the advertising, marketing and sales promotion for the Liquidation Sale, arrange the stock in the Stores for liquidation, determine and effect price reductions so as to sell the Inventory in the time allotted for the Sale, arrange for and supervise all personnel and merchandise preparation, and conduct the Sale in a manner reasonably designed to minimize the expenses of the Sale to AMES and realize for its benefit the maximum return.

     2. SECURITY. AGENT shall arrange for security against theft of Inventory and monies, including, without limitation, protection against customers and employees. AGENT shall utilize current loss prevention store staff.

     3. INCENTIVE PLAN.  As an  incentive  to ensure  employee  loyalty and hard work,  AGENT will utilize  a  performance-based  Bonus  Plan  for  AMES'
store  managers,   their assistants  and  key  personnel   which  will
emphasize  the   maximization  of liquidation proceeds.  Said incentive plan shall be approved by AMES in advance.

4. LIQUIDATION SALE. The Liquidation Sale shall commence on November 25, 2001. Said date shall hereinafter be referred to as the "Effective Date" for the Stores. AGENT has, however, had meetings with AMES' management prior to the date hereof. AGENT shall discount the Inventory (and change discounts from time to time) and set the duration of the Sale in accordance with its professional judgment in order to maximize the proceeds and maintain the momentum of the Sale. Within three (3) days of completion of the Liquidation Sale at any Store, which is anticipated to be January 20, 2002 (unless otherwise agreed to by AMES and AGENT), AGENT shall cause the Stores to be left in broom clean condition (other than with respect to store fixtures and equipment). The date upon which the last Store is vacated and left in broom clean condition (which in no event shall be later than January 23, 2002) shall be known as the "Sale Termination Date".

        5. ADVERTISING. Unless otherwise permitted pursuant to the Approval Order (as defined hereinafter), AGENT shall cause all advertising to conform to applicable laws and lease instruments, and all such advertising shall be conducted under the name of AMES. Unless otherwise permitted pursuant to the Approval Order, the Sale will be advertised as a Store Closing Sale, Total Liquidation Sale or similar description, throughout the Sale Term, and to the extent permitted by the Lease, local ordinance or the Approval Order, AGENT shall be permitted to use signs and banners reflecting this message. AGENT will be sensitive to and work with AMES to resolve conflicts with advertising near on-going stores as identified by AMES. AMES must, in any event, approve all advertising and signage prior to its use. The words "Going Out of Business
(GOB)" will not be used in any advertising.

        6. LICENSES - RULES. Unless otherwise provided in the Approval Order, AGENT shall work with Ames to obtain all necessary permits and licenses and comply with all federal, state and local laws, rules and regulations relating to the Liquidation Sale. AGENT will be responsible for advising its supervisors as well as AMES' employees under AGENT's supervision on how to comply with those laws, rules, and regulations. Each and every sale shall be conducted on an "as-is" and "where-is" basis with "all sales final." No refunds or exchanges whatsoever shall be accepted other than refunds for merchandise purchased before commencement of the Sale. Such refunds will be recorded and the merchandise, if saleable, returned to stock for resale, or, if defective, returned to vendor. Such merchandise shall be included in the aggregate Retail Value, with a reduction for the prevailing discount in effect at the time the merchandise is returned. There will be no express warranties regarding the merchandise sold other than those provided by the manufacturer. All sales shall be for cash, travelers' checks, Ames Cash Cards and all credit cards currently accepted by AMES. AGENT shall cause all floor operations to comply with current credit authorization procedures.

        7. AMES EMPLOYEES. AGENT shall use AMES Store personnel, including Store management, to the extent AGENT believes the same to be feasible, and AGENT shall select and schedule the number and type of employees required for the Sale. AGENT shall, as soon as reasonably possible, notify AMES as to which of the AMES employees are no longer required for the Sale, and AMES shall dismiss said personnel in accordance with its applicable termination procedures.

        8. AGENT FEE AND EXPENSE GUARANTEE. As consideration for AGENT's efforts and services in connection with the Sale, AGENT shall receive a Fee of $360,000 ($22,500 per Store). In addition, if the sales per the Ames Stock Ledger (audited sales net of returns) during the period starting from the Effective Date through the Sale Termination Date (the "Gross Proceeds") divided by the aggregate Retail Value of Inventory (the result of such division being defined as "Gross Return") exceed sixty and one quarter percent (60.25%) the AGENT shall be entitled to an incentive fee equal to (i) thirty percent (30%) of the dollar value of that portion of the Gross Return that is greater than sixty and one quarter percent (60.25%) but less than or equal to sixty one and one quarter percent (61.25%), (ii) forty percent (40%) of the dollar value of the Gross Return that is greater than sixty one and one quarter percent (61.25%) but less than or equal to sixty two and one quarter percent (62.25%) and (iii) twenty percent (20%) of the dollar value of the Gross Return that is greater than sixty two and one quarter percent (62.25%). AGENT's Fee and any incentive fee shall be paid in accordance with Schedule "B". Notwithstanding anything herein the maximum AGENT's fee payable to the AGENT hereunder shall not exceed six hundred thirty thousand dollars ($630,000)

        The starting Inventory upon which AGENT's fee and recoveries will be based will be the Original Retail as calculated by AGENT and AMES. Original Retail shall mean the sum of (i) Gross Proceeds plus (ii) all markdowns recorded by the Ames point-of-sale terminals during the period starting from the Effective Date through the Sale Termination Date (the "POS Markdowns"). The Original Retail shall be multiplied by 102% in order to determine the aggregate Retail Value of InventoryAll sales shall be run through Ames point-of-sale terminals. Gross Proceeds excludes all sales taxes and leased shoe department sales.

        In addition, to the extent permitted by law, AMES may transfer additional Inventory into the Stores provided that the regular everyday retail price shall be adjusted to reflect the same price the merchandise is offered for sale on the Sale Commencement Date at the AMES stores that are not closing provided, further in the event such additional Inventory is delivered to the Stores after December 4, 2001, such Inventory shall be included in the aggregate Retail Value, with a reduction for the prevailing discount in effect at the time such Inventory arrives at the Stores. Finally, AMES may require that AGENT not sell certain Inventory in excess of a given discount (to be provided by AMES). Any such inventory remaining as of the end of the Liquidation Sale shall be the responsibility of Ames.

        9. EXPENSES. AMES shall pay the following expenses of the Sale (the "Sale Expenses") from proceeds:

              a.  Payroll and retention bonuses for Store employees;

              b. Payroll taxes and benefits for Store employees (excluding sick leave, maternity benefits and other leaves of absence, severance or termination pay, ERISA coverage and similar benefits), which amount shall not exceed 18.20% of Payroll;

              c. AGENT's actual cost for supervisors' fees, reasonable travel costs and bonuses at rates agreed to by AMES and Agent;

              d.  Advertising and promotional costs, including signage;

              e.  Risk management;

              f. Outside services (excluding Muzak in Stores), bank charges, credit card fees and discounts (at AMES' customary rates) and chargebacks;

              g.  Utilities;

              h.  Repairs and maintenance;

              i.  Cleaning;

              j.  Supplies;

              k.  Travel (store associates);

              l. "Occupancy" expenses including rent, percentage rent, CAM, real estate taxes, rental equipment and similar items on a per diem, per Store basis;

              m.  Communications;

              n.  Bad check expense;

              o.  Cash over/short;

              p.  Sundry.

        AMES and AGENT shall agree, on a weekly basis, to a payroll plan with respect to employees on a store-by-store basis.

        Schedule "C" lists all detailed expense categories by master heading. Schedule "D" lists account numbers that are to be excluded from the expense guarantee. AGENT will guarantee that Sale Expenses will not exceed $7,045,000. This guarantee is subject to an Original Retail of forty million dollars ($40,000,000).

        AMES shall provide (not to be considered Sale Expenses), throughout the Sale Term, central administrative services reasonable or necessary for the Sale, such as POS administration, other insurance, sales audit, cash reconciliation and payroll processing.

        AGENT shall charge no home office expense (except for out-of-pocket travel and related expenses) for its management representation. AMES shall be responsible for all other expenses which are not Sale Expenses.

        10. LEASED DEPARTMENTS. The leased shoe departments within AMES may participate in the Liquidation Sale at the option of the operator of such departments so long as they follow the rules, procedures and discounts recommended and implemented by AGENT. Applicable lease income for the leased shoe department accrued during the Liquidation Sale shall be included in Gross Proceeds. Lease income is defined as the net proceeds received or retained by AMES during the Sale as determined in accordance with the respective License Agreement or other Agreement between AMES and the respective Lessee.

        11. CHANGE FUND, VENDING MACHINE FUND AND SNACK BAR. The change funds and any funds from vending machines and the snack bar shall not be considered part of the proceeds of the Sale for purposes of this Agreement.

        12.   OTHER SALE MATTERS
              ------------------

              a. Administration of matters such as layaways, store credits and gift certificates will be the responsibility of AMES, but AGENT agrees to cooperate fully with AMES in the administration of such matters. AGENT will conduct the Sale using all existing merchant policies.

              b. Returns of merchandise purchased before commencement of the Sale will be accepted throughout the sale. When a receipt is not present, the lowest price offered for the last thirty (30) days will be paid to the customer.

              c. Subject to Section 17 hereof, furniture, fixtures and equipment will not be sold.

        13. INSURANCE. AMES shall maintain, during the period of the Sale, all insurance in amounts at least equal to the insurance coverage presently in force. AGENT will not be responsible for loss, liability, damage or expense arising out of any casualty or other loss, unless caused by the intentional or willful misconduct or gross negligence of AGENT's employees or supervisors. With respect to losses of Inventory occurring after the Effective Date, any insurance proceeds shall be deemed Gross Proceeds from the Sale.

        14. INDEMNIFICATION. AGENT and AMES agree to indemnify, defend and hold each other free and harmless from and against any and all demands, claims, actions or causes of action, assessments, losses, damages, liabilities, obligations, costs and expenses of any kind whatsoever, including, without limitation, attorneys' fees and costs, asserted against, resulting from or imposed upon, or incurred by either party hereto by reason of or resulting from a material breach of any term or condition contained in this Agreement or any willful or intentional act of the other party.
In the event that AGENT's Supervisor directs that an arrest be initiated against any person in the Store, and said action results in suit against AMES for false arrest or similar action, then AGENT shall accept full responsibility for its Supervisor's acts and shall indemnify AMES for any and all damages resulting from said acts.

        15. AGENCY. The parties hereby agree that AGENT is acting as agent during the period of this Agreement and as such will observe all of the fiduciary duties which the law imposes on agents with respect to their principals. No joint venture or partnership has been formed. AMES shall use its best efforts to cause this Agreement to be approved by the bankruptcy court as soon as possible.

        16. ADDITIONAL MERCHANDISE. In the event that AMES and AGENT determine that the Sale would benefit by additional merchandise being supplied to the Stores, AGENT, at its expense, shall use all reasonable efforts to procure additional merchandise for the Stores. With respect to any and all proceeds realized upon the sale of such additional merchandise, AMES and AGENT agree that AMES shall be entitled to 5% of such gross proceeds (net of sales taxes) and AGENT shall be entitled to the remainder thereof.

        17. LIQUIDATION OF FIXTURES. In the event AMES requests AGENT to sell or otherwise dispose of the fixtures, equipment, furniture, furnishings and other appurtenances thereto located at the Stores (hereinafter referred to collectively as "Store Fixtures"), AGENT agrees to use its reasonable best efforts to sell or otherwise dispose of the Store Fixtures. In consideration for rendering such services, AMES and AGENT hereby agree that AGENT shall receive twenty percent (20%) of the gross proceeds (net of sales taxes) realized on the sale or other disposition of the Store Fixtures. AGENT shall pay to AMES the remaining eighty percent (80%) of the gross proceeds (net of sales taxes) from such sale on a weekly basis.

        18. BANKRUPTCY COURT APPROVAL This Agreement shall only be effective, and AGENT's obligations to consummate the transactions contemplated by this Agreement shall be conditioned upon the entry by the Bankruptcy Court of an order (the "Approval Order") that shall contain each and every one of the following provisions:

             (i) Approve this Agreement and authorize the Sale, and retain jurisdiction over any matters, claims or rights relating to the Agreement or Sale.

             (ii) Provide that AGENT shall retain all sums paid to it by AMES under this Agreement, including those provided in Section 8 above, as AGENT's sole and exclusive property, free and clear of any and all liens, claims, rights, mortgages, pledges, charges, encumbrances or equities of any kind, and enjoin all persons or entities from taking any action that interferes with or impedes AMES' payment to AGENT of any such sums.

             (iii)Dispense with any necessity on the part of AGENT or AMES' from complying with any state or local laws, rules, regulations or ordinances which would otherwise prohibit liquidation or auction Sales.

             (iv) Authorize the advertising, promotion and signage (including banners) of the Sale in respect of all of the Stores as a "going-out-of business", liquidation or auction sales or as otherwise agreed to by AGENT and AMES, and enjoin and restrain all Store landlords, their agents or employees from taking any action that interferes with or impedes the conduct of the Sale, or any advertising, promotion or signage relating thereto.

        19. ASSIGNMENT. Neither party may assign this Agreement without the express written consent of the other party.

        20. NOTICES. All notices or other consents and communications required under this Agreement or otherwise shall be in writing and effective only upon receipt, and may be hand delivered or sent via U.S. express mail, Federal Express or another recognized overnight courier. Notices to Ames shall be sent to Grant Sanborn, Executive Vice President, at the address noted above with a required copy to David Lissy, General Counsel, and notices to AGENT, shall be sent to Daniel Kane at the address noted above (or such other address as may be provided).

        21. ENTIRE AGREEMENT. This Agreement contains the entire understanding of the parties with regard to its subject matter and may not be amended or rescinded except by a writing executed by each of the parties hereto. Each party represents that it has the requisite authority to enter into this Agreement upon the terms and conditions set forth herein.

        22. EXECUTION. This Agreement may be executed in counterparts by the parties hereto and any signatures received via facsimile transmissions will be binding and effective between the parties until original signatures are obtained.

        23. GOVERNING LAW. This Agreement shall be governed by, and construed in accordance with, the laws of the State of New York, without regard to conflicts of laws principles thereof.

                                                           THE NASSI GROUP, LLC




                                           AMES MERCHANDISING CORPORATION, INC.

                                                        EXHIBIT 10.22
                                AGENCY AGREEMENT

        THIS AGREEMENT (the "Agreement") is entered into as of this 4th day of December, 2001, by and between AMES MERCHANDISING CORPORATION ("AMES"), a Delaware corporation, having its corporate offices at 2418 Main Street, Rocky Hill, Connecticut 06067, in its capacity as debtor and debtor-in-possession, and THE NASSI GROUP, LLC ("AGENT"), a California limited liability company, having its offices at 340 N. Westlake Blvd., Suite 260, Westlake Village, California 91362 (the "AGENT").

                                                      W I T N E S S E T H :
                                                      --------------------

        WHEREAS, on August 20, 2001, AMES filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code, 11 U.
S. C.ss.ss.101 - 1330 (the "Bankruptcy Code"), and is continuing in the operation of its business and management of its property pursuant toss.1107 and 1108 of the Bankruptcy Code;

        WHEREAS, there are certain AMES Stores listed on the attached Schedule "A" (the "Stores") which contain merchandise inventory to be liquidated (the merchandise inventory being referred to as the "Inventory"); and

        WHEREAS, AMES wishes to employ AGENT for the purpose of liquidating the Inventory by conducting a so-called store closing or total liquidation sale (the "Liquidation Sale" or "Sale").

        NOW, THEREFORE, in consideration of the premises and of the mutual covenants herein contained, the parties hereto intending to be legally bound hereby agree as follows:

         1. SUPERVISION. AGENT shall supply, as a Sale Expense, up to thirty two
(32) full-time supervisors for the Stores at the outset of the Sale and shall have the right to reduce or increase that number as dictated by the demands of the Sale. AGENT, through its management and supervision, shall plan the advertising, marketing and sales promotion for the Liquidation Sale, arrange the stock in the Stores for liquidation, determine and effect price reductions so as to sell the Inventory in the time allotted for the Sale, arrange for and supervise all personnel and merchandise preparation, and conduct the Sale in a manner reasonably designed to minimize the expenses of the Sale to AMES and realize for its benefit the maximum return.

         2. SECURITY. AGENT shall arrange for security against theft of Inventory and monies, including, without limitation, protection against customers and employees. AGENT shall utilize current loss prevention store staff.

         3. INCENTIVE PLAN. As an incentive to ensure employee loyalty and hard work, AGENT will utilize a performance-based Bonus Plan for AMES' store managers, their assistants and key personnel which will emphasize the maximization of liquidation proceeds. Said incentive plan shall be approved by AMES in advance.

         4. LIQUIDATION SALE. The Liquidation Sale shall commence on December 30, 2001. Said date shall hereinafter be referred to as the "Effective Date" for the Stores. AGENT has, however, had meetings with AMES' management prior to the date hereof. AGENT shall discount the Inventory (and change discounts from time to time) and set the duration of the Sale in accordance with its professional judgment in order to maximize the proceeds and maintain the momentum of the Sale. Within three (3) days of completion of the Liquidation Sale at any Store, which is anticipated to be March 2, 2002 (unless otherwise agreed to by AMES and AGENT), AGENT shall cause the Stores to be left in broom clean condition (other than with respect to store fixtures and equipment). The date upon which the last Store is vacated and left in broom clean condition (which in no event shall be later than March 5, 2002) shall be known as the "Sale Termination Date".

        5. ADVERTISING. Unless otherwise permitted pursuant to the Approval Order (as defined hereinafter), AGENT shall cause all advertising to conform to applicable laws and lease instruments, and all such advertising shall be conducted under the name of AMES. Unless otherwise permitted pursuant to the Approval Order, the Sale will be advertised as a Store Closing Sale, Total Liquidation Sale or similar description, throughout the Sale Term, and to the extent permitted by the Lease, local ordinance or the Approval Order, AGENT shall be permitted to use signs and banners reflecting this message. AGENT will be sensitive to and work with AMES to resolve conflicts with advertising near on-going stores as identified by AMES. AMES must, in any event, approve all advertising and signage prior to its use. The words "Going Out of Business
(GOB)" will not be used in any advertising.

        6. LICENSES - RULES. Unless otherwise provided in the Approval Order, AGENT shall work with Ames to obtain all necessary permits and licenses and comply with all federal, state and local laws, rules and regulations relating to the Liquidation Sale. AGENT will be responsible for advising its supervisors as well as AMES' employees under AGENT's supervision on how to comply with those laws, rules, and regulations. Each and every sale shall be conducted on an "as-is" and "where-is" basis with "all sales final." No refunds or exchanges whatsoever shall be accepted other than refunds for merchandise purchased before commencement of the Sale. Such refunds will be recorded and the merchandise, if saleable, returned to stock for resale, or, if defective, returned to vendor. Such merchandise shall be included in the aggregate Retail Value, with a reduction for the prevailing discount in effect at the time the merchandise is returned. There will be no express warranties regarding the merchandise sold other than those provided by the manufacturer. All sales shall be for cash, travelers' checks, Ames Cash Cards and all credit cards currently accepted by AMES. AGENT shall cause all floor operations to comply with current credit authorization procedures.

        7. AMES EMPLOYEES. AGENT shall use AMES Store personnel, including Store management, to the extent AGENT believes the same to be feasible, and AGENT shall select and schedule the number and type of employees required for the Sale. AGENT shall, as soon as reasonably possible, notify AMES as to which of the AMES employees are no longer required for the Sale, and AMES shall dismiss said personnel in accordance with its applicable termination procedures.

        8. AGENT FEE AND EXPENSE GUARANTEE. As consideration for AGENT's efforts and services in connection with the Sale, AGENT shall receive a Fee of $1,080,000 ($20,000 per Store). In addition, if the sales per the Ames Stock Ledger (audited sales net of returns) during the period starting from the Effective Date through the Sale Termination Date (the "Gross Proceeds") divided by the aggregate Retail Value of Inventory (the result of such division being defined as "Gross Return") exceed sixty percent (60%) the AGENT shall be entitled to an incentive fee equal to (i) thirty percent (30%) of the dollar value of that portion of the Gross Return that is greater than sixty percent (60%) but less than or equal to sixty-one percent (61%), (ii) forty percent (40%) of the dollar value of the Gross Return that is greater than sixty-one percent (61%) but less than or equal to sixty-two percent (62%) and (iii) twenty percent (20%) of the dollar value of the Gross Return that is greater than sixty-two percent (62%). AGENT's Fee and any incentive fee shall be paid in accordance with Schedule "B" and is based on information provided by AMES as to the projected quantity of and mix of Inventory on the Effective Date. Notwithstanding anything herein the maximum AGENT's fee payable to the AGENT hereunder shall not exceed one million eight hundred fifty thousand dollars ($1,850,000).

        The starting Inventory upon which AGENT's fee and recoveries will be based will be the Original Retail as calculated by AGENT and AMES. Original Retail shall mean the sum of (i) Gross Proceeds plus (ii) all markdowns recorded by the Ames point-of-sale terminals during the period starting from the Effective Date through the Sale Termination Date (the "POS Markdowns"). The Original Retail shall be multiplied by 102% in order to determine the aggregate Retail Value of InventoryAll sales shall be run through Ames point-of-sale terminals. Gross Proceeds exclude all sales taxes and leased shoe department sales.

        In addition, to the extent permitted by law, AMES may transfer additional Inventory into the Stores provided that the regular everyday retail price shall be adjusted to reflect the same price the merchandise is offered for sale on the Sale Commencement Date at the AMES stores that are not closing provided, further in the event such additional Inventory is delivered to the Stores after January 11, 2002, such Inventory shall be included in the aggregate Retail Value, with a reduction for the prevailing discount in effect at the time such Inventory arrives at the Stores. Finally, AMES may require that AGENT not sell certain Inventory in excess of a given discount (to be provided by AMES). Any such inventory remaining as of the end of the Liquidation Sale shall be the responsibility of Ames.

         9. EXPENSES. AMES shall pay the following expenses of the Sale (the "Sale Expenses") from proceeds:

               a. Payroll and retention bonuses for Store employees;

               b. Payroll taxes and benefits for Store employees (excluding sick leave, maternity benefits and other leaves of absence, severance or termination pay, ERISA coverage and similar benefits), which amount shall not exceed 18.8% of Payroll;

               c. AGENT's actual cost for supervisors' fees, reasonable travel costs and bonuses at rates agreed to by AMES and
Agent;

               d. Advertising and promotional costs, including signage;

               e. Risk management;

               f. Outside services (excluding Muzak in Stores), bank charges, credit card fees and discounts (at AMES' customary rates) and chargebacks;

              g.  Utilities;

              h.  Repairs and maintenance;
              i.  Cleaning;

              j.  Supplies;

              k.  Travel (store associates);

              l. "Occupancy" expenses including rent, percentage rent, CAM, real estate taxes, rental equipment and similar items on a per diem, per Store basis;

              m.  Communications;

              n.  Bad check expense;

              o.  Cash over/short;

              p.  Sundry.

        AMES and AGENT shall agree, on a weekly basis, to a payroll plan with respect to employees on a store-by-store basis.

        Schedule "C" lists all detailed expense categories by master heading. Schedule "D" lists account numbers that are to be excluded from the expense guarantee. AGENT will guarantee that Sale Expenses will not exceed seventeen million five hundred eight thousand seven hundred fifty dollars ($17,508,750). This guarantee is subject to an Original Retail of one hundred two million six hundred fifty thousand dollars ($102,650,000).

        AMES shall provide (not to be considered Sale Expenses), throughout the Sale Term, central administrative services reasonable or necessary for the Sale, such as POS administration, other insurance, sales audit, cash reconciliation and payroll processing.

        AGENT shall charge no home office expense (except for out-of-pocket travel and related expenses) for its management representation. AMES shall be responsible for all other expenses which are not Sale Expenses.

        10. LEASED DEPARTMENTS. The leased shoe departments within AMES may participate in the Liquidation Sale at the option of the operator of such departments so long as they follow the rules, procedures and discounts recommended and implemented by AGENT. Applicable lease income for the leased shoe department accrued during the Liquidation Sale shall be included in Gross Proceeds. Lease income is defined as the net proceeds received or retained by AMES during the Sale as determined in accordance with the respective License Agreement or other Agreement between AMES and the respective Lessee.

        11. CHANGE FUND, VENDING MACHINE FUND AND SNACK BAR. The change funds and any funds from vending machines and the snack bar shall not be considered part of the proceeds of the Sale for purposes of this Agreement.

        12.   OTHER SALE MATTERS

              a. Administration of matters such as layaways, store credits and gift certificates will be the responsibility of AMES, but AGENT agrees to cooperate fully with AMES in the administration of such matters. AGENT will conduct the Sale using all existing merchant policies.

              b. Returns of merchandise purchased before commencement of the Sale will be accepted throughout the sale. When a receipt is not present, the lowest price offered for the last thirty (30) days will be paid to the customer.

              c. Subject to Section 17 hereof, furniture, fixtures and equipment will not be sold.

        13. INSURANCE. AMES shall maintain, during the period of the Sale, all insurance in amounts at least equal to the insurance coverage presently in force. AGENT will not be responsible for loss, liability, damage or expense arising out of any casualty or other loss, unless caused by the intentional or willful misconduct or gross negligence of AGENT's employees or supervisors. With respect to losses of Inventory occurring after the Effective Date, any insurance proceeds shall be deemed Gross Proceeds from the Sale.

        14. INDEMNIFICATION. AGENT and AMES agree to indemnify, defend and hold each other free and harmless from and against any and all demands, claims, actions or causes of action, assessments, losses, damages, liabilities, obligations, costs and expenses of any kind whatsoever, including, without limitation, attorneys' fees and costs, asserted against, resulting from or imposed upon, or incurred by either party hereto by reason of or resulting from a material breach of any term or condition contained in this Agreement or any willful or intentional act of the other party.

        In the event that AGENT's Supervisor directs that an arrest be initiated against any person in the Store, and said action results in suit against AMES for false arrest or similar action, then AGENT shall accept full responsibility for its Supervisor's acts and shall indemnify AMES for any and all damages resulting from said acts.

        15. AGENCY. The parties hereby agree that AGENT is acting as agent during the period of this Agreement and as such will observe all of the fiduciary duties which the law imposes on agents with respect to their principals. No joint venture or partnership has been formed. AMES shall use its best efforts to cause this Agreement to be approved by the bankruptcy court as soon as possible.

        16. ADDITIONAL MERCHANDISE. In the event that AMES and AGENT determine that the Sale would benefit by additional merchandise being supplied to the Stores, AGENT, at its expense, shall use all reasonable efforts to procure additional merchandise for the Stores. With respect to any and all proceeds realized upon the sale of such additional merchandise, AMES and AGENT agree that AMES shall be entitled to 5% of such gross proceeds (net of sales taxes) and AGENT shall be entitled to the remainder thereof.

        17. LIQUIDATION OF FIXTURES. In the event AMES requests AGENT to sell or otherwise dispose of the fixtures, equipment, furniture, furnishings and other appurtenances thereto located at the Stores (hereinafter referred to collectively as "Store Fixtures"), AGENT agrees to use its reasonable best efforts to sell or otherwise dispose of the Store Fixtures. In consideration for rendering such services, AMES and AGENT hereby agree that AGENT shall receive twenty percent (20%) of the gross proceeds (net of sales taxes) realized on the sale or other disposition of the Store Fixtures. AGENT shall pay to AMES the remaining eighty percent (80%) of the gross proceeds (net of sales taxes) from such sale on a weekly basis.

        18. .BANKRUPTCY COURT APPROVAL This Agreement shall only be effective, and AGENT's obligations to consummate the transactions contemplated by this Agreement shall be conditioned upon the entry by the Bankruptcy Court of an order (the "Approval Order") that shall contain each and every one of the following provisions:

              (i) Approve this Agreement and authorize the Sale, and retain jurisdiction over any matters, claims or rights relating to the Agreement or Sale.

              (ii)Provide that AGENT shall retain all sums paid to it by AMES under this Agreement, including those provided in Section 8 above, as AGENT's sole and exclusive property, free and clear of any and all liens, claims, rights, mortgages, pledges, charges, encumbrances or equities of any kind.

              (iii) Dispense with any necessity on the part of AGENT or AMES' from complying with any state or local laws, rules, regulations or ordinances which would otherwise prohibit liquidation or auction Sales.

              (iv)Authorize the advertising, promotion and signage (including banners) of the Sale in respect of all of the Stores as a "going-out-of business", liquidation or auction sales or as otherwise agreed to by AGENT and AMES, and enjoin and restrain all Store landlords, their agents or employees from taking any action that interferes with or impedes the conduct of the Sale, or any advertising, promotion or signage relating thereto.

         19. ASSIGNMENT. Neither party may assign this Agreement without the express written consent of the other party.

        20. NOTICES. All notices or other consents and communications required under this Agreement or otherwise shall be in writing and effective only upon receipt, and may be hand delivered or sent via U.S. express mail, Federal Express or another recognized overnight courier. Notices to Ames shall be sent to Grant Sanborn, Executive Vice President, at the address noted above with a required copy to David Lissy, General Counsel, and notices to AGENT, shall be sent to Daniel Kane at the address noted above (or such other address as may be provided).

        21. ENTIRE AGREEMENT. This Agreement contains the entire understanding of the parties with regard to its subject matter and may not be amended or rescinded except by a writing executed by each of the parties hereto. Each party represents that it has the requisite authority to enter into this Agreement upon the terms and conditions set forth herein.

        22. EXECUTION. This Agreement may be executed in counterparts by the parties hereto and any signatures received via
              ---------
facsimile transmissions will be binding and effective between the parties until original signatures are obtained.

        23. GOVERNING LAW. This Agreement shall be governed by, and construed in accordance with, the laws of the State of
              --------------
New York, without regard to conflicts of laws principles thereof.

                                                           THE NASSI GROUP, LLC




                                            AMES MERCHANDISING CORPORATION, INC.



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


                                                                      52 Weeks                53 Weeks              52 Weeks
                                                                        Ended                  Ended                 Ended
                                                                      February 2,            February 3,           January 29,
                                                                        2002                    2001                  2000
                                                                    ---------------         --------------        --------------
Income before Cumulative Effect adjustment and
Extraordinary item..........................................              (813,078)            ($233,624)               $18,234
Cumulative Effect adjustment, net of tax....................                    ---                   ---               (1,107)
Extraordinary item, net of tax..............................                    ---               (6,964)                   ---
                                                                    ---------------         --------------        --------------

     Basic and diluted net income...........................              (813,078)             ($240,588)              $17,127
                                                                    ===============         ==============        ==============

For Basic Earnings Per Share:
Weighted average number of common shares outstanding
during the period (a).......................................                29,405                29,383                27,517
Basic earnings per share:
Basic income per share before Cumulative
Effect adjustment and Extraordinary item                                   ($27.65)               ($7.95)                $0.66
Cumulative Effect adjustment, net of tax....................                    ---                   ---               (0.04)
Extraordinary item, net of tax..............................                    ---                (0.24)                  ---
                                                                    ---------------         --------------        --------------
Basic net income per share..................................               ($27.65)               ($8.19)                 $0.62
                                                                    ===============         ==============        ==============


For Diluted Earnings Per Share:
Weighted average number of common shares outstanding
during the period (a).......................................                 29,405               29,383                27,517
Add Common stock equivalent shares represented by:
     Series B Warrants......................................                    ---                    3                    20
     Series C Warrants......................................                    ---                  ---                   ---
     Options under 1994 Management Stock Option
     Plan and 1998 Stock Incentive Plan.....................                    ---                  113                   106
     Options under 2000 Store Manager Stock Option Plan.....                    ---                   14                   ---
     Options under 1994 Non-Employee Director
     Stock Option Plan......................................                    ---                   30                    15
                                                                    ---------------         --------------        --------------

Weighted average number of common and common
equivalent shares...........................................                 29,405               29,543                27,658
                                                                    ===============         ==============        ==============


Diluted earnings per share:
Diluted income per share before cumulative
effect adjustment...........................................               ($27.65)              ($7.95)                 $0.66
Cumulative Effect adjustment, net of tax....................                    ---                  ---                (0.04)
Extraordinary item, net of tax..............................                    ---               (0.24)                   ---
                                                                    ---------------         --------------        --------------

     Diluted net income per share...........................               ($27.65)               ($8.19) (b)            $0.62
                                                                    ===============         ==============        ==============


---------------------------------


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


                                                                                                         Exhibit 12
                                    AMES DEPARTMENT STORES, INC. AND SUBSIDIARIES
                                         RATIO OF EARNINGS TO FIXED CHARGES
                                          (In thousands, except ratio data)


                                                                    Fiscal Year Ended
                                             -------------------------------------------------------------------------

                                             February 2,    February 3,    January 29,     January 30,    January 31,
                                                2002           2001            2000           1999           1998
                                             ------------   ------------   -------------   ------------   ------------

(Loss) income before income taxes,
      extraordinary item and cumulative
      effect adjustment                        (383,154)      (288,377)        (31,355)         52,605         53,633


Add:
      Interest expense                            76,151         87,961          60,843         15,253         11,600

      Interest component of rental
      expense                                     26,068         28,876          29,253         21,121         18,409
                                             ------------   ------------   -------------   ------------   ------------


Earnings available for fixed charges           (280,935)      (171,540)          58,741         88,979         83,642


Fixed Charges:
      Interest expense                            76,151         87,961          60,843         15,253         11,600

      Interest component of rental expense        26,068         28,876          29,253         21,121         18,409

                                             ------------   ------------   -------------   ------------   ------------


Total fixed charges                              102,219        116,837          90,096         36,374         30,009

Ratio of earnings to fixed charges                 (2.7)x        (1.5)x             .7x           2.4x          2.8x




      For the purpose of calculating the ratio of earnings to fixed charges, earnings consist of income before income taxes, extraordinary item, and cumulative effect adjustment plus fixed charges (net of capitalized interest). Fixed charges consist of interest expense on all indebtedness and capitalized interest, amortized premiums, discounts and capitalized expenses related to indebtedness, and one-third of rent expense on operating leases representing that portion of rent expense deemed by us to be attributable to interest. For the fiscal year ended February 2, 2002, the amount of additional earnings that would have been required to cover fixed charges for this period was $383.2 million.



                                                                                          EXHIBIT 21




                  AMES DEPARTMENT STORES, INC. AND SUBSIDIARIES
                         SUBSIDIARIES OF THE REGISTRANT


     As of February 2, 2002, the subsidiaries of the Company were as follows:


                 Name                                    State of Incorporation

Ames Transportation Systems, Inc........................................Delaware

AmesPlace.com, Inc......................................................Delaware

Ames Realty II, Inc.................................................... Delaware

Ames Merchandising Corporation..........................................Delaware

                                                                Exhibit 99.1

Ames Department Stores, Inc.
2418 Main Street
Rocky Hill, CT  06067

Letter to Commission Pursuant to Temporary Note 3T

May 3, 2002

Securities and Exchange Commission
450 Fifth Street, N.W.
Washington, D.C.  20249-0408

Ladies and Gentlemen:

Pursuant to Temporary Note 3T to Article 3 of Regulation S-X, Ames Department
Stores, Inc. has obtained a letter of representation from Arthur Andersen LLP
("Andersen") stating that the February 2, 2002 audit was subject to their quality control system for the U.S. accounting and auditing practice to provide reasonable assurance that the engagement was conducted in compliance with professional standards, that there was appropriate continuity of Andersen personnel working on the audit and availability of national office consultation.
Availability of personnel at foreign affiliates of Andersen is not relevant to this audit.

Very truly yours,

Ames Department Stores, Inc.

/s/ Joseph R. Ettore

Joseph R. Ettore
Chairman and Chief Executive Officer




















