Form 10-K/A
period 2002-02-02
AMES DEPARTMENT STORES INC
filed 2002-05-17
CIK 6071


                                 SECURITIES AND EXCHANGE COMMISSION
                                      WASHINGTON, D.C. 20549
                                            FORM 10-K/A

[X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

                              For the Fiscal year ended     February 2, 2002
OR
[ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                             For the transition period from to __________


                                    AMES DEPARTMENT STORES, INC.
                           (Exact Name of Registrant as Specified In its Charter)

                               DELAWARE                                                     04-2269444
                      (State or Other Jurisdiction                        (I.R.S. Employer Identification Number)
                    Incorporation or Organization)

                    2418 Main Street, Rocky Hill, Connecticut                          06067
                   --------------------------------------------                      ----------
                      (Address of Principal Executive Offices)                       (Zip Code)

                    Registrant's Telephone Number, Including Area Code        (860) 257-2000
                                                                             -----------------

                    Securities Registered Pursuant to Section 12(b) of the Act:     None

                    Securities Registered Pursuant to Section 12(g) of the Act:

                         Title of Each Class             Name of Each Exchange on Which Registered
                         -------------------            --------------------------------------------
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

     29,408,057 shares of Common Stock were outstanding on March 28, 2002.




EXPLANATORY NOTE

     This Amendment No. 1 on Form 10-K/A to the Annual Report on Form 10-K of Ames Department Stores, Inc. (the "Company")
amends and restates in its entirety Item 14 (Exhibits, Financial Statement Schedule and Reports on Form 8-K) of Part IV in
connection with the reference to the Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission on
January 14, 2002.



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

(b)     Reports on Form 8-K

1.      Ames filed a Current Report on Form 8-K on January 14, 2002 regarding developments during the Company's Chapter 11 Cases.



SIGNATURES


       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.


                        AMES DEPARTMENT STORES, INC.




                        By:    /s/ ROLANDO de AGUIAR
                               ----------------------
                        Name:  Rolando de Aguiar
                        Title: Senior Executive Vice President, Chief Financial
                               and Administrative Officer

Dated: May 17, 2002