Form 10-Q
period 2002-05-04
AMES DEPARTMENT STORES INC
filed 2002-06-18
CIK 6071





                                             SECURITIES AND EXCHANGE COMMISSION
                                                   WASHINGTON, D.C. 20549
                                                          FORM 10-Q



[ X ]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended            May 4, 2002
                               -----------------------------------



[   ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                            to
                               ------------------------------------------    --------------------------------------------


                                                   Commission File Number 1-05380


                                                     AMES DEPARTMENT STORES, INC.
                                                  ----------------------------------
                                          (Exact name of registrant as specified in its charter)



          Delaware                                                                                   04-2269444
--------------------------------                                                       ----------------------------------------
State or other jurisdiction of                                                         (I.R.S. Employer Identification Number)
 incorporation or organization)



2418 Main Street, Rocky Hill, Connecticut                                                              06067
-----------------------------------------                                                       -------------------
(Address of principal executive offices)                                                             (Zip Code)


Registrant's telephone number including area code:                                                 (860) 257-2000
                                                                                            -----------------------------




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


                                                 YES   X     NO
                                                     -----       -----




                           29,408,057 shares of Common Stock were outstanding on June 1, 2002.


                                                Exhibit Index on page 19

                                                      Page 1 of 22




                                       AMES DEPARTMENT STORES, INC. AND SUBSIDIARIES

                                                        FORM 10-Q

                                            FOR THE QUARTER ENDED May 4, 2002




                                                        I N D E X




                                                                                                       Page
Part I:         FINANCIAL INFORMATION

     Item 1.        Consolidated Condensed Statements of Operations                                     3
                       for the Thirteen Weeks ended May 4, 2002
                       and May 5, 2001

                    Consolidated Condensed Balance Sheets as of                                         4
                       May 4, 2002,  February 2, 2002, and May 5, 2001

                    Consolidated Condensed Statements of Cash Flows                                     5
                       for the Thirteen Weeks ended May 4, 2002 and May 5, 2001

                    Notes to Consolidated Financial Statements                                          6

     Item 2.        Management's Discussion and Analysis of Financial                                   11
                       Condition and Results of Operations

     Item 3.        Quantitative and Qualitative Disclosures about Market Risk                          18


Part II:        OTHER INFORMATION

     Item 1.        Legal Proceedings                                                                   19

     Item 4.        Submission of Matters to a Vote of Security Holders                                 19

     Item 6.        Exhibits and Reports on Form 8-K                                                    19




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

                                                                          For the Thirteen
                                                                             Weeks Ended
                                                                  ----------------------------------
                                                                      May 4,             May 5,
                                                                       2002               2001
                                                                  ----------------    --------------
     Total net sales                                                     $567,882          $793,687
     Leased department and other income                                     6,718             9,149
                                                                  ----------------    --------------

TOTAL REVENUE                                                             574,600           802,836

COSTS AND EXPENSES
     Cost of merchandise sold                                             412,095           565,956
     Selling, general and administrative expenses                         182,069           238,715
     Depreciation and amortization expense, net                            14,661            19,636
     Interest and debt expense, net                                        11,906            23,258
     Reorganization expenses                                                3,000                 -
                                                                  ----------------    --------------

LOSS BEFORE INCOME TAXES                                                 (49,131)          (44,729)

Income tax benefit                                                              -            16,997
                                                                  ----------------    --------------

NET LOSS BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE                  ($49,131)         ($27,732)
                                                                  ----------------    --------------


Cumulative effect of accounting change, net of tax of $0                    5,562                 -
                                                                  ----------------    --------------

NET LOSS                                                                ($43,569)         $(27,732)
                                                                  ================    ==============

Basic net loss per common share:
     Before cumulative effect of accounting change                        ($1.67)            ($.94)
     Cumulative effect of accounting change, net of tax of $0                0.19                 -
                                                                  ----------------    --------------
     Basic net loss per share                                             ($1.48)            ($.94)
                                                                  ================    ==============

Weighted average number of common shares outstanding                       29,408            29,397
                                                                  ================    ==============

Diluted net loss per common share:
     Before cumulative effect of accounting change                        ($1.67)            ($.94)
     Cumulative effect of accounting change, net of tax of $0                0.19                 -
                                                                  ----------------    --------------
     Diluted net loss per share                                           ($1.48)            ($.94)
                                                                  ================    ==============

Weighted average number of equivalent shares                               29,408            29,397
                                                                  ================    ==============


        (The accompanying notes are an integral part of these consolidated condensed financial statements.)

                                        AMES DEPARTMENT STORES, INC. AND SUBSIDIARIES
                                            CONSOLIDATED CONDENSED BALANCE SHEETS
                                                  (DEBTORS-IN-POSSESSION)
                                    (In Thousands, Except Shares and Per Share Amounts)

                                                                               (Unaudited)                          (Unaudited)
                                                                           ----------------   -----------------   -----------------
                                                                               May 4,              February 2,         May 5,
                                                                                2002                  2002              2001
                                                                           ----------------   -----------------   -----------------
                                            ASSETS
Current Assets:
     Cash and cash equivalents                                                       $22,039            $29,105          $44,440
     Receivables                                                                      20,032             12,631           34,877
     Merchandise inventories                                                         594,901            532,407          837,476
     Deferred taxes, net                                                                   -                  -           34,768
     Prepaid expenses and other current assets                                        22,854             26,511           31,053
                                                                             ----------------    ---------------    -------------

          Total current assets                                                       659,826            600,654          982,614
                                                                             ----------------    ---------------    -------------


Fixed Assets                                                                         494,588            591,623          715,386
     Less - Accumulated depreciation and amortization                              (231,981)          (248,076)        (221,366)
                                                                             ----------------    ---------------    -------------

          Net fixed assets                                                           262,607            343,547          494,020
                                                                             ----------------    ---------------    -------------
Other assets and deferred charges                                                     50,954             52,283           70,685
Deferred taxes, net                                                                        -                  -          411,891
Beneficial lease rights, net                                                          13,900             31,324           40,469
Goodwill, net                                                                         55,923             55,923           57,837
                                                                             ----------------    ---------------    -------------

                                                                                  $1,043,210         $1,083,731       $2,057,516
                                                                             ================    ===============    =============

                             LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
     Accounts payable:
          Trade                                                                      $73,520            $67,458         $321,931
          Other                                                                       45,574             51,982           70,934
                                                                               --------------    ---------------    -------------

     Total accounts payable                                                          119,094            119,440          392,865
                                                                               --------------    ---------------    -------------
Current portion of long term debt                                                    442,372            342,128                -
Current portion of capital lease and financing obligations                             7,782              7,962           19,018
Self-insurance reserves                                                               28,140             29,205           29,225
Accrued expenses and other current liabilities                                        67,767             70,172          112,046
Store closing reserves                                                                 1,061             62,928          142,797
                                                                               --------------    ---------------    -------------
     Total current liabilities                                                       666,216            631,835          695,951
                                                                               --------------    ---------------    -------------


Long-term debt                                                                             -                  -          804,552
Capital lease and financing obligations                                               56,706             80,816          133,963
Other long-term liabilities                                                           31,592             32,543           43,284
Excess of revalued net assets over equity under fresh-start reporting                      -              5,562           10,176
Liabilities subject to compromise                                                    748,021            748,731                -

Commitments and contingencies

Stockholders' (Deficit) Equity:
    Preferred stock                                                                        -                  -                -
    Common stock                                                                         295                295              295
    Additional paid-in-capital                                                       533,394            533,394          533,394
    Accumulated deficit                                                            (992,092)          (948,523)        (163,177)
    Treasury stock                                                                     (922)              (922)            (922)
                                                                               --------------    ---------------    -------------
    Total stockholders' equity / (deficit)                                         (459,325)          (415,756)          369,590
                                                                               --------------    ---------------    -------------
                                                                                  $1,043,210         $1,083,731       $2,057,516
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



                                             AMES DEPARTMENT STORES, INC. AND SUBSIDIARIES
                                            CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                                       (DEBTORS-IN-POSSESSION)
                                                            (In Thousands)

                                                               (Unaudited)

                                                                                    For the Thirteen
                                                                                       Weeks Ended
                                                                         ----------------------------------------

                                                                              May 4,               May 5,
                                                                               2002                 2001
                                                                         ------------------  --------------------

Cash flows from operating activities:
      Net loss                                                                   ($43,569)             ($27,732)
      Cumulative effect of Accounting change                                       (5,562)                     -
                                                                         ------------------  --------------------
      Net loss before cumulative effect adjustment                                (49,131)              (27,732)
      Expenses (income) not requiring the outlay of cash:
           Income tax benefit                                                            -              (16,997)
           Depreciation and amortization of fixed and other assets                  16,140                21,524
           Inventory impairment utilization                                       (10,107)                     -
           Amortization of debt discounts and deferred financing costs               2,258                 1,437
                                                                         ------------------  --------------------
Cash used by operations before changes in working capital and
store closing activities                                                          (40,840)              (21,768)
Changes in working capital:
      Increase in receivables                                                      (7,401)              (17,838)
      Increase in merchandise inventories                                         (50,951)              (93,344)
      Decrease in accounts payable                                                   (346)              (31,421)
      Decrease in accrued expenses and other liabilities                           (2,948)               (7,721)
       Decrease in other working capital and other, net                              7,230                10,417
Changes due to store closing activities:
      Payments of store closing costs                                              (7,437)               (7,101)
                                                                         ------------------  --------------------

Net cash used for operating activities                                           (102,693)             (168,776)
                                                                         ------------------  --------------------
Cash flows from investing activities:
      Purchases of fixed assets                                                      (842)              (14,651)
                                                                         ------------------  --------------------
Net cash used for investing activities                                               (842)              (14,651)
                                                                         ------------------  --------------------
Cash flows from financing activities:
      Borrowings under the revolving credit facilities, net                        100,244               198,495
      Payments on debt and capital lease obligations                               (1,065)               (4,076)
      Change in liabilities subject to compromise                                    (710)                     -
      Payments of deferred financing costs                                         (2,000)              (16,313)
                                                                         ------------------  --------------------
Net cash provided by financing activities                                           96,469               178,106
                                                                         ------------------  --------------------

Decrease in cash and cash equivalents                                              (7,066)               (5,321)
Cash and cash equivalents, beginning of period                                      29,105                49,761
                                                                         ------------------  --------------------

Cash and cash equivalents, end of period                                           $22,039               $44,440
                                                                         ==================  ====================

Supplemental disclosure of cash flow information:
Cash paid during the period for:
   Interest and debt fees not capitalized                                          $10,052               $28,490
   Income taxes                                                                          -                    60


                 (The accompanying Notes are an integral part of these consolidated condensed financial statements.)


                          AMES DEPARTMENT STORES, INC.
                                AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                             (DEBTORS-IN-POSSESSION)

                                   (Unaudited)


1.       Basis of Presentation :


         The accompanying consolidated condensed financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities and commitments in the normal course of business and do not reflect any adjustments that might result if the Company is unable to continue as a going concern. The filing of the voluntary Chapter 11 petitions referred to below (the "Chapter 11 cases"), losses from operations and negative cash flow from operations raise doubt about the Company's ability to continue as a going concern. The appropriateness of using a going concern basis is dependent upon, among other things, confirmation of a plan or plans of reorganization, future profitable operations and the ability to generate cash from operations and financing sources sufficient to meet obligations. As a result of the filing of the Chapter 11 cases and related circumstances, realization of assets and liquidation of liabilities is subject to significant uncertainty. While under the protection of Chapter 11, we may sell or otherwise dispose of assets, and liquidate or settle liabilities for amounts other than those reflected in the consolidated financial statements. Further, a plan or plans of reorganization could materially change the amounts reported in the accompanying consolidated financial statements. The consolidated financial statements do not include any adjustments relating to recoverability of the value of recorded asset amounts or the amount and classification of liabilities that might be necessary as a consequence of a plan of reorganization. The Company anticipates significant adjustments to the consolidated financial statements as a result of applying the provisions of Statement of Position 90-7 "Financial Reporting by entities in Reorganization Under the Bankruptcy Code" during the proceedings. At this time, it is not possible to predict the outcome of the Chapter 11 cases or their effect on the Company's business, its financial position, results of operations or cash flows.


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

       As a result of these filings, actions to collect pre-petition indebtedness are stayed and other contractual obligations against the Debtors may not be enforceable. In addition, under the Bankruptcy Code, the Debtors may assume or reject executory contracts, including real estate leases, employment contracts, personal property leases, service contracts and other unexpired executory pre-petition contracts, subject to Bankruptcy Court approval. Parties affected by these rejections may file claims with the Bankruptcy Court in accordance with the Bankruptcy Code. The Debtors cannot presently determine the ultimate liability that may result from the filing of claims for all contracts that may be rejected. Estimates have been made, however, for certain contracts to be rejected and are included in the liabilities subject to compromise. Substantially all pre-petition liabilities are subject to settlement under a plan of reorganization to be voted on by the creditors and equity holders and approved by the Bankruptcy Court. Although the Debtors expect to file a reorganization plan or plans that provide for emergence from bankruptcy, there can be no assurance that a reorganization plan or plans will be proposed by the Debtors or confirmed by the Bankruptcy Court or that any such plan will be consummated.

      As provided by the Bankruptcy Code, the Debtors have the exclusive right to submit a plan of reorganization for 120 days from the date of the filing of the voluntary petitions. On December 5, 2001, the Company filed a motion with the Bankruptcy Court to extend the period of exclusivity and on December 18, 2001, the court granted an extension of the exclusivity period to May 31, 2002. On May 23, 2002, the Court granted a further extension of the exclusivity period until February 28, 2003. If the Debtors fail to file a plan of reorganization during the period of exclusivity or if such a plan is not accepted by the required number of creditors and equity holders within the required period, any party in interest may subsequently file its own plan of reorganization for the Debtors. A plan of reorganization must be confirmed by the Bankruptcy Court, upon certain findings being made by the Bankruptcy Court which are required by the Bankruptcy Code. The Bankruptcy Court may confirm a plan of reorganization notwithstanding the non-acceptance of the plan by an impaired class of creditors or equity holders if certain requirements of the Bankruptcy Code are met. As part of its restructuring, the Company also anticipates that all existing equity will be cancelled. The Chapter 11 filing, the uncertainty regarding the eventual outcome of the reorganization case and the effect of other unknown adverse factors could threaten the Company's existence as a going concern.

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

      Schedules have been filed with the Bankruptcy Court setting forth the assets and liabilities of the Debtors as of the filing date as shown by the Company's accounting records. The Bankruptcy Court established a March 25, 2002 bar date for claims in the Company's Chapter 11 Cases. Differences between amounts shown by the Company and claims filed by creditors will be investigated and, if necessary, unresolved disputes will be determined by the Bankruptcy Court. The ultimate settlement terms for such liabilities are subject to a plan of reorganization, and accordingly, are not presently determinable.
..

3.       Net Loss Per Common Share:

       Net loss per share was determined using the weighted average number of common shares outstanding. Diluted net loss per share was equal to basic net loss per share because inclusion of common stock equivalents would have been anti-dilutive. During the quarters ended May 4, 2002 and May 5, 2001, no options were exercised.


4.       Inventories:

      Inventories are valued at the lower of cost, using the first-in, first-out
(FIFO) method, or market and include the capitalization of transportation and distribution center costs. The Company records reserves for inventory shrinkage and markdowns on a regular basis, such reserves are reflected as a reduction in inventory value in the Consolidated Balance Sheet.

5.       Debt:

      As a result of the Chapter 11 filing (see Note 2), the Ames Senior Notes and the Hills Senior Notes (see below) will be classified as "liabilities subject to settlement under the reorganization case." No principal or interest payments will be made without Bankruptcy Court approval or until a reorganization plan defining the repayment terms has been approved by the Bankruptcy Court.

         Debtor-In-Possession Credit Facilities

       On August 20, 2001, the Company entered into a $700 million Debtor-In-Possession Credit Agreement, dated as of August 20, 2001 (the "GECC DIP Facility", "DIP Facility" or "DIP"), with General Electric Capital Corporation ("GE Capital" or "GECC"). The Company also entered into a $55 Million Credit Agreement, dated as of August 20, 2001 (the "Kimco DIP Facility" and together with the "GECC DIP Facility", the "DIP Facilities"), with Kimco Funding, LLC ("Kimco"). The GECC DIP Facility consists of a $575 million Tranche A Revolver (including a Swing Line Commitment of $30 million as a subfacility thereof), a $50 million fully drawn Tranche B Revolver and a $75 million Term Loan. The GECC DIP Facility, as amended, has a sublimit of $75 million for the issuance of letters of credit. Amounts borrowed under the Tranche A and Tranche B Revolvers bear interest at the Index Rate plus 1.50% per annum or, at the election of the Company, the applicable LIBOR Rate plus 2.75% per annum. Amounts borrowed under the Term Loan bear interest at the Index Rate plus 5.25% per annum. The Company must also pay an unused commitment fee equal to 0.35% per annum multiplied by the average unused daily balance of the Revolving Loan and the Swing Line Loan. The GECC DIP Facility terminates on the earliest of, among other dates, August 20, 2003 and the effective date of a plan of reorganization in the Chapter 11 Cases. Proceeds from the GECC DIP Facility were used to repay in full the Prior Credit Facility (as defined below), and will be used to pay transaction costs and expenses related to the Chapter 11 Cases, to provide working capital and for other general corporate purposes.

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

       The Kimco DIP Facility consists of a $55 million term loan which has been reduced by payments to $54.4 million as of May 4, 2002. Amounts borrowed under the Kimco DIP Facility bear interest at the Index Rate plus 6.00% per annum. The Company must also pay an additional fee on or prior to July 31, 2002 and each anniversary date thereof occurring on or prior to the maturity date equal to 0.33% multiplied by the aggregate principal amount of loans outstanding on such date. The Kimco DIP Facility terminates on the earliest of, among other dates, August 20, 2003 and the effective date of a plan of reorganization in the Chapter 11 Cases.

       The lenders under the Kimco DIP Facility have a priority claim against the estates of the Debtors, which ranks junior to the super-priority claims of the lenders under the GECC DIP Facility (except with respect to the Company's right, title and interest in all real property leases in which the lenders under the Kimco DIP Facility have a first priority lien).

       On April 4, 2002, the Company and its GECC DIP Facility lenders agreed to certain modifications of the covenants required by the terms of the GECC DIP Facility. The Company was in compliance with all financial covenants of the DIP Facilities as of May 4, 2002.

       As of May 4, 2002, borrowings of $388.0 million were outstanding under the GECC DIP Facility. These borrowings are included in the current portion of long-term debt in the accompanying consolidated condensed balance sheet as of May 4, 2002. In addition, $33.0 and $11.3 million of standby and trade letters of credit, respectively, were outstanding under the GECC DIP Facility. The weighted average interest rate on the borrowings under the GECC DIP Facility for the 13 weeks ended May 4, 2002 was 7.53%. The peak borrowing level under the GECC DIP Facility through May 4, 2002 was $388.0 million and occurred in the fiscal month of April, 2002.


Senior Notes due 2003

      The 12.5% Senior Notes due 2003 (the "Hills Senior Notes") were, at the time of the acquisition of Hills, an unsecured obligation of Hills Stores Company ("Hills"). The Company had Hills Senior Notes with a recorded value of $44.1 million outstanding as of August 20, 2001. The Hills Senior Notes pay interest in January and June and mature July 2003. No principal or interest payments will be made without Bankruptcy Court approval or until a reorganization plan defining the repayment terms has been approved by the Bankruptcy Court.


Senior Notes due 2006

     The Company had $200.0 million of its 10% seven-year senior notes (the "Ames Senior Notes") outstanding as of August 20, 2001. The Ames Senior Notes pay interest semi-annually in April and October and mature April 2006. The Company did not pay interest on the Ames Senior Notes in October, 2001, and no principal or interest payments will be made without Bankruptcy Court approval or until a reorganization plan defining the repayment terms has been approved by the Bankruptcy Court..


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

      The Company accounts for its stock option plans under Accounting Principles Board ("APB") Opinion No. 25.


7.       Income Taxes:
       The Company's estimated annual effective income tax rate was applied to the loss before income taxes for the thirteen weeks ended May 5, 2001, to compute a non-cash income tax benefit. The income tax benefit was included in current deferred taxes in the accompanying consolidated condensed balance sheet as of May 5, 2001.

      In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some or all of the deferred taxes will not be realized. In Fiscal 2001, the Company increased its valuation allowance on its deferred tax assets by $591 million. The Company has recorded a full valuation allowance on net deferred tax assets as realization of such assets in future years is uncertain.

8.       Commitments and Contingencies:

      Reference can be made to the 2001 Form 10-K (Item 3 - Legal) for various litigation involving the Company, for which there were no material changes since the filing date of the 2001 Form 10-K.

      On August 20, 2001, the Debtors filed their voluntary petitions for reorganization under Chapter 11 of the Bankruptcy Code with the United States Bankruptcy Court for the Southern District of New York, Case Nos. 01-42217 through 01-42221 (REG). All civil litigation commenced against the Debtors prior to that date has been stayed by operation of law. The Company may agree from time to time to proceed with the resolution of certain litigation or the Court may allow certain litigation to proceed. Any judgments against the Company, however, ultimately may be paid only pursuant to a confirmed plan of reorganization.


9.       Closed Store Reserves and Inventory Charges:

      The Company has established reserves against the costs associated with the closure of a number of stores. The following items represent the major components of the change in the closed store reserves during the quarter ended May 4, 2002.

                                                                (in thousands)
                                                              -----------------
                  Balance at 2/2/02                                    $62,928
                           Fixed asset write-downs                    (66,622)
                           Beneficial lease write off                 (15,976)
                           Capital  lease  obligation  write
                             off                                        23,234
                           Occupancy costs                             (3,062)
                           Severance                                   (4,181)
                           Transferred from liabilities
                             subject to compromise                       4,740
                                                              -----------------
                  Balance at 5/4/02                                     $1,061
                                                              =================

 10.     Liabilities Subject to Compromise

      Liabilities subject to compromise consist of various obligations of the Company as of the August 20, 2001 Chapter 11 filing date. As of May 4, 2002 liabilities subject to compromise was comprised of :

       (in thousands)                                           Balance at
                                                               May 4, 2002
                                                         -----------------
       Accounts payable trade                                     $259,570
       Accounts payable other                                       78,327
       Lease rejection and other store closing costs               103,329
       Equipment lease obligations                                  21,870
       Senior notes                                                244,147
       Accrued  taxes,   general  liability  and  other
         prepetition obligations                                    40,778
                                                         -----------------
       Total                                                      $748,021
                                                         =================


11.      Recently Issued Accounting Pronouncements:

      During June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard ("SFAS") No. 141 "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." In addition to requiring the use of the purchase method for all business combinations, SFAS No. 141 requires intangible assets that meet certain criteria to be recognized as assets apart from goodwill. SFAS No 142 addresses accounting and reporting standards for acquired goodwill and other intangible assets, and generally, requires that goodwill and indefinite life intangible assets no longer be amortized but be tested for impairment annually. Finite life intangible assets will continue to be amortized over their useful lives. The Company adopted SFAS No. 142 at the start of fiscal year 2002. As a result of this standard, the Company recorded a cumulative effect adjustment, during the quarter ended May 4, 2002, of $5.6 million reflecting the elimination of "excess of revalued net assets over equity under fresh-start reporting," also referred to as Negative Goodwill. In addition, the Company estimates that $2.6 million of goodwill amortization will be eliminated during this Fiscal year as a result of the adoption of this standard. Further determination as to any potential impairment of goodwill and other intangible assets as calculated under the provisions of these new standards has not yet been determined by the Company.

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


12.      Subsequent Events:

      On June 6, 2002, the Company announced the closing of six stores. The liquidation of the inventories in the six stores immediately began on June 7, 2002. The Company will record a charge in the second quarter of Fiscal 2002 for employee severance, the write-off of fixed assets and the estimated cost of the leases to be rejected in the Chapter 11 proceedings related to these closing stores.

      On June 17, 2002, the Company announced that it had entered into agreements with the current lenders to its DIP Facility led by GE Capital as agent, to amend its current DIP Facility agreement and with KRC Acquisition Corporation, an affiliate of Kimco Realty Corporation for the sale and leaseback of certain of its properties. Both of these agreements are subject to Bankrupty Court approval. The Company expects that the new agreements will result in approximately $25 million in additional availability for the Company.

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

      As a result of these filings, actions to collect pre-petition indebtedness are stayed and other contractual obligations against the Debtors may not be enforceable. In addition, under the Bankruptcy Code, the Debtors may assume or reject executory contracts, including real estate leases, employment contracts, personal property leases, service contracts and other unexpired executory pre-petition contracts, subject to Bankruptcy Court approval. Parties affected by these rejections may file claims with the Bankruptcy Court in accordance with the Bankruptcy Code. The Debtors cannot presently determine the ultimate liability that may result from the filing of claims for all contracts that may be rejected. Estimates have been made however, for certain contracts to be rejected and are included in the liabilities subject to compromise category. Substantially all pre-petition liabilities are subject to settlement under a plan of reorganization to be voted on by the creditors and equity holders and approved by the Bankruptcy Court. Although the Debtors expect to file a reorganization plan or plans that provide for emergence from bankruptcy, there can be no assurance that a reorganization plan or plans will be proposed by the Debtors or confirmed by the Bankruptcy Court or that any such plan will be consummated.

      As provided by the Bankruptcy Code, the Debtors have the exclusive right to submit a plan of reorganization for 120 days from the date of the filing of the voluntary petitions. On December 5, 2001, the Company filed a motion with the Bankruptcy Court to extend the period of exclusivity and on December 18, 2001, the court granted an extension of the exclusivity period to May 31, 2002. On May 23, 2002, the Court granted a further extension of the exclusivity period until February 28, 2003. If the Debtors fail to file a plan of reorganization during the period of exclusivity or if such a plan is not accepted by the required number of creditors and equity holders within the required period, any party in interest may subsequently file its own plan of reorganization for the Debtors. A plan of reorganization must be confirmed by the Bankruptcy Court, upon certain findings being made by the Bankruptcy Court which are required by the Bankruptcy Code. The Bankruptcy Court may confirm a plan of reorganization notwithstanding the non-acceptance of the plan by an impaired class of creditors or equity holders if certain requirements of the Bankruptcy Code are met. As part of its restructuring, the Company also anticipates that all existing equity will be cancelled. The Chapter 11 filing, the uncertainty regarding the eventual outcome of the reorganization case and the effect of other unknown adverse factors could threaten the Company's existence as a going concern.

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

      Schedules have been filed with the Bankruptcy Court setting forth the assets and liabilities of the Debtors as of the filing date as shown by the Company's accounting records. The Bankruptcy Court established a March 25, 2002, bar date for claims in the Company's Chapter 11 Cases. Differences between amounts shown by the Company and claims filed by creditors will be investigated and, if necessary, unresolved disputes will be determined by the Bankruptcy Court. The ultimate settlement terms for such liabilities are subject to a plan of reorganization, and accordingly, are not presently determinable.


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

      The filing of the voluntary Chapter 11 petitions referred to above, losses from operations and negative cash flow from operations raise doubt about our ability to continue as a going concern. In addition, we are subject to risks associated with (i) our ability to operate pursuant to the terms of the Debtor-In-Possession credit facilities ("DIP Facilities" or "DIP"), (ii) our ability to operate successfully under the Chapter 11 proceedings, (iii) the approval of plans and activities by the Bankruptcy Court and (iv) our ability to create and have approved a reorganization plan in the Chapter 11 Cases.

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

      The retail industry is highly competitive and we expect competition to increase in the future. We compete with many smaller stores offering a similar range of products. Although Ames is one of the largest regional discount retailers, we are still considerably smaller in terms of our total number of stores, sales and earnings than the three leading national chains: Wal-Mart, Kmart, and Target Stores. Each of these chains, as well as other regional operators, currently operates stores within our regional market and competes with us for customers and potential store locations. We anticipate a further increase in competition from these national discount store chains.

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

      Substantially all of our assets are encumbered by the terms of the DIP Facilities. At May 4, 2002, the amount of our General Electric Capital Corporation Debtor-In-Possession ("GECC DIP") revolving credit agreement debt outstanding was $388.0 million. Our leveraged position impairs our ability to obtain additional financing to fund working capital requirements, capital expenditures or other purposes.

      The amount of our GECC DIP available for cash borrowings and letters of credit is based on specified percentages of our inventory on hand as well as in-transit inventory from overseas, certain receivables and certain of our owned real estate. Our borrowing availability under the GECC DIP fluctuates relative to this borrowing base. This borrowing base varies in value as a result of sales, merchandise purchases, and profitability. Lack of short-term liquidity due to reaching the limits of our borrowing availability would adversely affect our business, results of operations, and financial condition.

      We incurred a net pre-tax loss of $49.1 million in our fiscal quarter ended May 4, 2002. There can be no assurance that losses will not continue in the future. If losses do continue to occur, we would likely need to obtain additional capital to continue our operations.

      All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these factors and the cautionary statements contained herein.

Basis of Presentation

     The accompanying consolidated condensed financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities and commitments in the normal course of business and do not reflect any adjustments that might result if the Company is unable to continue as a going concern. The filing of the voluntary Chapter 11 petitions referred to above, losses from operations and negative cash flow from operations raise doubt about the Company's ability to continue as a going concern. The appropriateness of using a going concern basis is dependent upon, among other things, confirmation of a plan or plans of reorganization, future profitable operations and the ability to generate cash from operations and financing sources sufficient to meet obligations. As a result of the filing of the Chapter 11 cases and related circumstances, realization of assets and liquidation of liabilities is subject to significant uncertainty. While under the protection of Chapter 11, the Debtors may sell or otherwise dispose of assets, and liquidate or settle liabilities for amounts other than those reflected in the consolidated financial statements. Further, a plan or plans of reorganization could materially change the amounts reported in the accompanying consolidated financial statements. The consolidated financial statements do not include any adjustments relating to recoverability of the value of recorded asset amounts or the amount and classification of liabilities that might be necessary as a consequence of a plan of reorganization. The Company anticipates significant adjustments to the consolidated financial statements as a result of applying the provisions of Statement of Position 90-7 "Financial Reporting by entities in Reorganization Under the Bankruptcy Code" during the proceedings. At this time, it is not possible to predict the outcome of the Chapter 11 cases or their effect on the Company's business, its financial position, results of operations or cash flows. If it is determined that the liabilities subject to compromise in the Chapter 11 cases exceed the fair value of the assets, unsecured claims may be satisfied at less than 100% of their face value. The Company has previously indicated its belief that all existing equity will be cancelled as part of the reorganization. The Company believes the DIP Facilities , should provide the Company with adequate liquidity to conduct its business while it prepares a reorganization plan. However, the Company's liquidity, capital resources, results of operations and ability to continue as a going concern are subject to known and unknown risks and uncertainties, including those set forth under "Forward-looking Statements."

Results of Operations

      The following tables illustrate the consolidated results of operations for the thirteen weeks ended May 4, 2002 compared to the consolidated results of operation for the thirteen weeks ended May 5, 2001.

               For the thirteen weeks ended               May 4,             May 5,             Percentage
                                                           2002               2001                Change
                                                      ----------------    --------------      ----------------
                                                                          (In thousands)

Net sales                                                  $567,882            $793,687           (28.5)%
Leased department and other income                            6,718               9,149           (26.6)%
                                                      --------------      --------------

Total revenue                                               574,600             802,836           (28.4)%
Costs and expenses:
      Cost of merchandise sold                              412,095             565,956           (27.2)%
      Selling, general, and administrative expense          182,069             238,715           (23.7)%
      Depreciation and amortization expense, net             14,661              19,636           (25.3)%
      Interest and debt expense, net                         11,906              23,258           (48.8)%
      Reorganization expenses                                 3,000                   -
                                                      --------------      --------------
Loss before income taxes                                   (49,131)            (44,729)
Income tax benefit                                                -              16,997
                                                      --------------      --------------
Net Loss before cumulative effect of accounting
  change                                                  (49,131)            (27,732)
Cumulative effect of accounting changes, net of tax
  of $0                                                      5,562                   -
                                                      --------------      --------------

Net loss                                                  ($43,569)           ($27,732)
                                                      ==============      ==============



      The decrease in net sales of 28.5% is primarily attributable to the closing of 119 stores and a 8.7% decrease in comparable store sales.

      Gross margin as a percentage of sales decreased to 27.4% from 28.7% during the first quarter of fiscal 2002 compared to the same period in Fiscal 2001. For the quarter, the gross margin rate was negatively impacted by a reduction in vendor funds received, partially offset by a lower markdown rate from last year.

      The decrease in selling, general and administrative expenses primarily resulted from cost reduction programs and the closure of 119 stores. Selling, general and administrative expenses as a percentage of sales increased from 30.1% to 32.1% for the quarter; the increase was primarily a result of lower than expected sales.

      The decrease in depreciation and amortization expense is primarily a result of a lower fixed asset base as a result of write-offs of the assets in the closed stores.

      The decrease in interest expense is mainly attributable to a lower level of borrowings under our credit facilities and the reclassification of the Ames Senior Notes and the Hills Senior Notes to liabilities subject to compromise.

      The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets" at the start of Fiscal 2002. Adoption of SFAS No. 142 resulted in a cumulative effect of accounting change item in the Company's statement of operations. The Company recorded a $5.6 million gain from the write-off of "excess of revalued net assets over equity under fresh-start reporting" also referred to as negative goodwill.


Liquidity and Capital Resources

Current Year

      The following table reflects certain balance sheet account balances as of the end of the current year fiscal quarter compared to the same account balances as of the beginning of the current fiscal quarter.

                                                May 4,            February 2,                        Percentage
                                                 2002                2002             Change           Change
                                            ----------------    ----------------    ------------    -------------
                                                                         (In thousands)
                                            ---------------------------------------------------------------------

Cash and cash equivalents                         $22,039               $29,105        ($7,066)          (24.3)%
Merchandise inventories                           594,901               532,407          62,494            11.7%
Net fixed assets                                  262,607               343,547        (80,940)          (23.6)%
Trade accounts payable                             73,520                67,458           6,062             9.0%
Store closing reserves                              1,061                62,928        (61,867)          (98.3)%
Accrued expenses                                   67,767                70,172         (2,405)           (3.4)%
Capital lease and financing obligations            56,706                80,816        (24,110)          (29.8)%


      The decrease in our cash position was primarily caused by the closing of 54 stores.

     The increase in inventory was due to seasonable buildup partially offset by the liquidation of inventory in the 54 closing stores.

      The decrease in net fixed assets was due to net fixed asset retirements (including capital lease asset retirements) totaling $66.6 million, associated with the 54 stores that have closed since the beginning of the year, and $15.1 million in depreciation expense partially offset by $.8 million in capital expenditures.

      The increase in trade accounts payable was principally the result of increased inventory purchases.

      Store closing reserves decreased primarily as a result of costs related to the store closings, including $66.6 million in fixed asset write-downs partially offset by $23.2 million in capital lease obligation write offs, $16.0 million in beneficial lease write offs, $4.2 million in severance costs and $3.1 million in occupancy costs. An additional $4.7 million was transferred from the liabilities subject to compromise account for lease rejection costs.

      The decrease in capital lease and financing obligations was primarily due to $23.2 million in write-offs associated with the closing of the 54 stores.


Comparable Quarters

      The following table reflects certain balance sheet account balances as of the end of the current fiscal quarter compared to the same account balances at the end of the Fiscal 2001 first quarter.


                                                May 4,              May 5,                           Percentage
                                                 2002                2001             Change           Change
                                            ----------------    ----------------    ------------    -------------

                                                                         (In thousands)
                                            --------------------------------------------------------------------

Cash and cash equivalents                         $22,039               $44,440       ($22,401)          (50.4)%
Merchandise inventories                           594,901               837,476       (242,575)          (29.0)%
Net fixed assets                                  262,607               494,020       (231,413)          (46.8)%
Trade accounts payable                             73,520               321,931       (248,411)          (77.2)%
Store closing reserves                              1,061               142,797       (141,736)          (99.3)%
Accrued expenses                                   67,767               112,046        (44,279)          (39.5)%
Capital lease and financing obligations            56,706               133,963        (77,257)          (57.7)%


      The decrease in merchandise inventories was due to a smaller store base as a result of the closing of 119 stores since the end of last year quarter ended May 5, 2001.

      The reduction in net fixed assets resulted from write-offs of $169.6 million primarily associated with the 119 stores, as referenced above, and $74.1 million in depreciation expense offset by $11.4 million in capital expenditures and $0.6 million in capital lease additions incurred during the twelve months ended May 4, 2002.

      The decrease in trade accounts payable from May 5, 2001 resulted primarily from the transfer of vendor payables as of Auguest 19, 2002 to liabilities subject to compromise.

     Store closing reserves decreased as a result $166.9 million in fixed asset write-offs, $103.7 million of transfers to liabilities subject to compromise in recognition of potential lease rejection costs, $23.4 million of beneficial lease write-offs, $11.2 million of occupancy costs and $7.8 million of severance costs offset by $114.7 million in store closing charges and $57.1 million of capital lease obligation write-offs.

      The decrease in capital lease and financing obligations was due to $57.1 million in write-offs associated with the closing stores as previously referenced, $7.8 million in payments on capital lease obligations and $2.0 million of principal payments on financing obligations partially offset by $0.6 million in capital lease additions.


Liquidity Sources

      Our principal sources of liquidity are our Debtor in Possession credit agreements (see below), cash from operations, and cash on hand.

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

     As of May 4, 2002, borrowings of $388.0 million were outstanding under the GECC DIP Facility. These borrowings are included in the current portion of long-term debt in the accompanying consolidated condensed balance sheet as of May 4. 2002. In addition, $33.0 and $11.3 million of standby and trade letters of credit, respectively, were outstanding under the GECC DIP Facility. The weighted average interest rate on the borrowings for the thirteen weeks ended May 4, 2002 was 7.53%. The peak borrowing level under the GECC DIP Facility through May 4, 2002 was $388.0 million and occurred in the fiscal month of April, 2002.

      Achievement of expected cash flows from operations and compliance with our credit agreement covenants (see Note 5 to the consolidated financial statements) are dependent upon the attainment of sales, gross profit, expense levels, vendor relations, and flow of merchandise that are consistent with our financial projections

     Closed Store Reserves

     The Company has established reserves against the costs associated with the closure of a number of stores. The following items represent the major components of the change in the closed store reserves during the quarter ended May 4, 2002.


                                                             (in thousands)
                                                           ----------------
     Balance at 2/2/02                                              $62,928
              Fixed asset write-downs                              (66,622)
              Beneficial lease write off                           (15,976)
              Capital lease obligation write off                     23,234
              Occupancy costs                                       (3,062)
              Severance                                             (4,181)
              Transferred from liabilities subject to
                compromise                                            4,740
                                                           ----------------
     Balance at 5/4/02                                               $1,061
                                                           ================

     On June 6, 2002, the Company announced the closing of six stores. Liquidation of the inventories of the six stores began on June 7, 2002. The Company will record a charge in the second quarter of Fiscal 2002 for employee severance, the write-off of fixed assets and the estimated cost of the leases to be rejected in the Chapter 11 proceedings related to these closing stores.

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

      We do not speculate on the future direction of interest rates. As May 4, 2002, approximately $442.4 million of our debt bore interest at variable rates. We believe that the effect, if any, of possible near term changes in interest rates on our consolidated financial position, results of operations or cash flows would not be significant.



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

                  None





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


                                                                            AMES DEPARTMENT STORES, INC.
                                                                                    (Registrant)


Dated:               June 17, 2002
                                                                 /s/ JOSEPH R. ETTORE
                                                                 ----------------------------------------------------
                                                                 Joseph R. Ettore, Chairman, Chief Executive
                                                                 Officer, and Director

Dated:               June 17, 2002                               /s/ ROLANDO DE AGUIAR
                                                                 ----------------------------------------------------
                                                                 Rolando de Aguiar, Senior Executive Vice
                                                                 President, Chief Financial and Administrative Officer






                                                                                                                Exhibit 11
                                      AMES DEPARTMENT STORES, INC. AND SUBSIDIARIES
                             SCHEDULE OF COMPUTATION OF BASIC AND DILUTED EARNINGS PER SHARE
                                        (In Thousands, Except Per Share Amounts)


                                                                                For the Thirteen
                                                                                   Weeks Ended
                                                                       ------------------------------------
                                                                           May 4,               May 5,
                                                                            2002                 2001
                                                                       ----------------     ---------------


       Net loss before cumulative effect of accounting change                ($49,131)           ($27,732)
       Cumulative effect of accounting change                                    5,562                   -
                                                                       ----------------     ---------------
       Basic and diluted net loss......................                       (43,569)            (27,732)
                                                                       ================     ===============

       For Basic Earnings Per Share:
       Weighted average number of common shares outstanding
            during the period (b).............................                  29,408              29,397
       Basic earnings per share:
       Basic income per share before cumulative effect of
            accounting change                                                  ($1.67)              ($.94)
       Cumulative effect adjustment, net of tax of $0                             0.19                   -
                                                                       ----------------     ---------------
       Basic net loss per Share....................................            ($1.48)              ($.94)
                                                                       ================     ===============

       For Diluted Earnings Per Share:
       Weighted average number of common shares outstanding
            during the period (b)......................................         29,408              29,397
       Add common stock equivalent shares represented by:
       Options under the 2000 Store Manager Stock Option
            Plan                                                                     -                  95
                                                                       ----------------     ---------------
       Weighted average number of common and common
            Equivalent shares.....................................              29,408              29,397
                                                                       ================     ===============
       Diluted earnings per share:
       Diluted income per share before cumulative effect of
            accounting change                                                  ($1.67)              ($.94)
       Cumulative effect adjustment, net of tax of $0                             0.19                   -
                                                                       ----------------     ---------------
       Diluted net loss per share (a).............................             ($1.48)              ($.94)
                                                                       ================     ===============


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



                                                                                                           Exhibit 12
                                             AMES DEPARTMENT STORES, INC. AND SUBSIDIARIES
                                                  RATIO OF EARNINGS TO FIXED CHARGES
                                                  (In Thousands, Except Ratio Data)


                                    Thirteen
                                   Weeks Ended
                                                                                 Fiscal Year Ended
                                   ------------    ------------------------------------------------------------------------------

                                       May 4,        February 2,      February 3,    January 29,     January 29,    January 31,
                                        2002            2002             2001           2000            1999           1998

                                   ------------    --------------    ------------   ------------    ------------   ------------

Income (loss) before income
   taxes. Extraordinary item and
   cumulative effect adjustment       (49,131)         (383,154)      (288,377)       (31,355)          52,605         53,633

Add:
  Interest expense                      11,906            76,151         87,961         60,843          15,253         11,600

  Interest component of rental
  expense                                5,908            26,068         28,876         29,253          21,121         18,409
                                   ------------    --------------   ------------   ------------    ------------   ------------

Earnings available for fixed
   charges                            (31,317)         (280,935)      (171,540)         58,741          88,979         83,642

Fixed Charges:
  Interest expense                      11,906            76,151         87,961         60,843          15,253         11,600

  Interest component of rental
  expense                                5,908            26,068         28,876         29,253          21,121         18,409
                                   ------------    --------------   ------------   ------------    ------------   ------------

Total  fixed charges                    17,814           102,219        116,837         90,096          36,374         30,009

Ratio of earnings to fixed charges      (1.8)x            (2.7)x         (1.5)x            .7x            2.4x           2.8x


       For the purpose of calculating the ratio of earnings to fixed charges, earnings consist of income before income taxes, extraordinary item, and cumulative effect adjustment plus fixed charges (net of capitalized interest).  Fixed charges consist of interest expense on all indebtedness and capitalized interest, amortized premiums, discounts and capitalized expenses related to indebtedness, and one third of rent expense on operating leases representing that portion of rent expense deemed by us to be attributable to interest. For the fiscal year quarter ended May 4, 2002, the amount of additional earnings that would have been required to cover fixed charges for this period was $49.1 million.
