Form 10-Q/A
period 2002-08-07
AMES DEPARTMENT STORES INC
filed 2002-08-08
CIK 6071


                                               SECURITIES AND EXCHANGE COMMISSION
                                                      WASHINGTON, D.C. 20549
                                                           FORM 10-Q/A

                                                         AMENDMENT NO. 1



[ X ]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended May 4, 2002


[   ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from                     to
                               -------------------    --------------------


                                                  Commission File Number 1-05380

                                                   AMES DEPARTMENT STORES, INC.
                                      (Exact name of registrant as specified in its charter)




               Delaware                                                                     04-2269444
-----------------------------------------                                -------------------------------------------
State or other jurisdiction of                                             (I.R.S. Employer Identification Number)
 incorporation or organization)


2418 Main Street, Rocky Hill, Connecticut                                                     06067
-----------------------------------------                                -------------------------------------------
Address of principal executive offices)                                                      (Zip Code)



Registrant's telephone number including area code:  (860) 257-2000




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

                           29,408,057 shares of Common Stock were outstanding on June 1, 2002.


The financial statements included in this report have not been reviewed by an independent public accountant because the registrant was unable to obtain such a review from Arthur Andersen.  Please see the introductory paragraph to Part 1 of this report for further information.









                                                        EXPLANATORY NOTE

         This amendment No. 1 on Form 10Q/A amends the Quarterly Report Form 10-Q of Ames Department Stores, Inc. for the quarter ended May 4, 2002 by inserting the following text immediately before Item 1 of Part I thereof:

The financial statements included in this Report have not been reviewed by an independent public accountant because the Registrant was unable to obtain such a review from Arthur Andersen LLP.  Deloitte & Touche LLP ("Deloitte") who advised the Registrant that the
Registrant had been accepted by Deloitte as a client on August 1, 2002, will review the financial statements contained in this
Report.  Such review is expected to be completed by the time the Company's quarterly report on Form 10Q for the quarter ended
August 3, 2002 is filed.





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


                                                                            AMES DEPARTMENT STORES, INC.
                                                                                    (Registrant)


Dated:               August 7, 2002                              /s/ Joseph R. Ettore
                                                                 ----------------------------------------------------
                                                                 Joseph R. Ettore, Chairman, Chief Executive Officer,
                                                                 and Director



Dated:               August 7, 2002                              /s/ Rolando de Aguiar
                                                                 ----------------------------------------------------
                                                                 Rolando de Aguiar, Senior Executive Vice President,
                                                                 Chief Financial and Administrative Officer
